Form 10-K/A
period 1996-06-30
OAK TECHNOLOGY INC
filed 1996-10-03
CIK 824225

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ---------------------

                                     FORM 10-K/A
                                   AMENDMENT NO. 1
                                          to
                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 1996    OR        Commission File No. 0-25298

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______

                                 OAK TECHNOLOGY, INC.
                (Exact name of Registrant as specified in its charter)

              DELAWARE                                   77-0161486
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation of organization)                    Identification No.)

    139 KIFER COURT                                          94086
    SUNNYVALE, CALIFORNIA                                  (Zip Code)
(Address of principal executive offices)

          Registrant's telephone number, including area code: (408) 737-0888
           Securities registered pursuant to Section 12(b) of the Act: NONE
             Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $239,501,388 as of August 31, 1996, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for August 30, 1996. Shares of Common Stock held by each executive officer and Director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

40,328,165 shares of the Registrant's $.001 par value Common Stock were outstanding at August 31, 1996.

                         DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     FORM 10-K/A

                                   AMENDMENT NO. 1

    The undersigned Registrant hereby (a) amends footnote 8 to the Financial Statements filed pursuant to Item 8 of Form 10-K and files such amended Financial Statements herewith, and (b) files herewith a Consent of Independent Auditors as Exhibit 23.01 to such Form 10-K.

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors
Oak Technology, Inc.:


We have audited the accompanying consolidated balance sheets of Oak Technology, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule, insofar as it relates to the three-year period ended June 30, 1996. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Technology, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP
Palo Alto, California
July 29, 1996, except as to Notes 7 and 13, which are as of September 26, 1996

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                              June 30,
                                                       ----------------------
                                                          1996         1995
                                                       ---------    ---------

Current assets:
  Cash and cash equivalents. . . . . . . . . . .       $  44,934    $ 125,136
  Short-term investments . . . . . . . . . . . .          68,350       25,807
  Accounts receivable, net of allowance for doubtful
    accounts of $916 and $534, respectively. . .          20,172       21,645
  Inventories. . . . . . . . . . . . . . . . . .          14,763        5,595
  Current portion of foundry deposits. . . . . .           4,595           --
  Deferred tax asset . . . . . . . . . . . . . .          13,889        4,008
  Prepaid expenses and other current assets. . .           3,809          832
                                                        ---------    ---------
  Total current assets . . . . . . . . . . . . .         170,512      183,023

Property and equipment, net. . . . . . . . . . .          18,212        8,732
Foundry deposits . . . . . . . . . . . . . . . .          52,000        1,200
Investment in joint venture. . . . . . . . . . .          13,696           --
Other assets . . . . . . . . . . . . . . . . . .           1,888          998
                                                        ---------    ---------
  Total assets . . . . . . . . . . . . . . . . .       $ 256,308    $ 193,953
                                                        ---------    ---------
                                                        ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of
    long-term debt . . . . . . . . . . . . . . .       $  22,062    $   3,080
  Accounts payable . . . . . . . . . . . . . . .           7,887       11,220
  Accrued expenses . . . . . . . . . . . . . . .           4,824        6,189
  Income taxes payable . . . . . . . . . . . . .              --        6,051
  Deferred revenue . . . . . . . . . . . . . . .           1,053          225
                                                        ---------    ---------
  Total current liabilities. . . . . . . . . . .          35,826       26,765

Long-term debt . . . . . . . . . . . . . . . . .           2,858        2,227
Deferred income taxes. . . . . . . . . . . . . .           6,435        2,045
Deferred rent. . . . . . . . . . . . . . . . . .             362          273
                                                        ---------    ---------
  Total liabilities. . . . . . . . . . . . . . .          45,481       31,310
                                                        ---------    ---------

Stockholders' equity:
  Convertible preferred stock, $0.001 par
    value; 2,000,000 shares authorized; none
    issued and outstanding as of June 30,
    1996 and 1995  . . . . . . . . . . . . . . .              --           --
  Common stock, $0.001 par value; 60,000,000
    shares authorized; 40,196,796 shares issues
    and outstanding as of June 30, 1996 and
    37,588,498 shares issued and outstanding as
    of June 30, 1995 . . . . . . . . . . . . . .              40           38
  Additional paid-in capital . . . . . . . . . .         155,751      144,702
  Retained earnings. . . . . . . . . . . . . . .          55,036       17,903
                                                        ---------    ---------
  Total stockholders' equity . . . . . . . . . .         210,827      162,643
                                                        ---------    ---------
  Total liabilities and stockholders' equity . .       $ 256,308    $ 193,953
                                                        ---------    ---------
                                                        ---------    ---------

          See accompanying notes to consolidated financial statements.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Year Ended June 30,
                                            ----------------------------------
                                              1996        1995         1994
                                            ---------   ---------     --------

Net revenues . . . . . . . . . . . . . .   $ 247,984   $ 110,982     $ 42,562
Cost of revenues . . . . . . . . . . . .     138,499      56,366       25,990
                                            ---------   ---------     --------
  Gross profit . . . . . . . . . . . . .     109,485      54,616       16,572
Research and development expenses. . . .      30,718      14,646        6,223
Selling, general, and administrative
  expenses . . . . . . . . . . . . . . .      16,783      10,530        6,149
In-process research and development
  expenses . . . . . . . . . . . . . . .       4,837          --           --
                                            ---------   ---------     --------
  Operating income . . . . . . . . . . .      57,147      29,440        4,200
Nonoperating income (expense), net . . .       6,011       1,651          (74)
                                            ---------   ---------     --------
  Income before income taxes . . . . . .      63,158      31,091        4,126
Income taxes . . . . . . . . . . . . . .      26,025       9,869          303
                                            ---------   ---------     --------
  Net income . . . . . . . . . . . . . .   $  37,133   $  21,222     $  3,823
                                            ---------   ---------     --------
                                            ---------   ---------     --------

Net income per share . . . . . . . . . .   $    0.87   $    0.67     $   0.15
                                            ---------   ---------     --------
                                            ---------   ---------     --------

  Shares used in computing net income
    per share. . . . . . . . . . . . . .      42,614      31,474       25,756
                                            ---------   ---------     --------
                                            ---------   ---------     --------

          See accompanying notes to consolidated financial statements.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (IN THOUSANDS, EXCEPT SHARE DATA)




                                            Convertible                          Additional    Retained          Total
                                          Preferred Stock        Common Stock      Paid-in     Earnings       Stockholders'
                                     ----------------------  ------------------
                                        Shares       Amount   Shares     Amount    Capital    (Deficit)          Equity
                                     -----------     ------ ----------   ------   --------   ----------       -------------
Balances, June 30, 1993. . . . . .     3,155,657      $  3   6,902,134     $ 6    $ 10,582   $  (7,142)         $  3,449
Conversion of Series E redeemable
     preferred stock to Series F
     preferred stock . . . . . . .       184,095        --          --      --         500          --               500
Conversion of short-term debt to
     Series F preferred stock. . .       338,333         1          --      --       1,066          --             1,067
Issuance of Series F preferred
     stock . . . . . . . . . . . .       938,665         1          --      --       2,815          --             2,816
Exercise of stock options. . . . .            --        --     673,024       2          79          --                81
Net income . . . . . . . . . . . .            --        --          --      --          --       3,823             3,823
                                   -------------      ----  ----------    ----   ---------    --------          --------
Balances, June 30, 1994. . . . . .     4,616,750         5   7,575,158       8      15,042      (3,319)           11,736
Conversion of preferred stock
     to common stock . . . . . . .    (4,616,750)       (5) 15,100,650      15         (10)         --                --
Issuance of common stock, net
     of issuance costs of $1,168 .            --        --  13,625,000      14     128,139          --           128,153
Exercise of warrants . . . . . . .            --        --     907,630       1       1,102          --             1,103
Repurchase of common stock . . . .            --        --     (80,000)     --          (9)         --                (9)
Exercise of stock options. . . . .            --        --     460,060      --         166          --               166
Tax benefit on exercise of
     stock options . . . . . . . .            --        --          --      --         272          --               272
Net income . . . . . . . . . . . .            --        --                  --          --      21,222            21,222
                                   -------------      ----  ----------    ----   ---------    --------          --------
Balances, June 30, 1995. . . . . .            --        --  37,588,498      38     144,702      17,903           162,643
Exercise of warrants . . . . . . .            --        --     807,430      --       1,211          --             1,211
Repurchase of common stock . . . .            --        --     (57,780)     --      (1,211)         --            (1,211)
Exercise of stock options. . . . .            --        --   1,784,508       2       1,469          --             1,471
Employee stock purchase plan . . .            --        --      74,140      --         909          --               909
Tax benefit on exercise of
     stock options . . . . . . . .            --        --          --      --       8,671          --             8,671
Net income . . . . . . . . . . . .            --        --          --      --          --      37,133            37,133
                                   -------------      ----  ----------    ----   ---------    --------          --------
Balances, June 30, 1996. . . . . .            --      $ --  40,196,796    $ 40   $ 155,751    $ 55,036          $210,827
                                   -------------      ----  ----------    ----   ---------    --------          --------
                                   -------------      ----  ----------    ----   ---------    --------          --------


          See accompanying notes to consolidated financial statements.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                   Year Ended June 30,
                                                       ---------------------------------------
                                                          1996           1995           1994
                                                       ---------      ---------        -------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . .       $  37,133      $  21,222        $ 3,823
  Adjustments to reconcile net income to net cash
   provided by  operating activities:
     Depreciation and amortization . . . . . . .           3,586          1,502            800
     Inventory-related reserves. . . . . . . . .          24,845          1,538              -
     Equity in (income) or loss of
       unconsolidated affiliates . . . . . . . .            (442)          (236)            76
     In-process research and development . . . .           4,837             --             --
     Deferred income taxes . . . . . . . . . . .          (5,491)        (2,098)           135
     Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . .           2,050        (11,920)        (5,238)
       Inventories . . . . . . . . . . . . . . .         (30,533)           (86)        (3,833)
       Prepaid expenses and other current assets          (2,362)          (274)           (92)
       Accounts payable and accrued expenses . .          (4,915)         6,340          7,106
       Income taxes payable, deferred revenue
         and other liabilities . . . . . . . . .           2,008          6,542            (38)
                                                       ---------      ---------        -------
    Net cash provided by operating activities. .          30,716         22,530          2,739
                                                       ---------      ---------        -------

Cash flows from investing activities:
  Purchases of short-term investments. . . . . .        (107,150)       (29,537)        (4,026)
  Proceeds from matured short-term investments .          64,607          4,673          4,410
  Additions to property and equipment, net . . .         (12,665)        (4,167)        (2,007)
  Acquisition of Pixel Magic, Inc., net of cash
    acquired . . . . . . . . . . . . . . . . . .          (5,126)            --             --
  Investment in foundry joint venture. . . . . .         (13,696)            --             --
  Foundry deposits . . . . . . . . . . . . . . .         (45,520)            --             --
  Other assets . . . . . . . . . . . . . . . . .            (161)          (484)          (123)
                                                       ---------      ---------        -------
    Net cash used in investing activities. . . .        (119,711)       (29,515)        (1,746)
                                                       ---------      ---------        -------

Cash flows from financing activities:
  Issuance of debt . . . . . . . . . . . . . . .          54,865          7,859          6,208
  Repayment of debt. . . . . . . . . . . . . . .         (48,452)        (7,946)        (8,582)
  Issuance of preferred stock. . . . . . . . . .              --             --          2,816
  Issuance of common stock . . . . . . . . . . .           2,380        129,413             81
                                                       ---------      ---------        -------
     Net cash provided by financing activities .           8,793        129,326            523
                                                       ---------      ---------        -------
Net increase (decrease) in cash and cash equivalents     (80,202)       122,341          1,516
Cash and cash equivalents, beginning of period .         125,136          2,795          1,279
                                                       ---------      ---------        -------
Cash and cash equivalents, end of period . . . .       $  44,934      $ 125,136        $ 2,795
                                                       ---------      ---------        -------
                                                       ---------      ---------        -------

Supplemental information:
  Cash paid during the period:
     Interest. . . . . . . . . . . . . . . . . .       $     680      $     402        $   365
                                                       ---------      ---------        -------
                                                       ---------      ---------        -------
     Income taxes. . . . . . . . . . . . . . . .       $  28,514      $   5,582        $   193
                                                       ---------      ---------        -------
                                                       ---------      ---------        -------
  Noncash investing and financing activities:
     Conversion of Series E redeemable
       preferred stock to Series F preferred
       Stock . . . . . . . . . . . . . . . . . .       $      --      $      --        $   500
                                                       ---------      ---------        -------
                                                       ---------      ---------        -------
     Conversion of short-term debt to
       Series F preferred stock. . . . . . . . .       $      --      $      --        $ 1,067
                                                       ---------      ---------        -------
                                                       ---------      ---------        -------
     Conversion of preferred stock to
       common stock. . . . . . . . . . . . . . .       $      --      $  14,928        $    --
                                                       ---------      ---------        -------
                                                       ---------      ---------        -------
     Tax benefit related to stock plans. . . . .       $   8,671      $     272        $    --
                                                       ---------      ---------        -------
                                                       ---------      ---------        -------
     Accrual of foundry commitments. . . . . . .       $  14,400      $   1,200        $    --
                                                       ---------      ---------        -------
                                                       ---------      ---------        -------


                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) THE COMPANY

    Oak Technology, Inc. (the ``Company'') commenced operations in August 1987, as a California corporation. The Company is engaged in the design, development and marketing of high performance multimedia semiconductors and related software to the multimedia PC, digital video consumer electronics and digital office equipment markets. The Company formed a subsidiary in Taipei, Taiwan, in January 1989, and in Tokyo, Japan, in January 1991. In December 1994, the Board of Directors approved the reincorporation of the Company as a Delaware corporation. In November 1995, the Company acquired Pixel Magic, Inc.

    In February 1995, the Company completed an initial public offering of 10,925,000 shares of its common stock, of which 7,425,000 were sold by the Company. At that time, all of the outstanding convertible preferred stock automatically converted into approximately 15,100,000 shares of common stock. In May 1995, the Company completed a secondary public offering of 9,200,000 shares of its common stock, of which 6,200,000 shares were sold by the Company.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND PREPARATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH EQUIVALENTS AND INVESTMENTS

    The Company's policy is to invest cash in excess of operating requirements in interest-bearing investments. Securities purchased with initial maturities of three months or less are considered to be cash equivalents. Securities purchased with initial maturities greater than three months are included in short-term investments.

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, effective July 1, 1994. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. In accordance with SFAS No. 115, the Company has classified all securities held as available-for-sale securities. Such securities are reported at fair value with unrealized gains or losses, if material, excluded from earnings and reported as a separate component of stockholders' equity.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments are primarily in money market accounts, certificates of deposit, corporate notes, U.S. government obligations and repurchase agreements backed by U.S. Treasury and U.S. agency obligations. The Company's short-term investments have maturities ranging from 1996 through 1998. Also included in cash and equivalents as of June 30, 1996, and 1995, are approximately $9,780,000 and $14,134,000, respectively, in accounts with Taiwanese and Japanese banks and financial institutions. The Company periodically discounts

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
    notes receivable with recourse due from some customers with banks in Japan. As of June 30, 1996, the Company had discounted notes receivable outstanding of approximately $4.2 million, all of which were subsequently settled by the bank.

    Generally, the Company requires no collateral on trade receivables, although a substantial portion of export international sales are guaranteed by letters of credit. The Company believes that any credit risks are substantially mitigated by its credit evaluation process and maintains reserves for estimated credit losses.

    INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.

    During the fourth quarter of the Company's 1996 fiscal year, the Company recorded charges to cost of revenues of approximately $21 million to reflect a deterioration in the net realizable value of excess or obsolete inventory, the majority of which was comprised of one of the Company's CD-ROM controller products. As of June 30, 1996, remaining inventory of this CD-ROM controller product totaled approximately $7.6 million. Management has developed a program to reduce this inventory to desired levels over the near term and believes no material loss will be incurred on its disposition. No estimate can be made of the range of amount of loss that is reasonably possible should the program not be successful.

    DEPRECIATION AND AMORTIZATION

    Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method. Useful lives of three to five years are used for computer equipment, purchased software and furniture and fixtures; useful lives of up to five years are used for leasehold improvements and a useful life of 60 years is used for a building.

    FOUNDRY DEPOSITS

    Deposits paid under agreements to secure additional wafer capacity are carried at cost.

    EQUITY INVESTMENTS

    The accounts of majority-owned subsidiaries are included in the consolidated financial statements. The Company's investments in associated companies 20% or more owned are accounted for using the equity method. Investments in companies less than 20% owned are carried at cost.

    REVENUE RECOGNITION

    Product revenue is generally recognized upon shipment, with provisions for estimated returns and allowances. Revenue from nonrefundable technology license fees is recognized upon transfer of the associated technology. Product design revenue is recognized upon completion of contractual milestones.

    FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The Company's transactions are generally denominated in U.S. dollars, which is considered to be the functional currency of the Company. Sales to customers in Japan and Taiwan are invoiced in local currencies. Assets and liabilities of the Company's foreign subsidiaries are remeasured at rates in effect at period-end except for

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
    inventories, property and equipment, and intangible assets, which are remeasured at historical rates. Revenues and expenses are remeasured at average rates during the period. Adjustments arising from the remeasurement of local currency financial statements are included in nonoperating income.

    The Company enters into forward contracts to hedge certain exposures related to foreign currency transactions. Gains and losses on contracts are recognized in the same period as the transactions being hedged and are charged to operations. As of June 30, 1996 and 1995, the Company had forward contracts to exchange yen for approximately $1,084,000 and $21,414,000, respectively.

    INCOME TAXES

    The Company records income taxes using an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in tax laws or rates are considered.

    U.S. income taxes are provided on income from foreign subsidiaries to the extent the Company plans to repatriate such income.

    NET INCOME PER SHARE

    Net income per share data have been computed using the weighted average number of shares of common stock, dilutive common equivalent shares from the convertible preferred stock and dilutive common equivalent shares from stock options and warrants outstanding (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares issued during the twelve-month period prior to the Company's initial public offering in February 1995 have been included in the calculation as if they were outstanding for all periods prior to the offering (even if antidilutive, using the treasury stock method).

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued SFAS
    No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 121 will be effective for fiscal years beginning after December 15, 1995, and requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1997 and does not expect its provisions to have a material effect on the Company's consolidated results of operations in the year of adoption.

    In October 1995, the Financial Accounting Standards Board issued SFAS
    No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements.

    The Company expects to continue to use the intrinsic value-based method of Accounting Principles Board Option No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

    STOCK SPLIT

    In March 1996, the Company completed a two-for-one stock split in the form of a 100% stock dividend. All share and per share information for all periods presented has been adjusted to reflect the impact of the stock split.

    RECLASSIFICATIONS

    Certain reclassifications were made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

(3) BALANCE SHEET AND OPERATING STATEMENT COMPONENTS

    INVESTMENTS

    As of June 30, 1996, all investments were considered available-for-sale securities and consisted of the following (in thousands):


                                                                          Estimated
                                                               Accrued       Fair
                                                Cost           Interest      Value
                                               --------        --------   ---------
     Money market funds                       $ 35,579        $    --    $  35,579
     Repurchase agreements (U.S. Treasury
       & Gov't Agency Collateral)                1,843              4        1,847
     Certificates of deposit                    17,205             --       17,205
     Corporate notes                             8,009            191        8,200
     U.S. government obligations                43,136            574       43,710
                                               --------        --------   ---------
                                               $105,772        $   769    $ 106,541
                                               --------        --------   ---------
                                               --------        --------   ---------

     As of June 30, 1996, approximately $55 million of these investments had contractual maturities within one year and approximately $51 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):

     Cash equivalents              $  37,422
     Short-term investments           68,350
                                   ---------
                                   $ 105,772
                                   ---------
                                   ---------

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     As of June 30, 1995, all investments consisted of the following (in thousands):

                                                                          Estimated
                                                               Accrued       Fair
                                                Cost           Interest      Value
                                               --------        --------   ---------
     Money market funds                       $ 84,060        $    --    $  84,060
     Commercial paper                           22,434            234       22,668
     Certificates of deposit                     3,160             --        3,160
     Corporate notes                             4,926             98        5,024
     U.S. government repurchase obligations     25,525            247       25,772
                                               --------        --------   ---------
                                              $140,105        $   579    $ 140,684
                                               --------        --------   ---------
                                               --------        --------   ---------

     As of June 30, 1995, all of these investments had contractual maturities within one year and were classified on the consolidated balance sheet as follows (in thousands):

     Cash equivalents              $114,298
     Short-term investments          25,807
                                   --------
                                   $140,105
                                   --------
                                   --------

     INVENTORIES

     Inventories consisted of the following (in thousands):

                                                 June 30,
                                            -----------------
                                              1996      1995
                                            -------    ------
     Purchased parts and work in process    $ 5,888    $1,886
     Finished goods                           8,875     3,709
                                            -------    ------
                                            $14,763    $5,595
                                            -------    ------
                                            -------    ------

     PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                      June 30,
                                                               --------------------
                                                                 1996         1995
                                                               -------      -------
     Land                                                      $ 3,487      $ 2,446
     Building and leasehold improvements                         2,023        1,392
     Computers, equipment and purchased software                17,715        8,369
     Furniture and fixtures                                        970          546
                                                               -------      -------
                                                                24,195       12,753
     Less accumulated depreciation and amortization              5,983        4,021
                                                               -------      -------
                                                               $18,212      $ 8,732
                                                               -------      -------
                                                               -------      -------

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

                                                                      June 30,
                                                               --------------------
                                                                 1996         1995
                                                               -------      -------
     Commission and payroll related items                      $ 3,072      $ 2,848
     Royalties                                                     668          381
     Other                                                       1,084        2,960
                                                               -------      -------
                                                               $ 4,824      $ 6,189
                                                               -------      -------
                                                               -------      -------

     LICENSE FEES

     Nonrefundable technology license fees of approximately $3,003,000, $1,334,000 and $1,502,000 were recorded as revenue in fiscal 1996, 1995 and 1994 respectively.


     RESEARCH AND DEVELOPMENT EXPENSE

     Reimbursements of approximately $1,100,000 under nonrefundable cost-sharing development agreements were recorded as offsets to research and development expenses in fiscal 1994. No such reimbursements were received in fiscal 1996 or 1995.


     NONOPERATING INCOME (EXPENSE), NET

     Nonoperating income (expense), net consisted of the following
     (in thousands):

                                                               June 30,
                                                -----------------------------------
                                                  1996           1995         1994
                                                --------       --------     --------
     Interest income                            $ 7,299        $ 2,034      $   136
     Interest expense                              (725)          (387)        (509)
     Foreign currency translation/
       transaction gain (loss)                   (1,082)          (186)         333
     Income (loss) on equity method
       investee                                     442            236          (76)
     Other income (expense)                          77            (46)          42
                                                -------        -------       ------
                                                $ 6,011        $ 1,651       $  (74)
                                                -------        -------       ------
                                                -------        -------       ------

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(4)  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consisted of the following (in thousands):

                                                                      June 30,
                                                               --------------------
                                                                 1996         1995
                                                               -------      -------
     Accrued foundry commitments                               $14,400      $ 1,200
     Short-term notes                                            2,340        1,882
     Mortgage notes                                              2,637        2,028
     Short-term bank loans                                       5,479          197
     Capital lease obligations                                      64           --
                                                               -------      -------
                                                               $24,920      $ 5,307
     Less current portion                                       22,062        3,080
                                                               -------      -------
                                                               $ 2,858      $ 2,227
                                                               -------      -------
                                                               -------      -------

     Accrued foundry commitments consist primarily of payments due under agreements with Taiwan Semiconductor Manufacturing Company and Chartered Semiconductor Manufacturing Pte. Ltd. to obtain additional wafer capacity as described in Note 7.

     Short-term notes consist primarily of borrowings from four Taiwanese financial institutions, collateralized by land and a building in Taiwan, and bear interest at rates determined at the time of each borrowing. Under arrangements with the four financial institutions, as of June 30, 1996, the Company may borrow up to an aggregate of approximately $9,033,000. Compensating balances ranging from 20% to 30% of outstanding borrowings are required for individual balances exceeding established minimums; compensating balances of approximately $327,000 were included in short-term investments as of June 30, 1996. Borrowings as of June 30, 1996 bore interest at 7.90%.

     Mortgage notes are payable in monthly installments of principal and interest totaling approximately $30,572 and are also collateralized by land and a building in Taiwan. These notes mature at various dates through June 2010 and bear interest at variable rates, based on the Taiwan Bank reference rate, ranging from 8.30% to 9.30% as of June 30, 1996.

     Short-term bank loans consist of borrowings from two Japanese financial institutions, collateralized by standby letters of credit drawn on U.S. banks, and bear interest based on the Japanese prime rate. Under arrangements with these two financial institutions, as of June 30, 1996, the Company may borrow up to an aggregate of approximately $40 million. Borrowings as of June 30, 1996, bore interest ranging from 1.06% to 1.625%.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Future principal payments under all outstanding obligations as of June 30, 1996 are as follows (in thousands):

                       Year Ending
                         June 30,
                      --------------
                          1997           $  22,062
                          1998                 458
                          1999                 212
                          2000                 210
                          2001                 211
                       Thereafter            1,767
                                         ---------
                                         $  24,920
                                         ---------
                                         ---------

(5)  ACQUISITION OF PIXEL MAGIC, INC.

     In November 1995, the Company acquired all of the outstanding stock of Pixel Magic, Inc. ("Pixel Magic"), a privately held company based in Andover, Massachusetts, specializing in the design and manufacture of compression/decompression and image enhancement technology for the digital equipment product market, for $10.5 million of which $5.0 million is contingent upon the achievement of certain performance criteria over a three year period. As of June 30, 1996, these performance criteria had not been met and none of this contingent payment has been accrued. At the point in time when achievement of the performance criteria is beyond a reasonable doubt, the Company will accrue the associated contingent liability. Of the $5.5 million initial consideration, $500,000 is held in escrow and is available to compensate the Company in the event of losses pursuant to the Plan of Reorganization and Agreement of Merger. The acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of Pixel Magic have been included in the consolidated financial statements of the company from the date of acquisition. The initial cash payment was allocated as follows (in thousands):

     Net liabilities assumed.....................    $  (191)
     In-process research and development.........      4,837
     Purchased technology........................        854
                                                     -------
                                                     $ 5,500
                                                     -------
                                                     -------

     Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in the quarter ended December 31, 1995. The remainder of the cost was allocated to purchased software and assets and liabilities based upon management's estimate of their fair market values as of the acquisition date. The amount allocated to purchased technology will be amortized over 30 months.

     The following unaudited pro forma combined results of operations for the twelve months ended June 30, 1996 and 1995 are presented as if the acquisition had occurred at the beginning of each period. The one-time charge for the write-off of in-process research and development has not been reflected in the following pro forma summary as it is nonrecurring. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Pixel Magic had constituted a consolidated entity during such periods (in thousands, except per share data):

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                Year Ended June 30,
                              -----------------------
                                1996           1995
                              --------       --------
     Net revenues             $249,170       $113,645
     Net income               $ 39,857       $ 21,155
     Net income per share     $   0.94       $   0.67

(6)  INCOME TAXES

     The components of the income tax expense are as follows (in thousands):

                                                         Year Ended June 30,
                                                ----------------------------------
                                                 1996           1995         1994

                                                -------        -------      ------
     Current:
        Federal and state                       $21,622        $11,970         $644
        Foreign                                   1,223          1,050          281
     Deferred:
        Federal and state                        (9,984)        (4,008)          --
        Foreign                                   4,493          1,910          135

     Less benefit of net operating loss
        carryovers                                   --         (1,325)        (757)
     Charge in lieu of taxes attributable to
        employee stock options plans              8,671            272           --
                                                -------        -------       ------
           Total tax provision                  $26,025        $ 9,869       $  303
                                                -------        -------       ------
                                                -------        -------       ------

     A reconciliation between the income tax provision computed at the federal statutory rate and the effective tax rate is as follows (in thousands):

                                                       Year Ended June 30,
                                                -----------------------------------
                                                 1996           1995         1994
                                                -------        -------      -------
     Expense at federal statutory tax rate      $22,105        $10,882      $ 1,403
     State income tax, net of federal benefit     1,209            733           --
     Rate differential on foreign income          1,615             --           --
     Pixel Magic acquisition                      1,773
     Valuation allowance adjustment                  --         (3,770)      (1,254)
     Other                                         (677)         2,024          154
                                                -------        -------      -------
        Total tax provision                     $26,025        $ 9,869      $   303
                                                -------        -------      -------
                                                -------        -------      -------

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                                                      June 30,
                                                               --------------------
                                                                 1996         1995
                                                               -------      -------
     Various reserves and accruals                             $13,982      $ 3,795
     Deferred research and development expenses                     73          213
                                                               -------      -------
        Total gross deferred tax assets                         14,055        4,008
                                                               -------      -------

     Fixed assets depreciation differences                         (63)         (48)
     Other foreign liabilities                                  (6,538)      (1,997)
                                                               -------      -------
        Total gross deferred tax liabilities                    (6,601)      (2,045)
                                                               -------      -------
        Net deferred tax assets                                $ 7,454      $ 1,963
                                                               -------      -------
                                                               -------      -------

     As of June 30, 1996 and 1995, the cumulative amount of unremitted earnings of non-U.S. subsidiaries on which the Company had not provided U.S. taxes approximated $20,100,000 and $9,400,000, respectively. The additional taxes that could arise if those earnings were to be remitted to the U.S. would not be material after consideration of existing foreign taxes. It is management's intent that these earnings remain indefinitely invested.

(7)  FOUNDRY AGREEMENTS AND INVESTMENT IN JOINT VENTURE

     In June and November 1995, the Company entered into agreements with Taiwan Semiconductor Manufacturing Company and Chartered Semiconductor Manufacturing Ptd. Ltd. to obtain certain additional wafer capacity through the year 2001. The agreements call for the Company to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers. The price of such wafers will be determined in the future periods in which specific orders are actually placed. Deposits paid under these agreements are recorded at cost. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of certain deposits may be forfeited. The Company recorded $3 million in cost of sales during the fourth quarter of fiscal 1996 associated with manufacturing cost adjustments related to its wafer foundry agreements as a result of lower capacity usage during the calendar year ending December 31, 1996. As of June 30, 1996, deposits totaling $45.5 million have been paid and an additional $14.4 million has been accrued.

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation to form, along with other investors, a separate Taiwanese company for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company has agreed to invest approximately $60 million for a 10% equity position in the venture. In January 1996, the Company made an initial payment of $13.7 million under this agreement. Cash payments due under these agreements in fiscal 1997 are approximately $30.0 million and $15.0 million in fiscal 1998.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     The cash requirements associated with these agreements as of June 30, 1996 are as follows (in thousands):

     YEAR ENDING JUNE 30,
     --------------------

     1997                          $74,640
     1998                           34,200
     1999                            4,800
     2000                            4,800
                                  --------
                                  $118,440
                                  --------
                                  --------

     Included above are deposits totaling $40 million which, subject to the satisfaction of certain conditions, are refundable to the Company in fiscal 2001, upon the completion of the agreement with Chartered Semiconductor.

     In September 1996, the Company amended its previous agreement with Chartered. The amendment resulted in a reduction of the Company's future wafer purchase commitments and the elimination of required future cash deposits under the original foundry arrangement of approximately $36 million, which includes $12 million recorded as foundry deposits and related accrued liability as of June 30, 1996. The Company's June 30, 1996, consolidated balance sheet does not reflect this reduction in foundry deposits and associated liability related to this amendment. The $36 million would have been, subject to the satisfaction of certain conditions, refundable to the Company in 2001 and is reflected above in the cash requirements associated with foundry agreements as of June 30, 1996. The execution of this amendment will not result in any charge to operations.

     Under the amended agreement, the required future cash deposits of approximately $36 million could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated.


(8)  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases its U.S. headquarters and certain facilities under noncancelable operating leases. The Company is responsible for its share of expenses under the terms of certain of the leases.

     Future minimum lease payments under noncancelable leases are as follows (in thousands):

     YEAR ENDING JUNE 30,
     -------------------

          1997                     $  1,674
          1998                        1,733
          1999                        1,747
          2000                        1,698
          2001                        1,724
          Thereafter                    737
                                   --------
                                   $  9,313
                                   --------
                                   --------

     Rent expense was approximately $1,720,000, $886,000 and $514,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     INVENTORY PURCHASE COMMITMENTS

     The Company subcontracts all of its manufacturing to independent foundries. As of June 30, 1996 and 1995, the Company had approximately $7,415,000 and $50,428,000, respectively, in noncancelable purchase commitments with various wafer fabrication, assembly and test subcontractors.

     CONTINGENCY

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period
     July 22, 1995 through May 22, 1996. The first is a state court proceeding designated as IN RE OAK TECHNOLOGY SECURITIES LITIGATION, in Santa Clara County Superior Court in Santa Clara, California, which consolidates five putative class actions filed in Santa Clara County Superior Court from June 6, 1996 through July 12, 1996. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breach of fiduciary duty and abuse of control.

     The Company and various of its current and former officers and Directors are also parties to the following putative class actions pending in the U.S. District Court for the Northern District of California (i) BRUNO V. OAK TECHNOLOGY, INC., ET AL., (filed July 9, 1996); (ii) ZAND V. TA-LIN HSU, ET AL., (filed Sept. 4, 1996); (iii) RASKIN V. OAK TECHNOLOGY, INC., ET AL., (filed Aug. 22, 1996); and (iv) CORNELLE V. DAVID S. TSANG, ET AL., (filed Sept. 5, 1996). These actions allege certain violations of federal securities law and are brought on behalf of purchasers of the Company's stock for varying periods of time from July 22, 1995 through May 22, 1996. Motions to consolidate the federal actions have been filed with the court.

     Additionally, various of the Company's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION. This lawsuit asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of the Company.

     In all of the putative state and federal class actions, the plaintiffs are seeking monetary damages and equitable relief. In the derivative action, the plaintiffs are also seeking an accounting for the defendants' sales of Company stock and the payment of monetary damages to the Company. All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

     In connection with these legal proceedings, the Company has incurred, and expects to continue to incur, substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

(9)  STOCKHOLDERS' EQUITY

     The Company is authorized to issue two classes of stock--preferred stock and common stock--each with a par value of $0.001 per share.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     CONVERTIBLE PREFERRED STOCK

     Upon conversion of all of the outstanding preferred stock at the effective date of the Company's initial public offering in February 1995, the number of preferred shares authorized was reduced to 14,760,708 undesignated shares. In April 1995, the number of preferred shares authorized was reduced to 4,000,000 undesignated shares. In March 1996, the number of preferred shares authorized was reduced to 2,000,000 undesignated shares. The Board of Directors is authorized, subject to any limitations prescribed by Delaware law, to provide for the issuance of shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the powers, preferences and rights of the shares.

     WARRANTS

     Warrants to purchase an aggregate of 796,644 shares of Series D preferred stock at $2.25 per share were outstanding as of June 30, 1994. The warrants are exercisable at any time on or prior to December 15, 1997. Following the conversion of Series D preferred stock to common stock upon the Company's initial public offering, these warrants represented the right to purchase 1,194,948 shares of common stock at $1.50 per share. Warrants representing the right to purchase 204,990 shares of common stock were exercised under the warrants' cashless exercise provisions, resulting in the issuance of 177,098 shares of common stock in 1995; 807,430 warrants to purchase common stock resulted in the issuance of 749,650 shares of common stock in 1996. Warrants representing the right to purchase 182,528 and 989,958 shares of common stock were outstanding as of June 30, 1996 and 1995, respectively.

     Warrants to purchase a total of 730,544 shares of Series F preferred stock were exercised immediately prior to the Company's initial public offering in February 1995 at a price of $1.50 per share. All such shares of Series F preferred stock were converted into 730,544 shares of the Company's common stock upon the initial public offering.

     STOCK OPTION PLANS

     Upon the reincorporation of the Company in Delaware in February 1995, the Company assumed the obligations of its predecessor under the 1988 Stock Option Plan (the "1988 Plan"), as amended and restated. A total of 4,800,136 shares of Common Stock were reserved for issuance upon the exercise of options outstanding under the 1988 Plan. The Company does not intend to issue any additional options under the 1988 Plan.

     In December 1994, the Board of Directors approved the 1994 Stock Option Plan (the "1994 Plan") under which 3,000,000 shares of Common Stock were reserved for issuance; 3,000,000 additional shares were approved in February 1996. Under the 1994 Plan, either incentive or nonqualified options to purchase the Company's common stock may be granted to employees as determined by the Board of Directors at prices not lower than fair market value at the date of grant for incentive options, or 85% of fair market value in the case of nonqualified options (110% in certain cases). Nonqualified options may be granted to consultants as determined by the Board of Directors at prices not lower than 85% of fair market value at the date of grant. The Board of Directors also has the authority to set exercise dates (no longer than ten years from date of grant and no longer than five years in certain instances), payment terms and other provisions for each grant.

     In December 1994, the Board of Directors also approved the 1994 Outside Directors' Stock Option Plan (the "Directors Plan"), under which 500,000 shares of Common Stock were reserved for issuance. The Directors Plan provides for the automatic grant of options to purchase shares of Common Stock to nonemployee Directors of the Company.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Stock options are subject to vesting, generally over 50 months. As of June 30, 1996 outstanding options to purchase a total of 1,192,709 shares, 1,704,666 shares and 18,000 shares were not vested under the 1988 Plan, the 1994 Plan, and the Directors Plan, respectively. Under the 1988 Plan, shares could be purchased prior to vesting and held in escrow until vested; however, unvested shares are subject to a right of repurchase by the Company, at their original purchase price, upon termination of employment. Unexercised options expire three months after termination of employment with the Company.

     Activity under all the stock option plans is set forth below:




                                          Shares        Options
                                         Available    Outstanding             Price Range
                                       -----------    -----------       -----------------------
     Balances, June 30, 1993             1,122,386      2,556,120       $  .0375      -   .4675
        Shares authorized                2,000,000
        Options granted                 (2,345,600)     2,345,600          .6000      -  1.5000
        Options exercised                       --       (673,024)         .0375      -   .6000
        Options cancelled                  197,696       (197,696)         .1125      -  1.5000
                                       -----------    -----------
     Balances, June 30, 1994               974,482      4,031,000          .1125      -  1.5000
        Shares authorized                3,500,000
        Options granted                (1,443,200)      1,443,200         2.0000      - 14.3750
        Options exercised                       --      (460,060)          .1125      -  1.5000
        Options cancelled                  318,660      (318,660)          .1438      - 13.8125
                                       -----------    -----------
     Balances, June 30, 1995             3,349,942      4,695,480          .1125      - 14.3750
        Shares authorized                3,000,000
        Options granted                (1,576,400)      1,576,400        12.7500      - 28.5000
        Options exercised                       --    (1,784,508)          .1125      - 10.9063
        Options cancelled                  495,862      (495,862)          .4250      - 27.3750
                                       -----------    -----------
     Balances, June 30, 1996             5,269,404      3,991,510       $  .1125      - 28.5000
                                       -----------    -----------
                                       -----------    -----------



     STOCK PURCHASE PLAN

     In December 1994, the Board of Directors approved the 1994 Stock Purchase Plan (the "Stock Purchase Plan") under which 600,000 shares of common stock were reserved for issuance. The Stock Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. In fiscal 1996, 74,140 shares were issued under the plan at an average price of $12.27.


(10) EMPLOYEE BENEFIT PLAN

     In July 1990, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") which is intended to qualify under section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the Company's U.S. employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company makes contributions to the 401(k) Plan based on 25% of an employee's contribution up to a maximum of 1.25% of total compensation;

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     $226,844 in matching contributions were recorded during fiscal 1996, no matching contributions were made in prior years.

(11) INDUSTRY SEGMENT AND MAJOR CUSTOMERS

     The Company designs, develops and markets high performance multimedia semiconductors and related software to original equipment manufacturers worldwide who serve the multimedia PC, digital video consumer electronics and digital office equipment markets.

     The following table summarizes the annual percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues and the percentage of total accounts receivable due from these customers.

                                  Percentage of Net Revenues
                                      Year Ended June 30,
                               ----------------------------------
                              1996           1995           1994
                              ----           ----           ----
     BTC                        1%             4%            18%
     Mitsumi                   26%            29%             4%
     Kanematsu                 19%            13%             3%
     NEC                       13%             9%            14%

                             Percentage of Total Accounts Receivable
                                         as of June 30,
                             ---------------------------------------
                               1996           1995           1994
                               ----           ----           ----
     BTC                        2%             2%            23%
     Mitsumi                   31%            32%             5%
     Kanematsu                  7%            21%             1%
     NEC                       20%            20%            23%

     Sales of the Company's CD-ROM controller products comprised 91%, 74%, and 33% of the net revenues in 1996, 1995, and 1994, respectively.

(12) GEOGRAPHIC SEGMENT REPORTING

     The Company maintains significant operations in the United States, Taiwan and Japan. Activities in the United States consist of corporate administration, product development, logistics and worldwide sales management. Foreign operations consist of regional sales and limited board-level manufacturing.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     The following is a summary of operations by geographic areas (in thousands):

                                                         Year Ended June 30,
                                                 ----------------------------------
                                                  1996         1995         1994
                                                  ----         ----         ----
     Revenue from unaffiliated customers
       originating from:
        United States                            $ 37,142     $ 25,224     $ 17,793
        Taiwan                                     47,963       28,368       15,185
        Japan                                     162,879       57,390        9,584
                                                 --------     --------      -------
                                                 $247,984     $110,982     $ 42,562
                                                 --------     --------      -------
                                                 --------     --------      -------
     Transfers between geographic areas
       (eliminated in consolidation):
        United States                            $180,569     $ 72,483     $ 20,774
        Taiwan                                      4,175        5,523        5,371
        Japan                                         233        7,161          141
                                                 --------     --------      -------
                                                 $184,977     $ 85,167     $ 26,286
                                                 --------     --------      -------
                                                 --------     --------      -------
     Income before income taxes:
        United States                            $ 48,349     $ 27,579     $  3,384
        Taiwan                                      2,536        3,069          602
        Japan                                       8,574        3,844          428
        Eliminations                                3,699       (3,401)        (288)
                                                 --------     --------      -------
                                                 $ 63,158     $ 31,091     $  4,126
                                                 --------     --------      -------
                                                 --------     --------      -------
     Identifiable assets:
        United States                            $226,039     $178,262     $ 19,897
        Taiwan                                     14,778       20,096       12,139
        Japan                                      22,848       28,118        4,942
        Eliminations                               (7,357)     (32,523)      (9,565)
                                                 --------     --------      -------
                                                 $256,308     $193,953     $ 27,413
                                                 --------     --------      -------
                                                 --------     --------      -------

     Export sales from United States to
       unaffiliated customers:
        Canada                                   $     50     $    207     $    177
        Taiwan                                          9           59        2,125
        Japan                                       1,273            6          970
        Other Asia                                 26,189       13,594        5,183
        Europe                                      3,668        2,134        1,261
                                                 --------     --------      -------
                                                 $ 31,189     $ 16,000      $ 9,716
                                                 --------     --------      -------
                                                 --------     --------      -------

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(13) SUBSEQUENT EVENT

     During July 1996, the Company offered option holders under the 1994 Stock Option Plan, other than Directors and Officers, the opportunity to have outstanding options repriced to the then current fair market value of the Company's common stock of $6.50 per share. Vesting schedules for repriced options remain unchanged; however, repriced options cannot be exercised before April 30, 1997. On August 1, 1996, the Company cancelled and reissued 1,800,370 options pursuant to this repricing.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                                                     SCHEDULE II

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS
                                    (in thousands)



                                            Additions
                                           Charged to
                                 Beginning  Costs and  Deductions-    Ending
Allowance for Doubtful Accounts   Balance   Expenses   Write-Offs     Balance
-------------------------------   -------   --------   ----------     -------
Year ended June 30, 1996          $    534  $    866   $    (484)     $    916

Year ended June 30, 1995               218       458        (142)          534

Year ended June 30, 1994               212       260        (254)          218

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 1, 1996                            OAK TECHNOLOGY, INC.



                                        By:      /s/ SIDNEY S. FAULKNER
                                           -------------------------------------
                                             Sidney S. Faulkner
                                             Vice President, Finance,
                                             Chief Financial Officer
                                             and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                   Title                                   Date
---------                   -----                                   ----

                         President, Chief Executive Officer      October 1, 1996
----------------------   and Director
David D. Tsang*          (Principal Executive Officer)


/s/ SIDNEY S. FAULKNER   Vice President, Finance,                October 1, 1996
----------------------   Chief Financial Officer and
Sidney S. Faulkner       Secretary
                         (Principal Financial and Accounting
                         Officer)


                         Executive Vice President,               October 1, 1996
----------------------   Chief Operating Officer and Director
Donald R. Bryson*


                         Director                                October 1, 1996
----------------------
Richard B. Black*


                         Director                                October 1, 1996
----------------------
Ta-Lin Hsu


                         Director                                October 1, 1996
----------------------
Timothy Tomlinson*

* By Sidney S. Faulkner, attorney-in-fact