Form 10-Q
period 1996-09-30
OAK TECHNOLOGY INC
filed 1996-11-13
CIK 824225

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the Transition Period from            to
                                              ----------    ------------
                                              ----------    ------------

                          COMMISSION FILE NO. 0-25298

                              OAK TECHNOLOGY, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0161486
         (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                                   139 KIFER COURT
                             SUNNYVALE, CALIFORNIA 94086
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                    (408) 737-0888
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO     .
                                        ---      ---

As of September 30, 1996, there were outstanding 40,357,343 shares of the Registrant's Common Stock, par value $0.001 per share.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                        INDEX


Part  I - Financial Information                                                   Page
-------------------------------                                                   ----
Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 1996
            and June 30, 1996    . . . . . . . . . . . . . . . . . . . . . . . . . 3

            Consolidated Statements of Income for the
            Three Months ended September 30, 1996 and 1995     . . . . . . . . . . 4

            Consolidated Statements of Cash Flows for the
            Three Months Ended September 30, 1996 and 1995     . . . . . . . . . . 5

            Notes to Consolidated Financial Statements   . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations      . . . . . . . . . . 9

Part II - Other Information
---------------------------

Item 1.     Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 6.     Exhibits and Reports on Form 8-K     . . . . . . . . . . . . . . . . . 20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
----------

Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
-------------


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                                        ASSETS

                                                                          SEPTEMBER 30,    JUNE 30,
                                                                              1996           1996
                                                                         --------------  ------------
Current assets:                                                           (Unaudited)
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . $  46,851      $  44,934
    Short-term investments . . . . . . . . . . . . . . . . . . . . . . . .    69,508         68,350
    Accounts receivable, net of allowance for doubtful accounts of
         $914 and $916, respectively . . . . . . . . . . . . . . . . . . .    15,264         20,172
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,527         14,763
    Current portion of foundry deposits. . . . . . . . . . . . . . . . . .    12,001          4,595
    Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . .    15,316         13,889
    Prepaid expenses and other current assets. . . . . . . . . . . . . . .     3,275          3,809
                                                                           ---------      ---------
         Total current assets  . . . . . . . . . . . . . . . . . . . . . .   172,742        170,512
Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .    18,360         18,212
Foundry deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30,760         52,000
Investment in joint venture  . . . . . . . . . . . . . . . . . . . . . . .    13,696         13,696
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,705          1,888
                                                                           ---------      ---------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . $ 237,263      $ 256,308
                                                                           ---------      ---------
                                                                           ---------      ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt. . . . . . . . . . $   5,652     $  22,062
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,059         7,887
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,634         4,824
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,378         1,053
                                                                           ---------      ---------
         Total current liabilities . . . . . . . . . . . . . . . . . . . .    17,723        35,826
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,821         2,858
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     6,435         6,435
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       349           362
                                                                           ---------      ---------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .    27,328        45,481
                                                                           ---------      ---------
Stockholders' equity:
    Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; none issued and outstanding as of September 30, 1996 and
       June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .         -             -
    Common stock, $0.001 par value; 60,000,000 shares authorized;
    40,357,343 and 40,196,796 shares issued and outstanding as of
    September 30, 1996 and June 30, 1996, respectively . . . . . . . . . .        40            40
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .   156,512       155,751
    Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .    53,383        55,036
                                                                           ---------      ---------
         Total stockholders' equity  . . . . . . . . . . . . . . . . . . .   209,935       210,827
                                                                           ---------      ---------
         Total liabilities and stockholders' equity  . . . . . . . . . . . $ 237,263     $ 256,308
                                                                           ---------      ---------
                                                                           ---------      ---------

             See accompanying notes to consolidated financial statements.


                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except per share data)
                                     (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                             -------------------
                                                               1996       1995
                                                             --------   --------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . $ 18,926   $ 56,472
Cost of revenues . . . . . . . . . . . . . . . . . . . . . .   10,216     25,136
                                                             --------   --------
   Gross profit. . . . . . . . . . . . . . . . . . . . . . .    8,710     31,336
Research and development expenses. . . . . . . . . . . . . .    8,094      5,905
Selling, general and administrative expenses . . . . . . . .    4,293      3,739
                                                             --------   --------
   Operating income (loss) . . . . . . . . . . . . . . . . .   (3,677)    21,692
Nonoperating income. . . . . . . . . . . . . . . . . . . . .    1,134        363
                                                             --------   --------
   Income (loss) before income taxes . . . . . . . . . . . .   (2,543)    22,055
Income taxes (benefit) . . . . . . . . . . . . . . . . . . .     (890)     8,822
                                                             --------   --------
   Net income (loss) . . . . . . . . . . . . . . . . . . . . $ (1,653)  $ 13,233
                                                             --------   --------
                                                             --------   --------
Net income (loss) per share  . . . . . . . . . . . . . . . . $  (0.04)  $   0.31
                                                             --------   --------
                                                             --------   --------
Shares used in computing net income (loss) per share . . . .   40,297     42,682
                                                             --------   --------
                                                             --------   --------



             See accompanying notes to consolidated financial statements.



                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)


                                                                        Three Months Ended
                                                                           September 30,
                                                                         1996         1995
                                                                       --------     --------
Cash flows from operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ (1,653)    $ 13,233
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . .    1,273          549
      Inventory related adjustments. . . . . . . . . . . . . . . . . .   (1,990)           -
      Equity in (income) or loss of unconsolidated affiliates. . . . .      119         (756)
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .   (1,146)         135
      Changes in operating assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . . . . . .    4,908      (18,255)
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . .    4,726       (1,264)
         Foundry deposits. . . . . . . . . . . . . . . . . . . . . . .      934            -
         Prepaid expenses and other current assets . . . . . . . . . .      534         (696)
         Accounts payable and accrued expenses . . . . . . . . . . . .   (2,018)       1,031
         Income taxes payable, deferred revenue and other liabilities       312        5,077
                                                                       --------     --------
            Net cash provided by (used in) operating activities. . . .    5,999         (946)
                                                                       --------     --------
Cash flows from investing activities:
      Purchases of short-term investments. . . . . . . . . . . . . . .  (11,340)     (33,037)
      Proceeds from matured short-term investments . . . . . . . . . .   10,182        4,938
      Additions to property and equipment, net . . . . . . . . . . . .   (1,336)      (3,029)
      Investment in foundry deposits . . . . . . . . . . . . . . . . .        -       (2,000)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      (21)         203
                                                                       --------     --------
           Net cash used in investing activities . . . . . . . . . . .   (2,515)     (32,925)
                                                                       --------     --------
Cash flows from financing activities:
   Issuance of debt  . . . . . . . . . . . . . . . . . . . . . . . . .   10,362        3,640
   Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . .  (12,409)      (3,049)
   Issuance of common stock, net . . . . . . . . . . . . . . . . . . .      480          583
                                                                       --------     --------
           Net cash provided by (used in) financing activities . . . .   (1,567)       1,174
                                                                       --------     --------
Net increase (decrease)  in cash and cash equivalents  . . . . . . . .    1,917      (32,697)
Cash and cash equivalents, beginning of period . . . . . . . . . . . .   44,934      125,136
                                                                       --------     --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . $ 46,851    $  92,439
                                                                       --------     --------
                                                                       --------     --------
Supplemental information:
   Cash paid during the period:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    107    $     101
                                                                       --------     --------
                                                                       --------     --------
      Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . $     20    $   3,156
                                                                       --------     --------
                                                                       --------     --------
Noncash investing and financing activities:
   Cash benefit related to stock plans . . . . . . . . . . . . . . . . $    281    $       -
                                                                       --------     --------
                                                                       --------     --------
   Adjustment to foundry commitments . . . . . . . . . . . . . . . . . $(14,400)   $       -
                                                                       --------     --------
                                                                       --------     --------



             See accompanying notes to consolidated financial statements.

                         OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  BASIS OF PREPARATION

    The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1996, included in the Oak Technology, Inc. (the "Company") 1996 Annual Report on Form 10-K filed with the Commission.

2.  EQUITY AND NET INCOME PER SHARE

    Net income per share has been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding (using the treasury stock method). All periods presented reflect a two for one stock split that was approved by the Company's board of directors and effected as of March 28, 1996.

    In July 1996, the Company offered option holders under the 1994 Stock Option Plan, other than Directors and Officers, the opportunity to have outstanding options repriced to the fair market value of the Company's common stock as of August 1, 1996. Vesting schedules for repriced options remain unchanged; however, repriced options cannot be exercised before April 30, 1997. On August 1, 1996, the Company canceled and reissued 1,800,370 options pursuant to this repricing at a price of $6.50 per share.

3.  BALANCE SHEET COMPONENTS

    INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):


                                                       September 30,    June 30,
                                                           1996           1996
                                                       -------------    --------
Purchased parts and work in process. . . . . . . . . .   $  7,028       $  5,888
Finished goods . . . . . . . . . . . . . . . . . . . .      3,499          8,875
                                                         --------       --------
                                                         $ 10,527       $ 14,763
                                                         --------       --------
                                                         --------       --------

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     (CONTINUED)


4.  FOUNDRY AGREEMENTS AND INVESTMENT IN JOINT VENTURE

    In June and November 1995, the Company entered into agreements with Taiwan Semiconductor Manufacturing Company ("TSMC") and Chartered Semiconductor Manufacturing Ptd. Ltd. ("Chartered") to obtain certain additional wafer capacity through the year 2001. The agreements called for the Company to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers.

    In September and October 1996, respectively, the Company amended its previous agreements with Chartered and TSMC. The amendments resulted in a reduction and deferral of the Company's future wafer purchase commitments and the elimination of required future cash deposits of approximately $73 million under the original foundry arrangements which includes $14.4 million that was accrued as of June 30, 1996. The Company's September 30, 1996 consolidated balance sheet includes the impact of these amendments. The execution of these agreements reduced the Company's wafer purchase commitments during the remainder of calendar 1996 and resulted in a favorable manufacturing cost adjustment recorded to costs of sales of $1.5 million during the quarter ended September 30, 1996.

    Deposits paid under the amended agreements are recorded at cost and total approximately $44.2 million as of September 30, 1996. Pursuant to the terms of the amended agreements, this entire amount represents deposits to be used as a portion of the price to be paid for future wafers. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of certain deposits may be forfeited which would result in a charge to cost of sales. Under the amended agreements, required future cash deposits of approximately $36 million due under the original agreement with Chartered could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

    In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation to form, along with other investors, a separate Taiwanese company for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company has agreed to invest approximately $60 million for a 10% equity position in the venture. In January 1996, the Company made an initial payment of $13.7 million under this agreement. Cash payments due under these agreements are approximately $30.0 million in fiscal 1997 and $15.0 million in fiscal 1998.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     (CONTINUED)


5.  CONTINGENCIES

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

    The Company and various of its current and former officers and Directors are also parties to the following putative class actions pending in the U.S. District Court for the Northern District of California (i) BRUNO V. OAK TECHNOLOGY, INC., ET AL., (filed July 9, 1996); (ii) ZAND V. TA-LIN HSU, ET AL., (filed Sept. 4, 1996); (iii) RASKIN V. OAK TECHNOLOGY, INC., ET AL., (filed Aug. 22, 1996); and (iv) CORNELLE V. DAVID S. TSANG, ET AL., (filed Sept. 5, 1996). These actions allege certain violations of federal securities law and are brought on behalf of purchasers of the Company's stock for varying periods of time from July 22, 1995 through May 22, 1996. The court has designated these actions as related actions. Motions to appoint lead plaintiffs have been filed with the court.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES; ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (i) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS, (ii) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY,
(iii) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (iv) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR ENTRY INTO THE COMPANY'S MARKETS OF NEW COMPETITORS, (v) THE COMPANY'S ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (vi) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS,
(vii) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (viii) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE LICENSES OF THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (ix) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS, (x) DEPENDENCE ON KEY PERSONNEL, (xi) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (xii) DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS, (xiii) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (xiv) VOLATILITY IN THE COMPANY'S STOCK PRICE, (xv) MANAGEMENT OF CHANGING OPERATIONS, (xvi) RISKS RELATED TO PRODUCT DEFECTS, AND (xvii) OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1996.

    The Company designs, develops and markets high performance multimedia semiconductors and related software to original equipment manufacturers that serve the multimedia PC, digital video consumer electronics and digital office equipment markets. The Company develops semiconductor products based on five core technologies: optical storage, MPEG imaging, video/graphics, audio/communications and digital imaging. The Company's products typically consist of hardware, firmware and software to provide a complete solution for customers.

    The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Except as described in Note 4 of Notes to Consolidated Financial Statements, the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

    NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from product sales. Net revenues decreased 67% to $18.9 million in the three months ended September 30, 1996 from $56.5 million in the comparable period of fiscal 1996. This decrease was primarily attributable to a decrease in unit sales and overall average selling prices ("ASPs") of CD-ROM controllers. The decrease in unit sales resulted from the Company receiving substantially fewer orders for its CD-ROM controller products than in the comparable period of fiscal 1996. The Company believes the decline in orders for such products was primarily the result of customer decisions to reduce inventory, an overall slowdown in the PC market, a shift in the CD-ROM industry from 4x speed drives to 6x and 8x speed drives and increased competition in the CD-ROM drive and controller market. International sales, principally to Taiwan, Japan, Korea and Singapore, accounted for approximately 92% and 99% of the Company's net revenues in the three months ended September 30, 1996 and 1995, respectively. The Company expects that international sales will continue to represent a substantial majority of its net revenues for the foreseeable future.

    GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 46.0% in the three month period ended September 30, 1996 as compared to 55.5% during the comparable period in the prior year. This decrease in gross margin is primarily the result of a decrease in average selling prices of the Company's CD-ROM controller products partially offset by a favorable manufacturing cost adjustment of $1.5 million. Excluding the effect of this favorable adjustment, gross margin would have been 38.1% in the three month period ended September 30, 1996. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. A decline in ASPs that is not offset by a reduction in production costs or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially and adversely affect the Company's operating results.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 37% to $8.1 million in the three months ended September 30, 1996 from $5.9 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional personnel and associated expenses. Research and development expenses increased as a percentage of net revenues to 42.8% during the three months ended September 30, 1996 from 10.5% in the comparable period in the prior year due primarily to the significant decrease in the Company's net revenues in the current period compared to the comparable period of fiscal 1996. The Company will continue to invest substantial resources in research and development in an effort to maintain its technological leadership in the CD-ROM controller market and diversify its product development in its other core technologies: video/graphics, MPEG imaging, audio/communication and digital imaging.

As a result, the Company expects to incur higher absolute research and development expenses in the remainder of fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 15% to $4.3 million in the three months ended September 30, 1996 from $3.7 million in the comparable three months in fiscal 1996. This increase was primarily the result of the hiring of additional personnel and associated expenses. Selling, general and administrative expenses increased as a percentage of net revenues to 22.7% in the three months ended September 30, 1996 from 6.6% during the comparable period in fiscal 1996, due primarily to significant decrease in the Company's net revenues in the comparison periods. As a result of the continuing efforts to develop the Company's support infrastructure, the Company expects to incur higher absolute administrative expenses in the remainder of fiscal 1997.

    NONOPERATING INCOME. During the three months ended September 30, 1996, nonoperating income increased to $1.1 million from $0.4 million during the comparable three months in fiscal 1996. This increase was primarily the result of a nonrecurring foreign currency transaction losses recorded in the first quarter of fiscal 1996 which arose from the change in the exchange rate between the Japanese Yen and the U.S. Dollar during such quarter.

    INCOME TAXES. The overall effective tax rate for the three months ended September 30, 1996 was 35.0%. The effective tax rate for the comparable period of the prior fiscal year was approximately 40.0%. The decrease in the effective tax rate from the comparable period of the prior year is primarily attributable to the effect of the reinstituted research and development tax credit on fiscal 1997 results as well as a geographical shift in the sources of taxable income from the comparable quarter of fiscal 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following factors should be carefully considered in evaluating the Company and its business.

    The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of the semiconductor industry, the market for PCs and the markets addressed by the Company's products, seasonal customer demand, the Company's ability to diversify its product offerings, the competitiveness of the Company's customers, the timing of significant orders, significant increases in expenses associated with the expansion of operations, and changes in pricing policies by the Company, its competitors or its suppliers, including decreases in ASPs of the Company's products. In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any adverse judgment in, the Company's ongoing shareholder legal proceedings. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or by order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

    The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity for the next several years, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected.

    The semiconductor industry has historically been characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. The Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions.

    The Company and various of its current and former officers and Directors are parties to certain legal proceedings. See Note 5 of Notes to Consolidated Financial Statements. All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements. In connection with these legal proceedings, the Company has incurred, and expects to continue to incur, substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

    The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining ASPs and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

    The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, particularly the PC market and the digital video consumer electronics market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, the Company anticipates that ASPs on its products will decline. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating results will be materially adversely affected. If the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, the result would be a material adverse effect on the Company's business, financial condition and operating results.

    The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. Currently, the Company's financial performance is dependent upon the Company's level of success in the CD-ROM controller market. In an effort to diversify its product and market base, the company has invested substantial resources in optical storage as well as a number of other core technologies: video/graphics, MPEG imaging, audio/communication and digital imaging. There can be no assurance that products currently under development in these new core technologies and optical storage or any other new products will be successfully developed or will achieve market acceptance thereby affecting the Company's ability to achieve diversification of its product and market bases. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, securing sufficient foundry capacity for volume manufacturing of wafers, quality of new products and achievement of acceptable manufacturing yields from the Company's contract manufacturers.
Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts or the failure of the Company to achieve market acceptance of its new products would have a material adverse effect on the Company's business, financial condition and operating results.

    The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has one patent granted, eight patents pending and ten patents in preparation in the United States and intends to seek international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products may be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its foundries may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company has a limited portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or if the Company is required to pay substantial damages or awards, the Company's business, financial condition and operating results would be materially adversely affected.

    The Company generally enters into confidentiality agreements with its employees and confidentiality and license agreements with its customers and potential customers, and limits access to and distribution of the source and object code of its software and other proprietary information. Under some circumstances, the Company grants licenses that give its customers limited access to the source code of the Company's software which increases the likelihood of misappropriation or misuse of the Company's technology. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's technology or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or to provide an adequate remedy in the event of a breach or misappropriation by others.

    Certain technology used in the Company's products is licensed from third parties. There can be no assurance that such licenses will be available on terms acceptable to the Company, if at all. The inability of the Company to enter such license arrangements on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. The loss of any of these foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products, which could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's reliance on independent manufacturers and third party assembly and testing vendors involves a number of additional risks, including the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, quality assurance and costs. In addition, as a result of the Company's dependence on foreign subcontractors, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general political risks, such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, currency fluctuations, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control.

    The manufacture of semiconductors is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. The Company's products are particularly complex and difficult to manufacture. There can be no assurance that the Company's foundries will not experience irregularities or adverse yield fluctuations in their manufacturing processes. Any yield or other production problems or shortages of supply experienced by the Company or its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

    Sales of the Company's CD-ROM controller products comprised 77% and 92% of the Company's net revenues in the three months ended September 30, 1996 and 1995, respectively. Sales of CD-ROM controller products are expected to continue to account for a substantial portion of the Company's total revenues for the foreseeable future. The Company expects that as the market for CD-ROM controller products matures, sales of such products will not continue to grow at historical rates, and there can be no assurance that the Company will be able to sustain the current level of such product sales. In addition, there can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future. Any decrease in the overall level of sales of, or the prices for, the Company's CD-ROM controller products, due to introductions of products by present or future competitors, a decline in demand for CD-ROM controller products, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations.

    International sales, principally to Taiwan, Japan, Korea and Singapore, accounted for approximately 92% and 99% of the Company's net revenues in the three months ended September 30, 1996 and 1995, respectively. A substantial portion of the Company's international revenues in the comparison periods were derived from Japanese, Taiwanese and Korean manufacturers of CD-ROM drives. Accordingly, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax rates, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Most of the Company's foreign sales are negotiated in U.S. dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or results of operations or require the Company to modify its current business practices.

    A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In the three months ended September 30, 1996 and 1995, sales to the Company's top ten customers accounted for approximately 79% and 87%, respectively, of the Company's net revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of September 30, 1996 consisted of approximately $116.4 million in cash, cash equivalents and short-term investments, approximately $40.0 million in lines of credit with two Japanese financial institutions, of which $38.1 million was available as of September 30, 1996 and approximately $10.1 million in lines of letters of credit with Taiwanese financial institutions, of which approximately $6.0 million was available as of September 30, 1996.

    During the three months ended September 30, 1996, operating activities provided net cash of approximately $6.0 million. This cash resulted primarily from the decrease of accounts receivable of $4.9 million and the decrease in gross inventories of $5.3 million partially offset by a decrease in accounts payable and accrued expenses of $2.0 million and a net loss of $1.7 million recorded during the period. Investing and financing activities utilized approximately $4.1 million consisting primarily of purchases of property and equipment of $1.3 million, purchases of short-term investments of $1.2 million and a net repayment of debt of $2.1 million.

    The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. Capital expenditures for the remainder of fiscal 1997 are anticipated to be approximately $7.0 million. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

    In June and November 1995, the Company entered into agreements with Taiwan Semiconductor Manufacturing Company ("TSMC") and Chartered Semiconductor Manufacturing

Ptd. Ltd. ("Chartered") to obtain certain additional wafer capacity through the year 2001. The agreements called for the Company to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers.

    In September and October 1996, respectively, the Company amended its previous agreements with Chartered and TSMC. The amendments resulted in a reduction and deferral of the Company's future wafer purchase commitments and the elimination of required future cash deposits of approximately $73 million under the original foundry arrangements which includes $14.4 million that was accrued as of June 30, 1996. The Company's September 30, 1996 consolidated balance sheet includes the impact of these amendments.

    Deposits paid under the amended agreements are recorded at cost and total approximately $44.2 million as of September 30, 1996. Pursuant to the terms of the amended agreements, this entire amount represents deposits to be used as a portion of the price to be paid for future wafers. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of certain deposits may be forfeited. Under the amended agreements, required future cash deposits of approximately $36 million due under the original agreement with Chartered could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

    In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation to form, along with other investors, a separate Taiwanese company for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company has agreed to invest approximately $60 million for a 10% equity position in the venture. In January 1996, the Company made an initial payment of $13.7 million under this agreement. Cash payments due under these agreements are approximately $30.0 million in fiscal 1997 and $15.0 million in fiscal 1998.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

    The Company and various of its current and former officers and Directors are also parties to the following putative class actions pending in the U.S. District Court for the Northern District of California (i) BRUNO V. OAK TECHNOLOGY, INC., ET AL., (filed July 9, 1996); (ii) ZAND V. TA-LIN HSU, ET AL., (filed Sept. 4, 1996); (iii) RASKIN V. OAK TECHNOLOGY, INC., ET AL., (filed Aug. 22, 1996); and (iv) CORNELLE V. DAVID S. TSANG, ET AL., (filed Sept. 5, 1996). These actions allege certain violations of federal securities law and are brought on behalf of purchasers of the Company's stock for varying periods of time from July 22, 1995 through May 22, 1996. The court has designated these actions as related actions. Motions to appoint lead plaintiffs have been filed with the court.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

    (a) The following exhibits are filed herewith or incorporated by reference herein.
        Exhibit
        Number    Exhibit Title
        -------   -------------

         3.01 The Company's Restated Certificate of Incorporation, amended (1)

         3.02     The Company's Restated Bylaws (2)

         4.01     Form of Specimen Certificate for the Company's Common
                  Stock (3)

         4.02 Amended and Restated Registration Rights Agreement dated as of Oct. 15, 1993 among the Company and various investors (3)

         4.03 The Company's Restated Certificate of Incorporation, as amended (See Exhibit 3.01)

         4.04     The Company's Restated Bylaws (See Exhibit 3.02)

        10.01 1988 Stock Option Plan, as amended and related documents (3)*

        10.02 1994 Stock Option Plan and related documents (3), and amendment thereto dated February 1, 1996 (4)*

        10.03 1994 Outside Directors' Stock Option Plan and related documents (3)*

        10.04     1994 Employee Stock Purchase Plan (3)*

        10.05 401(k) Plan and related documents (3) and Amendment Number One and Supplemental Participation Agreement thereto (5)*

        10.06 Lease Agreement dated August 3, 1988 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Justin Jacobs, Jr., dba Siri-Kifer Investments, a joint venture, and the Company, as amended June 1, 1990, and Consent to Alterations dated March 26, 1991 (lease agreement for 139 Kifer Court, Sunnyvale, California) (3), and amendments thereto dated June 15, 1995 and July 19, 1995 (5)

        10.07 Lease Agreement dated August 22, 1994 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Justin Jacobs, Jr., dba Siri-Kifer Investments, a joint venture, and the Company (lease agreement for 140 Kifer Court, Sunnyvale, California) (3), and amendment thereto dated June 15, 1995 (5)

        10.08 Form of Indemnification Agreement, between the Company and each of its Directors and executive officers

        10.09 VCEP Agreement dated July 30, 1990 between the Company and Advanced Micro Devices, Inc. (3)

        10.10 Product License Agreement dated April 13, 1993 between the Company and Media Chips, Inc., as amended September 16, 1993 (3)

        10.11 Resolutions of the Board of Directors of the Company dated July 27, 1994 setting forth the provisions of the Executive Bonus Plan (3)(12)*

        10.12     Employee Incentive Plan effective January 1, 1995 (3)*

        10.13 Option Agreement between Oak Technology, Inc., and Taiwan Semiconductor Manufacturing Co., Ltd. dated as of August 8, 1996**

        10.14     Foundry Venture Agreement between the Company and
                  United Microelectronics Corporation dated as of October 2, 1995 (6)(12)

        10.15 Fab Ven Foundry Capacity Agreement among the Company, Fab Ven and United Microelectronics Corporation dated as of October 2, 1995 (7)(12)

        10.16 Written Assurances Re: Foundry Venture Agreement among the Company, United Microelectronics Corporation and Fab Ven dated as of October 2, 1995 (8)(12)

        10.17 Lease Agreement dated June 15, 1995 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his successor Trustee, UTA dated 7/20/77 (Richard T. Perry Separate Property Trust) as amended, and the Company (lease agreement for 130 Kifer Court, Sunnyvale, California) (9), and amendments thereto dated June 15, 1995 and August 18, 1995 (10)

        10.18 Deposit Agreement dated November 8, 1995 between Chartered Semiconductor Manufacturing Ltd. and the Company (11), and Amendment Agreement (No. 1) thereto dated September 25, 1996
                  (13)**

        11.01     Statement regarding computation of net income (loss) per share

        27.01     Financial Data Schedule

_________________________

(1) Incorporated herein by reference to exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(2) Incorporated herein by reference to exhibit 3.05 filed with the Company's Registration Statement of Form S-1 (File No. 33-87518) declared effective by the Securities and Exchange Commission in February 13, 1995 (the "February 1995 Form S-1").
(3) Incorporated herein by reference to the exhibit with the same number filed with the February 1995 Form S-1.
(4) Incorporated herein by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-4334) on May 2, 1996.
(5) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(6) Incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated October 2, 1995 (the "October 1995 form 8-K").
(7) Incorporated herein by reference to Exhibit 2.2 filed with the October 1995 Form 8-K.
(8) Incorporated herein by reference to Exhibit 2.3 filed with the October 1995 Form 8-K.
(9) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(10) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(11) Incorporated herein by reference to Exhibit 10.04 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
(12) Confidential treatment has been granted with respect to portions of this exhibit.
(13) Incorporated herein by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

*    Indicates Management incentive plan.
**   Confidential treatment requested as to portions of the exhibit.

      (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OAK TECHNOLOGY, INC.
                                    (Registrant)
Date:  November 8, 1996
                                    /S/ SIDNEY S. FAULKNER
                                    ----------------------
                                    Sidney S. Faulkner
                                    Vice President, Finance,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)

                                EXHIBIT INDEX

    Exhibit
    Number    Exhibit Title
    -------   -------------
    10.08     Form of Indemnification Agreement, between the Company and each of its Directors and executive officers

    10.13 Option Agreement between Oak Technology, Inc., and Taiwan Semiconductor Manufacturing Co., Ltd. dated as of August 8, 1996**

    11.01     Statement regarding computation of net income (loss) per share

    27.01     Financial Data Schedule

______________________

**   Confidential treatment requested as to portions of the exhibit.