Form 10-K/A
period 1996-06-30
OAK TECHNOLOGY INC
filed 1997-01-02
CIK 824225

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                ---------------------

                                     FORM 10-K/A
                                   AMENDMENT NO. 2
                                          to
                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


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

                         DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     FORM 10-K/A

                                   AMENDMENT NO. 2

    The undersigned Registrant hereby amends Exhibit 10.17 filed pursuant to
Item 14 of Form 10-K and files such amended exhibit herewith.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

Exhibit
Number       Exhibit Title
-------      -------------

3.01         The Company's Restated Certificate of Incorporation (2)

3.02         The Company's Restated Bylaws (3)

4.01         Form of Specimen Certificate for the Company's Common Stock (1)

4.02 Amended and Re-stated Registration Rights Agreement dated as of October 15, 1993 among the Company and various investors (1)

10.01        1988 Stock Option Plan, as amended, and related documents (1)*

10.02        1994 Stock Option Plan and related documents (1)*

10.03 1994 Outside Directors' Stock Option Plan and related documents (1)*

10.04        1994 Employee Stock Purchase Plan (1)*

10.05 401(k) Plan and related documents (1) and Amendment Number One and Supplemental Participation Agreement thereto*

10.06 Lease Agreement for 139 Kifer Court, Sunnyvale, California dated August 3, 1988 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trusts) as amended, and Justin Jacobs, Jr., dba Siri-Kifer Investments, a joint venture, and the Company as amended June 1, 1990, and Consent to Alterations dated March 26, 1991 (1) and amendments thereto dated June 15, 1995 and July 19, 1995


10.07 Lease Agreement for 140 Kifer Court, Sunnyvale, California dated August 22, 1994 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his Successor Trust UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Justin Jacobs, Jr., dba Siri-Kifer Investments, a joint venture, and the Company as amended June 1, 1990, and Consent to Alterations dated March 26, 1991 (1) and amendment thereto dated June 15, 1995


10.08 Lease Agreement for 130 Kifer Court, Sunnyvale, California dated June 15, 1995 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and the Company (5) and amendments thereto dated June 15, 1995 and August 18, 1995

10.09 Form of Indemnification Agreement entered into by the Company and each of its Directors and executive officers (1)

10.10 VCEP Agreement dated July 30, 1990 between the Company and Advanced Micro Devices, Inc. (1)

10.11 Product License Agreement dated April 13, 1993 between the Company and MediaChips, Inc. as amended September 16, 1993 (1)

10.12    Resolutions of the Board of Directors of the Company dated
         July 27, 1994 setting forth the provisions of the Executive Bonus Plan (1)(4)*

10.13    Option I Agreement dated June 7, 1995 between Oak
         Technology, Inc. and Taiwan Semiconductor Manufacturing Co.,
         Ltd. (5)(6)

10.14    Option II Agreement dated June 7, 1995 between Oak
         Technology, Inc. and Taiwan Semiconductor Manufacturing Co.,
         Ltd. (5)(6)

10.15    Option III Agreement dated August 17, 1995 between Oak
         Technology, Inc. and Taiwan Semiconductor Manufacturing Co.,
         Ltd. (5)(6)

10.16    Employee Incentive Plan effective January 1, 1995 (7)*

10.17    Amendment Agreement (No. 1) dated September 25, 1996 to
         Deposit Agreement dated November 8, 1995 between Chartered Semiconductor Manufacturing Ltd. and Oak Technology, Inc. **

11.01+   Statement regarding computation of per share earnings

21.01+   Subsidiaries of the Registrant

23.01+   Consent of Independent Auditors

24.01+   Power of Attorney

--------------------

(1) Incorporated herein by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-87518) declared effective by the Securities and Exchange Commission on February 13, 1995 (the "February 1995
         Form S-1").

(2) Incorporated herein by reference to Exhibit 3.04 to the February 1995 Form S-1.

(3) Incorporated herein by reference to Exhibit 3.05 to the February 1995 Form S-1.

(4) Confidential treatment has been granted with respect to portions of this exhibit.

(5) Incorporated by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

(6) Confidential treatment has been granted with respect to portions of this exhibit.

(7) Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-91808) declared effective by the Securities and Exchange Commission on May 11, 1995.

*        Indicates management incentive plan.
**       Confidential treatment requested as to portions of the
         exhibit.
+        Previously filed.

(b)      Reports on Form 8-K.

         There were no Reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

TRADEMARK ACKNOWLEDGEMENTS

         - Oak Technology, Inc. and the Oak logo are registered trademarks of the Company. Spitfire, Eon, Pixel Magic, TelAudia 3D and "Multimedia Solutions in Silicon" are trademarks of the Company.

         - All other brand names or trademarks appearing in the Form 10-K are the property of their respective owners.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 31, 1996                         OAK TECHNOLOGY, INC.



                                        By:      /s/ SIDNEY S. FAULKNER
                                           -------------------------------------
                                             Sidney S. Faulkner
                                             Vice President, Finance,
                                             Chief Financial Officer
                                             and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                   Title                                   Date
---------                   -----                                   ----

                         President, Chief Executive Officer    December 31, 1996
----------------------   and Director
David D. Tsang*          (Principal Executive Officer)


/s/ SIDNEY S. FAULKNER   Vice President, Finance,              December 31, 1996
----------------------   Chief Financial Officer and
Sidney S. Faulkner       Secretary
                         (Principal Financial and Accounting
                         Officer)


                         Executive Vice President,             December 31, 1996
----------------------   Chief Operating Officer and Director
Donald R. Bryson*


                         Director                              December 31, 1996
----------------------
Richard B. Black*


                         Director                              December 31, 1996
----------------------
Ta-Lin Hsu*


                         Director                              December 31, 1996
----------------------
Timothy Tomlinson*

* By Sidney S. Faulkner, attorney-in-fact