Form 10-Q
period 1996-12-31
OAK TECHNOLOGY INC
filed 1997-02-10
CIK 824225

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

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
                                                   ------    -----

As of December 31, 1996, there were outstanding 40,404,363 shares of the Registrant's Common Stock, par value $0.001 per share.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                     INDEX




PART  I - FINANCIAL INFORMATION                                   PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1996
          and June 30, 1996                                         3

          Consolidated Statements of Income for the
          Three Months and Six Months ended
          December 31, 1996 and 1995                                4

          Consolidated Statements of Cash Flows for the
          Six Months Ended December 31, 1996 and 1995               5

          Notes to Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             10


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                         23

Item 6.   Exhibits and Reports on Form 8-K                          24

SIGNATURES                                                          27

EXHIBIT INDEX                                                       28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                    ASSETS

                                                       DECEMBER 31,     JUNE 30,
                                                          1996            1996
                                                      -------------    ----------
                                                       (Unaudited)
Current assets:
 Cash and cash equivalents.........................     $  70,814      $  44,934
 Short-term investments............................        64,358         68,350
 Accounts receivable, net of allowance for
  doubtful accounts of $631 and $916, respectively.        25,792         20,172
 Inventories.......................................        11,488         14,763
 Current portion of foundry deposits...............        10,460          4,595
 Deferred tax asset................................        13,893         13,889
 Prepaid expenses and other current assets.........         3,245          3,809
                                                        ---------      ---------
  Total current assets.............................       200,050        170,512
Property and equipment, net........................        17,779         18,212
Foundry deposits...................................        32,660         52,000
Investment in joint venture........................        13,696         13,696
Other assets.......................................         1,552          1,888
                                                        ---------      ---------
  Total assets.....................................     $ 265,737      $ 256,308
                                                        ---------      ---------
                                                        ---------      ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term
  debt.............................................     $   6,333      $  22,062
 Accounts payable..................................        13,928          7,887
 Accrued expenses..................................         4,955          4,824
 Income taxes payable..............................         6,603              -
 Deferred revenue..................................           464          1,053
                                                        ---------      ---------
  Total current liabilities........................        32,283         35,826
Long-term debt.....................................         2,781          2,858
Deferred income taxes..............................         6,435          6,435
Deferred rent......................................           331            362
                                                        ---------      ---------
  Total liabilities................................        41,830         45,481
                                                        ---------      ---------
Stockholders' equity:
 Convertible preferred stock, $0.001 par value;
   2,000,000 shares authorized; none issued and
   outstanding as of December 31, 1996 and
   June 30, 1996...................................             -             -
 Common stock, $0.001 par value; 60,000,000 shares
  authorized; 40,404,363 and 40,196,796 shares issued
  and outstanding as of December 31, 1996 and
  June 30, 1996, respectively......................            40             40
 Additional paid-in capital........................       157,296        155,751
 Retained earnings.................................        66,571         55,036
                                                        ---------      ---------
  Total stockholders' equity.......................       223,907        210,827
                                                        ---------      ---------
  Total liabilities and stockholders' equity.......     $ 265,737      $ 256,308
                                                        ---------      ---------
                                                        ---------      ---------

         See accompanying notes to consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended              Six Months Ended
                                                              December 31,                   December 31,
                                                        ------------------------      -----------------------
                                                            1996          1995            1996         1995
                                                        -----------    ---------      ----------   ----------
Net revenues......................................      $  47,611      $  83,735      $  66,537    $  140,207
Cost of revenues..................................         15,225         38,922         25,441        64,058
                                                        ---------      ---------      ---------    ----------
  Gross profit....................................         32,386         44,813         41,096        76,149
Research and development expenses.................          7,860          7,498         15,954        13,403
Selling, general and administrative expenses......          5,087          5,123          9,380         8,862
In-process research and development expenses......              -          4,837              -         4,837
                                                        ---------      ---------      ---------    ----------
  Operating income................................         19,439         27,355         15,762        49,047
Nonoperating income...............................            850          4,076          1,984         4,439
                                                        ---------      ---------      ---------    ----------
  Income before income taxes......................         20,289         31,431         17,746        53,486
Income taxes......................................          7,101         13,214          6,211        22,036
                                                        ---------      ---------      ---------    ----------
  Net income......................................      $  13,188      $  18,217      $  11,535      $ 31,450
                                                        ---------      ---------      ---------    ----------
                                                        ---------      ---------      ---------    ----------
Net income per share..............................      $    0.31      $    0.43      $    0.27      $   0.74
                                                        ---------      ---------      ---------    ----------
                                                        ---------      ---------      ---------    ----------
Shares used in computing net income per share.....         42,701         42,694         42,399        42,680
                                                        ---------      ---------      ---------    ----------
                                                        ---------      ---------      ---------    ----------

          See accompanying notes to consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                               December 31,
                                                        --------------------------
                                                            1996          1995
                                                        -----------    -----------
Cash flows from operating activities:
 Net income.......................................      $  11,535      $  31,450
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization...................          2,633          1,252
  Inventory related adjustments...................        (16,590)         2,071
  Equity in (income) or loss of unconsolidated
   affiliates.....................................            141         (1,650)
  In-process research and development.............              -          4,837
  Deferred income taxes...........................            277            135
  Changes in operating assets and liabilities:
   Accounts receivable............................         (5,620)       (36,143)
   Inventories....................................         16,865        (16,621)
   Foundry deposits...............................          2,075              -
   Prepaid expenses and other current assets......            564         (1,706)
   Accounts payable and accrued expenses..........          6,172         19,222
   Income taxes payable, deferred revenue and
    other liabilities.............................          6,706          7,001
                                                        ---------      ---------
       Net cash provided by operating activities..         24,758          9,848
                                                        ---------      ---------
Cash flows from investing activities:
  Purchases of short-term investments.............        (12,183)       (56,854)
  Proceeds from matured short-term investments....         16,175         14,410
  Additions to property and equipment, net........         (2,030)        (7,055)
  Acquisition of Pixel Magic, Inc., net of cash
    acquired......................................              -         (5,126)
  Investment in foundry deposits..................              -        (40,320)
  Other assets....................................             25         (3,346)
                                                        ---------      ---------
       Net cash provided by (used in) investing
         activities...............................          1,987        (98,291)
                                                        ---------      ---------
Cash flows from financing activities:
 Issuance of debt.................................         29,706         44,335
 Repayment of debt................................        (31,112)        (9,870)
 Issuance of common stock, net....................            541            937
                                                        ---------      ---------
      Net cash provided by (used in) financing
        activities................................           (865)        35,402
                                                        ---------      ---------
Net increase (decrease) in cash and cash
  equivalents.....................................         25,880        (53,041)
Cash and cash equivalents, beginning of period....         44,934        125,136
                                                        ---------      ---------
Cash and cash equivalents, end of period..........      $  70,814      $  72,095
                                                        ---------      ---------
                                                        ---------      ---------
Supplemental information:
 Cash paid during the period:
  Interest........................................      $     268      $     289
                                                        ---------      ---------
                                                        ---------      ---------
  Income taxes....................................      $  (1,692)     $  14,621
                                                        ---------      ---------
                                                        ---------      ---------
Noncash investing and financing activities:
 Cash benefit related to stock plans..............      $   1,004      $   4,280
                                                        ---------      ---------
                                                        ---------      ---------
 Adjustment to foundry commitments................      $ (14,400)     $       -
                                                        ---------      ---------
                                                        ---------      ---------




         See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PREPARATION

  The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1996, included in the Oak Technology, Inc. (the "Company") 1996 Annual Report on Form 10-K filed with the Commission.

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

3.   BALANCE SHEET COMPONENTS

  INVENTORIES

  Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                       December 31,     June 30,
                                                          1996            1996
                                                       ------------     --------
Purchased parts and work in process                    $     7,743      $  5,888
Finished goods                                               3,745         8,875
                                                       ------------     --------
                                                       $    11,488      $ 14,763
                                                       ------------     --------
                                                       ------------     --------

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)


4.   INVENTORIES AND RELATED COSTS

     Margins for the quarter ended December 31, 1996 were favorably affected by an adjustment to cost of revenues associated with the sale of CD-ROM controller products which had been fully reserved in the fourth quarter of fiscal 1996. This adjustment reduced cost of revenues during the quarter by approximately $13.0 million. Significant sales of these CD-ROM controllers, after December 31, 1996, could result in additional adjustments to cost of revenues in future periods. However, no estimate can be made of the amount, if any, of any potential adjustments that may be recorded in the future.

     Margins for the quarter and six month period ended December 31, 1996 were also favorably affected by manufacturing cost adjustments which reduced cost of revenues by $1.5 million and $3.0 million, respectively, related to the outstanding foundry agreement with Taiwan Semiconductor Manufacturing Company.

5.   CONTINGENCIES

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated as IN RE OAK TECHNOLOGY SECURITIES LITIGATION, in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breach of fiduciary duty and abuse of control.

     The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996.

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


5.   CONTINGENCIES (CONTINUED)

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

6.   FOUNDRY AGREEMENTS AND INVESTMENT IN JOINT VENTURE

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

     In September and October 1996, respectively, the Company amended its previous agreements with Chartered and TSMC. The amendments resulted in a reduction and deferral of the Company's future wafer purchase commitments and the elimination of required future cash deposits of approximately $73 million under the original foundry arrangements. The execution of these agreements reduced the Company's wafer purchase commitments during the remainder of calendar 1996 and resulted in a favorable manufacturing cost adjustment recorded to cost of revenues of $1.5 million during each of the quarters ended December 31, 1996 and September 30, 1996.

     Deposits paid under the amended agreements are recorded at cost and total approximately $43.1 million as of December 31, 1996. Pursuant to the terms of the amended agreements, this entire amount represents deposits to be used as a portion of the price to be paid for future wafers. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of certain deposits may be forfeited which would result in a charge to cost of revenues. Under the amended agreements, required future cash deposits of approximately $36 million, due under the original agreement with Chartered, could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)


6.   FOUNDRY AGREEMENTS AND INVESTMENT IN JOINT VENTURE (CONTINUED)

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation to form, along with other investors, a separate Taiwanese company for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company has agreed to invest approximately $60 million for a 10% equity position in the venture. In January 1996, the Company made an initial payment of $13.7 million and in January 1997, the Company made the second payment of $25.9 million due under this agreement. The final payment of $15.0 million under this agreement is due in fiscal 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES; ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (i) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY BE SUBJECT TO FURTHER ADJUSTMENT, (ii) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS, (iii) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY, (iv) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (v) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR ENTRY INTO THE COMPANY'S MARKETS OF NEW COMPETITORS, (vi) THE COMPANY'S ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (vii) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS, (viii) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (ix) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE LICENSES OF THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (x) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS, (xi) DEPENDENCE ON KEY PERSONNEL, (xii) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (xiii) DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS, (xiv) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (xv) VOLATILITY IN THE COMPANY'S STOCK PRICE, (xvi) MANAGEMENT OF CHANGING OPERATIONS, (xvii) RISKS RELATED TO PRODUCT DEFECTS, (xviii) THE ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND (xix) OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1996.

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

     The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Except as described in Note 6 of Notes to Consolidated Financial Statements, the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price.

     In January 1997, Donald R. Bryson, The Company's Chief Operating Officer, resigned as an officer and Director of the Company. Mr. Bryson will continue as an employee of the Company through April 1997, as director of special projects. The Company is in the process of recruiting Mr. Bryson's successor.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

     NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from product sales. Net revenues decreased 43% to $47.6 million in the three months ended December 31, 1996 from $83.7 million in the comparable period of fiscal 1996. This decrease was primarily attributable to a decrease in unit sales and overall average selling prices ("ASPs") of CD-ROM controllers. The decrease in unit sales resulted from the Company receiving substantially fewer orders for its CD-ROM controller products than in the comparable period of fiscal 1996. The Company believes the decline in orders is primarily attributable to a change in the ordering patterns of the CD-ROM drive manufacturers, a slowdown in the growth rate of the PC market and the continued maturation of the CD-ROM industry. In addition, the Company has continued to experience increased competition in the CD-ROM drive and controller market. See "Factors That May Affect Future Results" below.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 68.0% in the three month period ended December 31, 1996 as compared to 53.5% during the comparable period in the prior year. Margins for the three month period ended December 31, 1996 were favorably affected by adjustments of approximately $13.0 million to cost of revenues associated with the sale of products which had been fully reserved in a prior period as well as manufacturing cost adjustments of $1.5 million related to foundry agreements. Significant sales of these products, after December 31, 1996, could result in additional adjustments to cost of revenues in future periods. However, no estimate can be made of the amount, if any, of any potential adjustments that may be recorded in the future. Excluding the impact of these adjustments, gross margin for the three month period ended December 31, 1996 would have been approximately 37.6%. This adjusted gross margin decreased from the comparable period in fiscal 1996 primarily as a result of a decrease in the ASPs of the Company's CD-ROM controller products. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. A decline in ASPs that is not offset by a reduction in production costs or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially and adversely affect the Company's operating results.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 5% to $7.9 million in the three months ended December 31, 1996 from $7.5 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional personnel and associated expenses. Research and development expenses increased as a percentage of net revenues to 16.5% during the three months ended December 31, 1996 from 9.0% in the comparable period in the prior year due primarily to the significant decrease in the Company's net revenues in the current period compared to the comparable period of fiscal 1996. The Company will continue to invest substantial resources in research and development in an effort to maintain its technological leadership in the CD-ROM controller market and diversify its product development in its other core technologies: video/graphics, MPEG imaging, audio/communication and digital imaging. As a result, the Company expects to incur higher absolute research and development expenses in the remainder of fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the three months ended December 31, 1996 was $5.1 million which is unchanged from the comparable three months in fiscal 1996. However, selling, general and administrative expenses increased as a percentage of net revenues to 10.7% in the three months ended December 31, 1996 from 6.1% during the comparable period in fiscal 1996, due primarily to a significant decrease in the Company's net revenues in the comparison periods. As a result of the continuing efforts to develop the Company's support infrastructure, the Company expects to incur higher absolute administrative expenses in the remainder of fiscal 1997.

     IN-PROCESS RESEARCH AND DEVELOPMENT. In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million is contingent upon the achievement of certain performance criteria over a three-year period. Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in the quarter ended December 31, 1995.

     NONOPERATING INCOME. During the three months ended December 31, 1996, nonoperating income decreased to $0.9 million from $4.1 million during the comparable three months in fiscal 1996. This decrease was primarily the result of foreign currency transaction losses recorded in the second quarter of fiscal 1997 compared to foreign currency transaction gains recorded in the comparable period in fiscal 1996 both attributable primarily to the Japanese
Yen.   In addition, the Company recognized a gain of approximately $0.7 million during the three months ended December 31, 1995 on an equity investment in an unconsolidated affiliate which did not recur in the current period.

     INCOME TAXES. The overall effective tax rate for the three months ended December 31, 1996 was 35.0%. The effective tax rate for the comparable period of the prior fiscal year was approximately 42.0%. The decrease in the effective tax rate from the comparable period of the prior year is primarily attributable to the effect of the reinstituted research and development tax credit on fiscal 1997 results as well as a geographical shift in the sources of taxable income from the comparable quarter of fiscal 1996.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995

     NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from product sales. Net revenues decreased 53% to $66.5 million in the six months ended December 31, 1996 from $140.2 million in the comparable period of fiscal 1996. This decrease was primarily attributable to a decrease in unit sales and overall ASPs of CD-ROM controllers. The decrease in unit sales resulted from the Company receiving substantially fewer orders for its CD-ROM controller products than in the comparable period of fiscal 1996. The Company believes the decline in orders is primarily attributable to a change in the ordering patterns of the CD-ROM drive manufacturers, a slowdown in the growth rate of the PC market and the continued maturation of the CD-ROM industry. In addition, the Company has continued to experience increased competition in the CD-ROM drive and controller market. See "Factors That May Affect Future Results" below.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 61.8% in the six month period ended December 31, 1996 as compared to 54.3% during the comparable period in the prior year. Margins for the six month period ended December 31, 1996 were favorably affected by adjustments of approximately $13.6 million to cost of revenues associated with the sale of products which had been fully reserved in a prior period as well as manufacturing cost adjustments of $3.0 million related to foundry agreements. Significant sales of these products, after December 31, 1996, could result in additional adjustments to cost of revenues in future periods. However, no estimate can be made of the amount of any potential adjustments that may be recorded in the future. Excluding the impact of these adjustments, gross margin for the six month period ended December 31, 1996 would have been approximately 36.9%. This adjusted gross margin decreased from the comparable period in fiscal 1996 primarily as a result of a decrease in ASPs of the Company's CD-ROM controller products. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. A decline in ASPs that is not offset by a reduction in production costs or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially and adversely affect the Company's operating results.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 19% to $16.0 million in the six months ended December 31, 1996 from $13.4 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional personnel and associated expenses. Research and development expenses increased as a percentage of net revenues to 24.0% during the six months ended December 31, 1996 from 9.6% in the comparable period in the prior year due primarily to the significant decrease in the Company's net revenues in the current period compared to the comparable period of fiscal 1996. The Company will continue to invest substantial resources in research and development in an effort to maintain its technological leadership in the CD-ROM controller market and diversify its product development in its other core technologies: video/graphics, MPEG imaging, audio/communication and digital imaging. As a result, the Company expects to incur higher absolute research and development expenses in the remainder of fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 6% to $9.4 million in the six months ended December 31, 1996 from $8.9 million in the comparable six months in fiscal 1996. This increase was primarily the result of the hiring of additional personnel and associated expenses. Selling, general and administrative expenses increased as a percentage of net revenues to 14.1% in the six months ended December 31, 1996 from 6.3% during the comparable period in fiscal 1996, due primarily to a significant decrease in the Company's net revenues in the comparison periods. As a result of the continuing efforts to develop the Company's support infrastructure, the Company expects to incur higher absolute administrative expenses in the remainder of fiscal 1997.

     IN-PROCESS RESEARCH AND DEVELOPMENT. In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million is contingent upon the achievement of certain performance criteria over a three-year period. Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in the quarter ended December 31, 1995.

     NONOPERATING INCOME. During the six months ended December 31, 1996, nonoperating income decreased to $2.0 million from $4.4 million during the comparable six months in fiscal 1996. This decrease was primarily the result of a gain of approximately $1.5 million recorded during the six months ended December 31, 1995 on an equity investment in an unconsolidated affiliate which did not recur in the current period as well as a decrease of approximately $0.9 million in interest income resulting from a lower average cash balance and lower interest rates during the comparison periods.

     INCOME TAXES. The overall effective tax rate for the six months ended December 31, 1996 was 35.0%. The effective tax rate for the comparable period of the prior fiscal year was approximately 41.2%. The decrease in the effective tax rate from the comparable period of the prior year is primarily attributable to the effect of the reinstituted research and development tax credit on fiscal 1997 results as well as a geographical shift in the sources of taxable income from the comparable period in fiscal 1996.

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

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASPs and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

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

     The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has two patents granted, eight patents pending and ten patents in preparation in the United States and intends to seek international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

     Certain technology used in the Company's products is licensed from third parties. There can be no assurance that such licenses will continue to be available on terms acceptable to the Company, if at all. The inability of the Company to enter such license arrangements on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Sales of the Company's CD-ROM controller products comprised 86% and 91%
of the Company's net revenues in the three months ended December 31, 1996 and 1995, respectively. Sales of CD-ROM controller products are expected to continue to account for a substantial portion of the Company's total revenues for the foreseeable future. The market for CD-ROM controller products has begun to mature and, therefore, it is expected that sales of such products will be influenced by the traditional seasonality associated with the PC
market and will not continue to grow at historical rates.   In addition,
there can be no assurance that the Company will be able to sustain the current level of such product sales and there can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future. It is anticipated that the introduction of the digital video decoder will impact the demand for CD-ROM controller products.
Any decrease in the overall level of sales of, or the prices for, the Company's CD-ROM controller products, due to introductions of products by present or future competitors, a decline in demand for CD-ROM controller products, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations.

     International sales, principally to Taiwan, Japan, Korea and Singapore, accounted for approximately 95% and 99% of the Company's net revenues in the three months ended December 31, 1996 and 1995, respectively. A substantial portion of the Company's international revenues in the comparison periods were derived from Japanese, Taiwanese and Korean manufacturers of CD-ROM drives. Accordingly, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax rates, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Most of the Company's foreign sales are negotiated in U.S. dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or results of operations or require the Company to modify its current business practices.

     A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In the three months ended December 31, 1996 and 1995, sales to the Company's top ten customers accounted for approximately 79% and 84%, respectively, of the Company's net revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions.

     The Company's future performance depends, to a significant degree, on the continued retention and contribution of members of the Company's senior management as well as other key personnel. In addition, the Company is in the process of recruiting additional senior managers and technical personnel.
 Competition for these persons is intense and there can be no assurance that the Company will be able to attract and retain qualified managers and other personnel.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of December 31, 1996 consisted of approximately $135.2 million in cash, cash equivalents and short-term investments, approximately $25.0 million in lines of credit with two Japanese financial institutions, of which $19.2 million was available as of December 31, 1996 and approximately $11.3 million in lines of letters of credit with Taiwanese financial institutions, of which approximately $10.2 million was available as of December 31, 1996.

     During the six months ended December 31, 1996, operating activities provided net cash of approximately $24.8 million. This cash resulted primarily from net income of $11.5 million and a significant decrease in inventory levels. Investing and financing activities provided cash of approximately $1.1 million consisting primarily of net proceeds from matured short term investments of $4.0 million and proceeds from the issuance of common stock of $0.5 million partially offset by purchases of property and equipment of $2.0 million and a net increase in debt of $1.5 million.

     The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. Capital expenditures for the remainder of fiscal 1997 are anticipated to be approximately $6.0 million. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

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

     In September and October 1996, respectively, the Company amended its previous agreements with Chartered and TSMC. The amendments resulted in a reduction and deferral of the Company's future wafer purchase commitments and the elimination of required future cash deposits of approximately $73 million under the original foundry arrangements. The execution of these agreements reduced the Company's wafer purchase commitments during the remainder of calendar 1996 and resulted in a favorable manufacturing cost adjustment recorded to cost of revenues of $1.5 million during each of the quarters ended December 31, 1996 and September 30, 1996.

     Deposits paid under the amended agreements are recorded at cost and total approximately $43.1 million as of December 31, 1996. Pursuant to the terms of the amended agreements, this entire amount represents deposits to be used as a portion of the price to be paid for future wafers. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of certain deposits may be forfeited which would result in a charge to cost of revenues. Under the amended agreements, required future cash deposits of approximately $36 million, due under the original agreement with Chartered, could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation to form, along with other investors, a separate Taiwanese company for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company has agreed to invest approximately $60 million for a 10% equity position in the venture. In January 1996, the Company made an initial payment of $13.7 million and in January 1997, the Company made the second payment of $25.9 million due under this agreement. The final payment of $15.0 million under this agreement is due in fiscal 1998.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated as IN RE OAK TECHNOLOGY SECURITIES LITIGATION, in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breach of fiduciary duty and abuse of control.

     The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996.

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

          4.02 Amended and Restated Registration Rights Agreement dated as of Oct. 15, 1993 among the Company and various investors (3)

          4.03 The Company's Restated Certificate of Incorporation, as amended (See Exhibit 3.01)

          4.04        The Company's Restated Bylaws (See Exhibit 3.02)

          10.01 1988 Stock Option Plan, as amended and related documents (3)*

          10.02 1994 Stock Option Plan and related documents (3) and amendment thereto dated February 1, 1996 (4)*

          10.03 1994 Outside Directors' Stock Option Plan and related documents (3)*

          10.04       1994 Employee Stock Purchase Plan (3)*

          10.05 401(k) Plan and related documents (3) and Amendment Number One and Supplemental Participation Agreement thereto (5)*

          10.06 Lease Agreement dated August 3, 1988 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Justin
                      Jacobs, Jr., dba Siri-Kifer Investments, a joint venture, and the Company, as amended June 1, 1990, and Consent to Alterations dated March 26, 1991 (lease agreement for 139 Kifer Court, Sunnyvale, California) (3), and amendments thereto dated June 15, 1995 and July 19, 1995 (5)

          10.07 Lease Agreement dated August 22, 1994 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Justin Jacobs, Jr., dba Siri-Kifer Investments, a joint venture, and the Company (lease agreement for 140 Kifer Court, Sunnyvale, California) (3), and amendment thereto dated June 15, 1995 (5)

          10.08 Form of Indemnification Agreement, between the Company and each of its Directors and executive officers (14)

          10.09 VCEP Agreement dated July 30, 1990 between the Company and Advanced Micro Devices, Inc. (3)

          10.10 Product License Agreement dated April 13, 1993 between the Company and Media Chips, Inc., as amended September 16, 1993 (3)

          10.11 Resolutions of the Board of Directors of the Company dated July 27, 1994 setting forth the provisions of the Executive Bonus Plan (3) (12)*

          10.12       Employee Incentive Plan effective January 1, 1995 (3)*

          10.13 Option Agreement between Oak Technology, Inc., and Taiwan Semiconductor Manufacturing Co., Ltd. dated as of August 8, 1996 (14)**

          10.14 Foundry Venture Agreement between the Company and United Microelectronics Corporation dated as of October 2, 1995
                      (6) (12)

          10.15 Fab Ven Foundry Capacity Agreement among the Company, Fab Ven and United Microelectronics Corporation dated as of October 2, 1995 (7) (12)

          10.16 Written Assurances Re: Foundry Venture Agreement among the Company, United Microelectronics Corporation and Fab Ven dated as of October 2, 1995 (8) (12)

          10.17 Lease Agreement dated June 15, 1995 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Perry Separate Property Trust) as amended, and the Company (lease agreement for 130 Kifer Court, Sunnyvale, California)
                      (9), and amendments thereto dated June 15, 1995 and August 18, 1995 (10)

          10.18 Deposit Agreement dated November 8, 1995 between Chartered Semiconductor Manufacturing Ltd. and the Company (11), and Amendment Agreement (No. 1) thereto dated September 25, 1996 (13)**

          11.01       Statement regarding computation of net income per share

          27.01       Financial Data Schedule

-------------------------
(1) Incorporated herein by reference to exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(2) Incorporated herein by reference to exhibit 3.05 filed with the Company's Registration Statement on Form S-1 (File No. 33-87518) declared effective by the Securities and Exchange Commission in February 13, 1995 (the "February 1995 Form S-1").
(3) Incorporated herein by reference to the exhibit with the same number filed with the February 1995 Form S-1.
(4) Incorporated herein by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-4334) on May 2, 1996.
(5) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(6) Incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated October 2, 1995 (the "October 1995 form 8-K").
(7)  Incorporated herein by reference to Exhibit 2.2 filed with the October
     1995 Form 8-K.
(8)  Incorporated herein by reference to Exhibit 2.3 filed with the October
     1995 Form 8-K.
(9) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(10) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(11) Incorporated herein by reference to Exhibit 10.04 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
(12) Confidential treatment has been granted with respect to portions of this exhibit.
(13) Incorporated herein by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(14) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

*    Indicates Management incentive plan.
**   Confidential treatment requested as to portions of the exhibit.

      (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OAK TECHNOLOGY, INC.
                                   (Registrant)





Date:  February 7, 1997
                                   /S/ SIDNEY S. FAULKNER
                                   ----------------------
                                   Sidney S. Faulkner
                                   Vice President, Finance,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)

                              EXHIBIT INDEX


         Exhibit
         Number      Exhibit Title
         -------     -------------

          11.01       Statement regarding computation of net income per share

          27.01       Financial Data Schedule