Form 10-Q/A
period 1996-09-30
OAK TECHNOLOGY INC
filed 1997-03-24
CIK 824225

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


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

                                 FORM 10-Q/A

                               Amendment No. 1


     In accordance with the Securities and Exchange Commission's order dated March 6, 1997 granting Oak Technology's Application for confidential treatment, the undersigned Registrant hereby amends Exhibit 10.13 filed pursuant to Item 6 of Form 10-Q and files such amended exhibit herewith.

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

        10.09 VCEP Agreement dated July 30, 1990 between the Company and Advanced Micro Devices, Inc. (3)

        10.10 Product License Agreement dated April 13, 1993 between the Company and Media Chips, Inc., as amended September 16, 1993 (3)

        10.11 Resolutions of the Board of Directors of the Company dated July 27, 1994 setting forth the provisions of the Executive Bonus Plan (3)(12)*

        10.12     Employee Incentive Plan effective January 1, 1995 (3)*

        10.13 Option Agreement between Oak Technology, Inc., and Taiwan Semiconductor Manufacturing Co., Ltd. dated as of August 8, 1996(12)

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

        11.01 Statement regarding computation of net income (loss) per share (14)

        27.01     Financial Data Schedule (14)

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

                                    OAK TECHNOLOGY, INC.
                                    (Registrant)
Date:  March 24, 1997

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

                                EXHIBIT INDEX

    Exhibit
    Number    Exhibit Title
    -------   -------------
    10.13     Option Agreement between Oak Technology, Inc., and Taiwan
              Semiconductor Manufacturing Co., Ltd. dated as of August 8,
              1996**
______________________

**   Confidential treatment granted as to portions of the exhibit.