Form 10-Q
period 1997-03-31
OAK TECHNOLOGY INC
filed 1997-05-14
CIK 824225

                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
                                                   ---     ----  --------

As of March 31, 1997, there were outstanding 40,699,264 shares of the Registrant's Common Stock, par value $0.001 per share.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                        INDEX
Part  I - Financial Information                                            Page
-------------------------------                                            ----

Item 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 1997
              and June 30, 1996............................................  3

              Consolidated Statements of Income for the
              Three Months and Nine Months ended
              March 31, 1997 and 1996......................................  4

              Consolidated Statements of Cash Flows for the
              Nine Months Ended March 31, 1997 and 1996....................  5

              Notes to Consolidated Financial Statements...................  6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations................ 10

Part II - Other Information
---------------------------

Item 1.       Legal Proceedings............................................ 22

Item 6.       Exhibits and Reports on Form 8-K............................. 23

SIGNATURES    ............................................................. 26

EXHIBIT INDEX ............................................................. 27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share and per share data)

                                        ASSETS
                                                                         MARCH 31,    JUNE 30,
                                                                           1997         1996
                                                                        -----------  -----------
Current assets:                                                         (Unaudited)
  Cash and cash equivalents............................................  $  69,982   $  44,934
  Short-term investments...............................................     58,335      68,350
  Accounts receivable, net of allowance for doubtful accounts of
      $534 and $916, respectively......................................     24,258      20,172
  Inventories..........................................................     12,915      14,763
  Current portion of foundry deposits..................................      8,846       4,595
  Deferred tax asset...................................................     13,893      13,889
  Prepaid expenses and other current assets............................      4,614       3,809
                                                                         ---------   ---------
      Total current assets.............................................    192,843     170,512
Property and equipment, net............................................     18,903      18,212
Foundry deposits.......................................................     32,985      52,000
Investment in joint venture............................................     39,618      13,696
Other assets...........................................................      1,315       1,888
                                                                        ----------  ----------
      Total assets..................................................... $  285,664  $  256,308
                                                                        ----------  ----------
                                                                        ----------  ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt..................   $  5,657   $  22,062
  Accounts payable.....................................................     18,642       7,887
  Accrued expenses.....................................................      5,377       4,824
  Income taxes payable.................................................     11,113           -
  Deferred revenue.....................................................        447       1,053
                                                                          --------     -------
      Total current liabilities........................................     41,236      35,826
Long-term debt.........................................................      2,718       2,858
Deferred income taxes..................................................      6,435       6,435
Deferred rent..........................................................        310         362
                                                                          --------     -------
      Total liabilities................................................     50,699      45,481
                                                                          --------     -------
Stockholders' equity:
  Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; none issued and outstanding as of March 31, 1997
      and June 30, 1996................................................          -           -
  Common stock, $0.001 par value; 60,000,000 shares authorized;
      40,699,264 and 40,196,796 shares issued and outstanding as
      of March 31, 1997 and June 30, 1996, respectively................         41          40
  Additional paid-in capital...........................................    158,813     155,751
  Retained earnings....................................................     76,111      55,036
                                                                         ---------    --------
      Total stockholders' equity.......................................    234,965     210,827
                                                                         ---------    --------
      Total liabilities and stockholders' equity....................... $  285,664  $  256,308
                                                                         ---------   ---------
                                                                         ---------   ---------

             See accompanying notes to consolidated financial statements.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except per share data)
                                     (Unaudited)

                                                  Three Months Ended   Nine Months Ended
                                                        March 31,           March 31,
                                                  ------------------- -------------------
                                                      1997      1996      1997      1996
                                                  ------------------- -------------------
Net revenues..................................... $  50,634 $  88,359 $ 117,171 $ 228,566
Cost of revenues.................................    22,829    39,964    48,270   104,022
                                                  --------- --------- --------- ---------
    Gross profit.................................    27,805    48,395    68,901   124,544
Research and development expenses................     8,552     8,323    24,506    21,726
Selling, general and administrative expenses.....     5,720     4,548    15,100    13,410
In-process research and development expenses.....         -         -         -     4,837
                                                  --------- --------- --------- ---------
    Operating income.............................    13,533    35,524    29,295    84,571
Nonoperating income..............................     1,143     2,202     3,127     6,641
                                                  --------- --------- --------- ---------
    Income before income taxes...................    14,676    37,726    32,422    91,212
Income taxes.....................................     5,136    15,543    11,347    37,579
                                                  --------- --------- --------- ---------
    Net income................................... $   9,540 $  22,183 $  21,075 $  53,633
                                                  --------- --------- --------- ---------
                                                  --------- --------- --------- ---------
Net income per share............................. $    0.22 $    0.52 $    0.49 $    1.26
                                                  --------- --------- --------- ---------
                                                  --------- --------- --------- ---------
Shares used in computing net income per share....    42,801    42,755    42,630    42,717
                                                  --------- --------- --------- ---------
                                                  --------- --------- --------- ---------

             See accompanying notes to consolidated financial statements.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)

                                                                         Nine Months Ended
                                                                             March 31,
                                                                       ---------------------
                                                                          1997        1996
                                                                       ---------   ---------
Cash flows from operating activities:
   Net income......................................................... $  21,075   $  53,633
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization....................................     4,020       2,325
     Inventory related adjustments....................................   (20,154)      3,791
     Equity in (income) or loss of unconsolidated affiliates..........       292      (2,415)
     In-process research and development..............................         -       4,837
     Deferred income taxes............................................       277         135
     Changes in operating assets and liabilities:
       Accounts receivable............................................    (4,086)    (42,532)
       Inventories....................................................    19,002     (26,928)
       Prepaid expenses and other current assets......................      (805)     (2,652)
       Accounts payable and accrued expenses..........................    14,672       6,236
       Income taxes payable, deferred revenue and other liabilities...    11,704       8,733
                                                                       ---------   ---------
         Net cash provided by operating activities....................    45,997       5,163
                                                                       ---------   ---------
Cash flows from investing activities:
     Purchases of short-term investments..............................   (31,022)    (86,783)
     Proceeds from matured short-term investments.....................    41,037      43,845
     Additions to property and equipment, net.........................    (4,456)    (10,731)
     Acquisition of Pixel Magic, Inc., net of cash acquired...........         -      (5,126)
     Investment in foundry deposits...................................         -     (44,320)
     Investment in foundry joint venture..............................   (25,922)    (13,696)
     Other assets.....................................................        26         270
                                                                       ---------   ---------
         Net cash provided by (used in) investing activities..........   (20,337)   (116,541)
                                                                       ---------   ---------
Cash flows from financing activities:
   Issuance of debt...................................................    31,976      50,239
   Repayment of debt..................................................   (34,121)    (11,778)
   Issuance of common stock, net......................................     1,533       2,219
                                                                       ---------   ---------
     Net cash provided by (used in) financing activities..............      (612)     40,680
                                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents..................    25,048     (70,698)
Cash and cash equivalents, beginning of period........................    44,934     125,136
                                                                       ---------   ---------
Cash and cash equivalents, end of period.............................. $  69,982   $  54,438
                                                                       ---------   ---------
                                                                       ---------   ---------
Supplemental information:
   Cash paid during the period:
     Interest........................................................  $     102   $     485
                                                                       ---------   ---------
                                                                       ---------   ---------
     Income taxes....................................................  $   1,508   $  28,566
                                                                       ---------   ---------
                                                                       ---------   ---------
Noncash investing and financing activities:
   Benefit related to stock plans....................................  $   1,530   $   7,421
                                                                       ---------   ---------
                                                                       ---------   ---------
   Adjustment to foundry commitments.................................  $ (14,400)  $       -
                                                                       ---------   ---------
                                                                       ---------   ---------
   Utilization of foundry deposits...................................  $   3,364   $       -
                                                                       ---------   ---------
                                                                       ---------   ---------

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

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earnings per share as presented in the accompanying consolidated financial statements.

3.  BALANCE SHEET COMPONENTS

    INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                              March 31,       June 30,
                                                1997            1996
                                            -----------    ------------
Purchased parts and work in process........   $  8,024        $ 5,888
Finished goods.............................      4,891          8,875
                                            -----------    ------------
                                             $  12,915      $  14,763
                                            -----------    ------------
                                            -----------    ------------

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     (CONTINUED)


4.  INVENTORIES AND RELATED COSTS

         Margins for the quarter ended March 31, 1997 were favorably affected by an adjustment of approximately $5.2 million to cost of revenues associated with the sale of CD-ROM controller products which had been fully reserved in the fourth quarter of fiscal 1996.

         Margins for the nine month period ended March 31, 1997 were favorably affected by adjustments of approximately $18.7 million to cost of revenues associated with the sale of products which had been fully reserved in a prior period as well as manufacturing cost adjustments of $3.0 million related to foundry agreements.

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

    The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers.

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

    In October 1996 the Company amended its previous agreement with TSMC. In September 1996 and April 1997 the Company amended its previous agreement with Chartered. The amendments resulted in a reduction and deferral of the Company's future wafer purchase commitments and the elimination of required future cash deposits of approximately $73 million under the original foundry arrangements. The execution of these agreements reduced the Company's wafer purchase commitments during calendar 1996 and therefore resulted in a favorable manufacturing cost adjustment recorded to cost of revenues of $1.5 million during each of the quarters ended December 31, 1996 and September 30, 1996.

    Deposits paid under the amended agreements are recorded at cost and total approximately $41.8 million as of March 31, 1997. Pursuant to the terms of the amended agreements, this entire amount represents deposits to be used as a portion of the price to be paid for future wafers. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of certain deposits may be forfeited which would result in a charge to cost of revenues. The amended Chartered agreement requires future cash deposits of approximately $36 million which could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     (CONTINUED)

    In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation "UICC", for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company has agreed to invest approximately $60 million for a 10% equity position in the venture. In January 1996, the Company made an initial payment of $13.7 million and in January 1997, the Company made a second payment of $25.9 million due under this agreement. The final payment of $15.0 million under this agreement is due in fiscal 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES; ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE:
(I) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY BE SUBJECT TO FURTHER ADJUSTMENT, (II) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS, (III) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY, (IV) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (V) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR ENTRY INTO THE COMPANY'S MARKETS OF NEW COMPETITORS, (VI) THE COMPANY'S ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS WITHIN DESIGNATED MARKET WINDOWS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (VII) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS,
(VIII) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (IX) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE LICENSES OF THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (X) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS, (XI) DEPENDENCE ON KEY PERSONNEL, (XII) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (XIII) DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS, (XIV) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (XV) ABILITY OF THE COMPANY TO MAINTAIN ADEQUATE PRICE LEVELS AND MARGINS WITH RESPECT TO ITS PRODUCTS, (XVI) MANAGEMENT OF CHANGING OPERATIONS, (XVII) RISKS RELATED TO PRODUCT DEFECTS, (XVIII) THE ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND (XIX) OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1996.

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from product sales. Net revenues decreased 43% to $50.6 million in the three months ended March 31, 1997 from $88.4 million in the comparable period of fiscal 1996. This decrease was primarily attributable to a decrease in unit sales and overall average selling prices ("ASPs") of CD-ROM controllers. The decrease in unit sales resulted from the Company receiving substantially fewer orders for its CD-ROM controller products than in the comparable period of fiscal 1996. The Company believes the decline in orders is primarily attributable to a change in the ordering patterns of the CD-ROM drive manufacturers and the continued maturation of the CD-ROM industry. In addition, the Company has continued to experience increased competition in the CD-ROM drive and controller market. See "Factors That May Affect Future Results" below.

    GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 54.9% in the three month period ended March 31, 1997 as compared to 54.8% during the comparable period in the prior year. Margins for the three month period ended March 31, 1997 were favorably affected by an adjustment of approximately $5.2 million to cost of revenues associated with the sale of products which had been fully reserved in a prior period. Excluding the impact of this adjustment, gross margin for the three month period ended March 31, 1997 would have been approximately 44.7%. This adjusted gross margin decreased from the comparable period in fiscal 1996 primarily as a result of a decrease in the ASPs of the Company's CD-ROM controller products. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. The Company is currently experiencing severe price pressure on its CD-ROM decoder products and expects such price erosion to
continue.   A decline in ASPs that is not offset by a reduction in production costs or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially and adversely affect the Company's operating results.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 3% to $8.6 million in the three months ended March 31, 1997 from $8.3 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional technical personnel and associated expenses. Research and development expenses increased as a percentage of net revenues to 16.9% during the three months ended March 31, 1997 from 9.4% in the comparable period in the prior year due primarily to the significant decrease in the Company's net revenues in the current period compared to the comparable period of fiscal 1996. The Company will continue to invest substantial resources in research and development, including hiring additional technical personnel, in an effort to maintain its technological leadership in the CD-ROM controller market and diversify its product development in its other core technologies: video/graphics, MPEG imaging, audio/communication and digital imaging. As a result, the Company expects to incur higher absolute research and development expenses in the remainder of fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 26% to $5.7 million in the three months ended March 31, 1997 from $4.5 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional personnel and associated expenses. Selling, general and administrative expenses increased as a percentage of net revenues to 11.3% in the three months ended March 31, 1997 from 5.1% during the comparable period in fiscal 1996, due primarily to a significant decrease in the Company's net revenues in the comparison periods. As a result of the continuing efforts to develop the Company's support infrastructure, the Company expects to incur higher absolute administrative expenses in the remainder of fiscal 1997.

    NONOPERATING INCOME. During the three months ended March 31, 1997, nonoperating income decreased to $1.1 million from $2.2 million during the comparable three months of fiscal 1996. This decrease was primarily the result of a gain of approximately $1.0 million recorded during the three months ended March 31, 1996 on an equity investment in an unconsolidated affiliate which did not recur in the current quarter.

    INCOME TAXES. The overall effective tax rate for the three months ended March 31, 1997 was 35.0%. The effective tax rate for the comparable period of the prior fiscal year was approximately 41.2%. The decrease in the effective tax rate from the comparable period of the prior year is primarily attributable to the effect of the reinstituted research and development tax credit on fiscal 1997 results as well as a geographical shift in the sources of taxable income from the comparable quarter of fiscal 1996. There can be no assurance that the research and development tax credit will remain in effect and be available to the Company in future periods.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

    NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from product sales. Net revenues decreased 49% to $117.2 million in the nine months ended March 31, 1997 from $228.6 million in the comparable period of fiscal 1996. This decrease was primarily attributable to a decrease in unit sales and overall ASPs of CD-ROM controllers. The decrease in unit sales resulted from the Company receiving substantially fewer orders for its CD-ROM controller products than in the comparable period of fiscal 1996. The Company believes the decline in orders is primarily attributable to a change in the ordering patterns of the CD-ROM drive manufacturers and the continued maturation of the CD-ROM industry. In addition, the Company has continued to experience increased competition in the CD-ROM drive and controller market. See "Factors That May Affect Future Results" below.

    GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 58.8% in the nine month period ended March 31, 1997 as compared to 54.5% during the comparable period in the prior year. Margins for the nine month period ended March 31, 1997 were favorably affected by adjustments of approximately $18.7 million to cost of revenues associated with the sale of products which had been fully reserved in a prior period as well as manufacturing cost adjustments of $3.0 million related to foundry agreements. Excluding the impact of these adjustments, gross margin for the nine month period ended March 31, 1997 would have been approximately 40.0%. This adjusted gross margin decreased from the comparable period in fiscal 1996 primarily as a result of a decrease in ASPs of the Company's CD-ROM controller products. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. A decline in ASPs that is not offset by a reduction in production costs or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially and adversely affect the Company's operating results.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 13% to $24.5 million in the nine months ended March 31, 1997 from $21.7 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional technical personnel and associated expenses. Research and development expenses increased as a percentage of net revenues to 20.9% during the nine months ended March 31, 1997 from 9.5% in the comparable period in the prior year due primarily to the significant decrease in the Company's net revenues in the current period compared to the comparable period of fiscal 1996. The Company will continue to invest substantial resources in research and development, including hiring additional technical personnel, in an effort to maintain its technological leadership in the CD-ROM controller market and diversify its product development in its other core technologies: video/graphics, MPEG imaging, audio/communication and digital imaging. As a result, the Company expects to incur higher absolute research and development expenses in the remainder of fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 13% to $15.1 million in the nine months ended March 31, 1997 from $13.4 million in the comparable nine months of fiscal 1996. This increase was primarily the result of the hiring of additional personnel and associated expenses. Selling, general and administrative expenses increased as a percentage of net revenues to 12.9% in the nine months ended March 31, 1997 from 5.9% during the comparable period in fiscal 1996, due primarily to a significant decrease in the Company's net revenues in the comparison periods.
As a result of the continuing efforts to develop the Company's support infrastructure, the Company expects to incur higher absolute administrative expenses in the remainder of fiscal 1997.

    IN-PROCESS RESEARCH AND DEVELOPMENT. In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million is contingent upon the achievement of certain performance criteria over a three-year period. The Company believes it is reasonably possible this amount will be earned and paid by the end of fiscal 1998. Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in the quarter ended December 31, 1995.

    NONOPERATING INCOME. During the nine months ended March 31, 1997, nonoperating income decreased to $3.1 million from $6.6 million during the comparable nine months of fiscal 1996. This decrease was primarily the result of a gain of approximately $2.4 million recorded during the nine months ended March 31, 1996 on an equity investment in an unconsolidated affiliate which did not recur in the current period as well as a decrease in net interest income of approximately $0.9 million resulting from a lower average cash balance and lower interest rates during the comparison periods.

    INCOME TAXES. The overall effective tax rate for the nine months ended March 31, 1997 was 35.0%. The effective tax rate for the comparable period of the prior fiscal year was approximately 41.2%. The decrease in the effective tax rate from the comparable period of the prior year is primarily attributable to the effect of the reinstituted research and development tax credit on fiscal 1997 results as well as a geographical shift in the sources of taxable income from the comparable period in fiscal 1996. There can be no assurance that the research and development tax credit will remain in effect and be available to the Company in future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following factors should be carefully considered in evaluating the Company and its business.

    The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, changes in the mix of products sold, the cyclical nature of the semiconductor industry, the market for PCs and the markets addressed by the Company's products, seasonal customer demand, the Company's ability to diversify its product offerings, the competitiveness of the Company's customers, the timing of significant orders, significant increases in expenses associated with the expansion of operations and development of the Company's support infrastructure, and changes in pricing policies by the Company, its competitors or its suppliers, including decreases in ASPs of the Company's products. In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any adverse judgment in, the Company's ongoing shareholder legal proceedings. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or by order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

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

    The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASPs and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. The Company is currently trying to enter several new markets in which the Company is a relative unknown. These markets are intensively competitive and the Company will have to compete with large domestic and international companies that have long standing relationships with the Company's targeted customers. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the Company's ability to establish a market presence in certain new markets it is attempting to enter, the emergence of new PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

    The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to have product available at the appropriate market window and price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, particularly the PC market and the digital video consumer electronics market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, the Company anticipates that ASPs on its products will decline. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating margins and results will be materially adversely affected. If the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, the result would be a material adverse effect on the Company's business, financial condition and operating results.

    The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. Currently, the Company's financial performance is dependent upon the Company's level of success in the CD-ROM controller market. In an effort to diversify its product and market base, the Company has invested substantial resources in optical storage as well as a number of other core technologies: video/graphics, MPEG imaging, audio/communication and digital imaging. There can be no assurance that products currently under development in these new core technologies and optical storage or any other new products will be successfully developed or will achieve market acceptance thereby affecting the Company's ability to achieve diversification of its product and market bases. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, securing sufficient foundry capacity for volume manufacturing of wafers, quality of new products and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be competitively priced and selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts or the failure of the Company to achieve market acceptance of its new products would have a material adverse effect on the Company's business, financial condition and operating results.

    The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has two patents granted, eleven patents pending and eighteen patents in preparation in the United States and two international patents pending. The Company intends to seek additional international and United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents or may seek to assert their own patent rights against the Company. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

    Certain technology used in the Company's products is licensed from third parties. In addition, certain of the Company's products require that certain copy protection software or other software be obtained if the product is to be marketable. There can be no assurance that such licenses will continue to be available on terms acceptable to the Company, if at all. The inability of the Company to enter such license arrangements on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. However, certain of the Company's foundry agreements require up-front, nonrefundable payments and these fixed costs could adversely affect the Company's operating margins if the Company is unable to maintain the minimum wafer usage required under the agreements. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. The loss of any of these foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products, which could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The manufacture of semiconductors is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. The Company's products are particularly complex and difficult to manufacture. There can be no assurance that the Company's foundries will not experience irregularities, adverse yield fluctuations in their manufacturing processes or even temporary shutdowns due to environmental, mechanical or labor problems. Any yield or other production problems or shortages of supply experienced by the Company or its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

    Sales of the Company's CD-ROM controller products comprised 86% and 93% of the Company's net revenues in the three months ended March 31, 1997 and 1996, respectively. Sales of CD-ROM controller products are expected to continue to account for a substantial portion of the Company's total revenues for the foreseeable future. The market for CD-ROM controller products continues to mature and, therefore, it is expected that sales of such products will not necessarily continue to grow at historical rates and will be influenced by the traditional seasonality associated with the PC market. In addition, given the continued maturation of the CD-ROM controller product, the products will
continue to experience increased price pressure.   In addition, there can be no
assurance that the Company will be able to sustain the current level of such product sales or current operating margins. There can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future. It is anticipated that the introduction of DVD-ROM drives will impact the demand for CD-ROM controller products. Any decrease in the overall level of sales of, or the prices for, the Company's CD-ROM controller products, due to introductions of products by present or future competitors, a decline in demand for CD-ROM controller products, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations.

    International sales, principally to Taiwan, Japan, Korea and Singapore, accounted for approximately 98% of the Company's net revenues in each of the three months ended March 31, 1997 and 1996, respectively. A substantial portion of the Company's international revenues in the comparison periods were derived from Japanese, Taiwanese and Korean manufacturers of CD-ROM drives.
Accordingly, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax rates, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Most of the Company's foreign sales are negotiated in U.S. dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or results of operations or require the Company to modify its current business practices.

    A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In the three months ended March 31, 1997 and 1996, sales to the

Company's top ten customers accounted for approximately 78% and 81%, respectively, of the Company's net revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions.

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

    In January 1997, Donald R. Bryson, the Company's Chief Operating Officer, resigned as an officer and Director of the Company. Mr. Bryson continued as an employee of the Company through April 1997, as director of special projects. The Company is in the process of recruiting Mr. Bryson's successor.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of March 31, 1997 consisted of approximately $128.3 million in cash, cash equivalents and short-term investments, approximately $25.0 million in lines of credit with two Japanese financial institutions, of which $18.1 million was available as of March 31, 1997 and approximately $12.8 million in lines of letters of credit with Taiwanese financial institutions all of which was available as of March 31, 1997.

    During the nine months ended March 31, 1997, operating activities provided net cash of approximately $46.0 million. This cash resulted primarily from net income of $21.1 million, an increase in accounts payable and accrued expenses of $14.7 million, and an increase in income taxes payable, deferred revenue and other liabilities of $11.7 million. Investing and financing activities utilized cash of approximately $20.9 million consisting primarily of an investment in a foundry joint venture of $25.9 million, purchases of property and equipment of $4.5 million, and a net decrease of debt of $2.1 million partially offset by net proceeds from matured short term investments of $10.0 million and benefit related to stock plans of $1.5 million.

    The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. Capital expenditures for the remainder of fiscal 1997 are anticipated to be approximately $1.5 million. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

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

    In October 1996 the Company amended its previous agreement with TSMC. In September 1996 and April 1997 the Company amended its previous agreement with Chartered. The amendments resulted in a reduction and deferral of the Company's future wafer purchase commitments and the elimination of required future cash deposits of approximately $73 million under the original foundry arrangements. The execution of these agreements reduced the Company's wafer purchase commitments during the remainder of calendar 1996 and thereafter and resulted in a favorable manufacturing cost adjustment recorded to cost of revenues of $1.5 million during each of the quarters ended December 31, 1996 and September 30, 1996.

    Deposits paid under the amended agreements are recorded at cost and total approximately $41.8 million as of March 31, 1997. Pursuant to the terms of the amended agreements, this entire amount represents deposits to be used as a portion of the price to be paid for future wafers. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of certain deposits may be forfeited which would result in a charge to cost of revenues. The amended Chartered agreement, requires future cash deposits of approximately $36 million which could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

    In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation "UICC", for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company has agreed to invest approximately $60 million for a 10% equity position in the venture. In January 1996, the Company made an initial payment of $13.7 million and in January 1997, the Company made a second payment of $25.9 million due under this agreement. The final payment of $15.0 million under this agreement is due in fiscal 1998.

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

    The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers.

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

    (a) The following exhibits are filed herewith or incorporated by reference herein.

         Exhibit
         Number    Exhibit Title
         -------   -------------
         3.01      The Company's Restated Certificate of Incorporation,
                   amended (1)

         3.02      The Company's Restated Bylaws (2)

         4.01      Form of Specimen Certificate for the Company's
                   Common Stock (3)

         4.02 Amended and Restated Registration Rights Agreement dated as of October 15, 1993 among the Company and various investors (3)

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

         10.12     Employee Incentive Plan effective January 1, 1995 (3)*

         10.13 Option Agreement between Oak Technology, Inc., and Taiwan Semiconductor Manufacturing Co., Ltd. dated as of August 8, 1996 (14)**

         10.14 Foundry Venture Agreement between the Company and United Microelectronics Corporation dated as of October 2, 1995
                   (6) (12)

         10.15 Fab Ven Foundry Capacity Agreement among the Company, Fab Ven and United Microelectronics Corporation dated as of October 2, 1995 (7) (12)

         10.16 Written Assurances Re: Foundry Venture Agreement among the Company, United Microelectronics Corporation and Fab Ven dated as of October 2, 1995 (8) (12)

         10.17 Lease Agreement dated June 15, 1995 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard
                   T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and the Company (lease agreement for 130 Kifer Court,Sunnyvale, California) (9), and amendments thereto dated June 15, 1995 and August 18, 1995 (10)

         10.18 Deposit Agreement dated November 8, 1995 between Chartered Semiconductor Manufacturing Ltd. and the Company (11), and Amendment Agreement (No. 1) thereto dated September 25, 1996
                   (13)**

         10.19 Amendment Agreement (No. 2) dated April 7, 1997 to Deposit Agreement dated November 8, 1995 between Chartered Semiconductor Manufacturing Ltd. and the Company**

         11.01     Statement regarding computation of net income per share

         27.01     Financial Data Schedule

-------------------
(1) Incorporated herein by reference to exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(2) Incorporated herein by reference to exhibit 3.05 filed with the Company's Registration Statement on Form S-1 (File No. 33-87518) declared effective by the Securities and Exchange Commission on February 13, 1995 (the "February 1995 Form S-1").
(3) Incorporated herein by reference to the exhibit with the same number filed with the February 1995 Form S-1.
(4) Incorporated herein by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-4334) on May 2, 1996.
(5) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(6) Incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated October 2, 1995 (the "October 1995 form 8-K").
(7) Incorporated herein by reference to Exhibit 2.2 filed with the October 1995 Form 8-K.
(8) Incorporated herein by reference to Exhibit 2.3 filed with the October 1995 Form 8-K.
(9) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(10)Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(11)Incorporated herein by reference to Exhibit 10.04 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
(12)Confidential treatment has been granted with respect to portions of this exhibit.
(13)Incorporated herein by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(14)Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

*   Indicates Management incentive plan.
** Confidential treatment granted and/or requested as to portions of the exhibit.

    (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                      SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       OAK TECHNOLOGY, INC.
                                       (Registrant)
Date:  May 13, 1997
                                       /s/ SIDNEY S. FAULKNER
                                       -------------------------
                                       Sidney S. Faulkner
                                       Vice President, Finance,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)

                                    EXHIBIT INDEX


    Exhibit
    Number    Exhibit Title
    ------    -------------
    10.19     Amendment Agreement (No. 2) dated April 7, 1997 to Deposit
              Agreement dated November 8, 1995 between Chartered
              Semiconductor Manufacturing Ltd. and the Company**

    11.01     Statement regarding computation of net income per share

    27.01     Financial Data Schedule


-----------------
** Confidential treatment granted and/or requested as to portions of the exhibit.