Form 10-K
period 1997-06-30
OAK TECHNOLOGY INC
filed 1997-09-25
CIK 824225

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 1997              Commission File No. 0-25298
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------

                              OAK TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                          77-0161486
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                         Identification No.)

       139 KIFER COURT                                        94086
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $393,381,158 as of August 29, 1997, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for August 29, 1997. Shares of Common Stock held by each executive officer and Director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

41,732,212 shares of the Registrant's $.001 par value Common Stock were outstanding at August 29, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the Registrant's 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

     EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (i) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY BE SUBJECT TO FURTHER ADJUSTMENT, (ii) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS,
(iii) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY, (iv) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (v) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR THE ENTRY OF NEW COMPETITORS INTO THE COMPANY'S MARKETS, (vi) THE COMPANY'S ABILITY TO DIVERSIFY ITS PRODUCT AND MARKET BASE BY DEVELOPING AND INTRODUCING NEW PRODUCTS WITHIN DESIGNATED MARKET WINDOWS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (vii) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS, (viii) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (ix) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE LICENSES OF THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (x) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS,
(xi) DEPENDENCE ON KEY PERSONNEL, (xii) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (xiii) DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS, (xiv) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (xv) ABILITY OF THE COMPANY TO MAINTAIN ADEQUATE PRICE LEVELS AND MARGINS WITH RESPECT TO ITS PRODUCTS, (xvi) MANAGEMENT OF CHANGING OPERATIONS RELATED TO THE COMPANY'S ATTEMPT TO DIVERSIFY ITS PRODUCT AND MARKET BASE, (xvii) RISKS RELATED TO PRODUCT DEFECTS, (xviii) THE ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND (xix) OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

     Oak Technology, Inc. (the "Company") designs, develops and markets high-performance integrated semiconductors and related software solutions to original equipment manufacturers (OEMs) worldwide that serve the PC, consumer electronics and digital office equipment markets. The Company provides semiconductor products for these markets by leveraging its expertise in five core technologies: optical storage, MPEG imaging, video/graphics, audio/communications and digital imaging. The Company's products typically consist of hardware, firmware, and software to provide a complete solution for customers.

     The Company was incorporated in California on July 2, 1987 and reincorporated in Delaware on February 8, 1995. The Company's principal executive offices are located at 139 Kifer Court, Sunnyvale, California 94086 and its telephone number is (408) 737-0888. The Company has wholly owned subsidiaries in Japan (Oak Technology K.K.), Taiwan (Oak Technology Taiwan) and Andover, Massachusetts (Pixel Magic, Inc.). Except where otherwise indicated, references to the "Company" refer to Oak Technology, Inc., a Delaware corporation, its California predecessor and their subsidiaries.

BUSINESS STRATEGY

     The Company's objective is to be a leading supplier of high-performance, integrated semiconductors and related software that address segments of the PC, consumer electronics, and digital office equipment markets. The Company's strategy for achieving this objective includes the following elements:

MAINTAIN AND LEVERAGE LEADERSHIP POSITION IN CD-ROM MARKET AND EXPAND INTO ADDITIONAL OPTICAL STORAGE MARKET SEGMENTS

     The Company pioneered the IDE/ATAPI CD-ROM controller chip in 1993 and is one of the industry's largest merchant suppliers of CD-ROM controllers. The Company has established customer relationships with many of the leading CD-ROM drive manufacturers and, through these relationships, seeks to obtain input directly from its customers regarding the optimal features for its next generation of optical storage controllers. Based on such input, the Company has invested substantial resources in developing and introducing to market CD-ROM controllers with advanced features and higher levels of integration. During the fiscal year ended June 30, 1997 ("fiscal 1997"), the Company began to expand into additional optical storage market segments with the introduction of optical storage semiconductors for use in CD-Recordable (CD-R) and CD-ReWritable (CD-RW) drives. The Company is seeking to leverage its current leadership position in the CD-ROM and CD-R/RW controller markets by pursuing the development of additional optical storage semiconductors for use in such emerging markets as DVD-ROM drives and DVD players.

DIVERSIFY PRODUCT OFFERINGS AND GEOGRAPHIC MARKETS

     The Company's revenue during the last three fiscal years has consisted primarily of sales of CD-ROM controllers to CD-ROM drive manufacturers in Asia. In addition to introducing optical storage products for the CD-R/RW markets, during fiscal 1997, the Company increased its presence in both the consumer electronics market with its MPEG-1 product and the introduction of its MPEG-2 product and in the emerging digital office equipment market with the introduction of the PM-44 and PM-35 through its Pixel Magic subsidiary. In addition, in fiscal 1997, the Company announced new audio/communications and video/graphics products. If these new products are successfully designed-in, brought to production, and the Company's customers are successful with their products utilizing the Company's products, the Company's overall business should become diversified among a broader spectrum of customers, geographic regions, and markets.

USE THE COMPANY'S FIVE CORE TECHNOLOGIES TO DEVELOP INTEGRATED PRODUCTS

     The Company uses its five core technologies - optical storage, MPEG imaging, video/graphics, audio/communications and digital imaging - to develop products for three market segments: PC, consumer electronics, and digital office equipment. In these market segments, the Company has seen an increased demand for multiple functionalities to be contained in a single product. The Company believes leading-edge technology in multiple areas is required for the development of integrated, high-performance, low-cost solutions for these markets. The Company has several integrated products under development which leverage a combination of its core technologies.

PROVIDE COMPREHENSIVE SOLUTIONS

     The Company's multimedia semiconductor products are subsystems that include both hardware and software to provide a complete solution for customers. The Company has committed substantial resources to the development of its software technology and believes that this technology provides it with a significant competitive advantage. The Company maintains software compatibility for each successive generation of its products. As a result, its firmware and device drivers are easily upgraded to include support for the enhanced features of the Company's next-generation semiconductor products. The Company's device drivers are designed to simplify installation and end-user operation, enabling its customers to offer products with "plug and play" capabilities.

ACCELERATE CUSTOMERS' TIME TO MARKET

     Being early to market is critical to capturing market share and profits. The Company builds relationships with key customers and seeks to provide them with early access to the Company's product technologies, thereby assisting customers in reaching their markets quickly. By providing integrated hardware and software as well as engineering reference boards complete with device drivers and firmware, the Company can assist a customer in shortening the design time required prior to volume production. Furthermore, by providing a comprehensive hardware and software solution, the Company enables its customers to concentrate on system differentiation.

PRODUCTS

     The Company offers or has introduced products based on five core technologies: optical storage, MPEG imaging, video/graphics, audio/communications, and digital imaging.

OPTICAL STORAGE

     The Company began shipping its proprietary interface CD-ROM controller, the OTI-012, in January 1993. In October 1993, the Company began production shipments of an IDE/ATAPI CD-ROM controller, the OTI-011C followed by the OTI-011D. Today, the Company is supplying the industry's fastest controller in production volume, the OTI-912, supporting transfer rates up to 40X. Recently the Company introduced the OTI-9220, the first device to integrate four major CD-ROM functions for a single-chip solution. The Company has also expanded into new optical storage market segments with its CD-R/W and CD-R products.

     - OTI-910 IDE/ATAPI CD-ROM CONTROLLER. The OTI-910 provides a significantly faster data throughput than the OTI-011 by transferring data across the IDE interface in ATAPI Mode 3. The OTI-910 also supports multi-block transfer across the IDE bus, which allows the controller to increase data transfer rates as well as system performance. In addition, the OTI-910 provides Direct Memory Access (DMA) support. The Company has experienced and will continue to experience a sharp decline in sales of this product as the Company's customers require optical storage controllers with faster transfer rates and higher performance and advance features such as those exhibited in the Company's OTI-911 and OTI-912 products.

     - OTI-911 IDE/ATAPI CD-ROM CONTROLLER. Based upon the OTI-011 and OTI-910, this controller allows for increased disc speed and reduces CPU utilization. In addition, the firmware for this controller takes advantage of improvements made in device drivers included in the latest versions of Microsoft Windows 95, NT, and IBM OS/2. This firmware increases performance and lowers system cost by supporting lower speed DRAM. Sales of the

OTI-911 have begun to decline and the Company expects that sales will continue to decline as the Company's customers require optical storage controllers with faster transfer rates, higher perfomance and advance features such as exhibited by the Company's OTI-912 product.

     - OTI-912 IDE/ATAPI CD-ROM CONTROLLER. This high-performance block decoder supports a transfer rate of 40X enabling 16X pure constant angular velocity ("CAV") CD-ROM drives. These CAV drives provide higher average transfer rates and faster seek times, and their constant speed produces less motor stress. The chip also includes an industry first known as "nX-to-1X" audio playback, which allows the device to read audio data at an 8X rate, buffer the data, and play the data back at a 1X rate.

     - OTI-9220 IDE/ATAPI FOUR-IN-ONE CD-ROM CONTROLLER. The OTI-9220 combines four major functions of a CD-ROM drive (CD-DSP, servo, block decoder, and 1Mb of DRAM) to deliver an industry-first single-chip solution. Manufacturers of CD-ROM drives for notebook computers and desktop systems will now be able to utilize an "all-in-one" solution combining proven discrete components from a single source while also reducing system cost, size, and power requirements.

     - OTI-975 CD-RECORDABLE, REWRITABLE CONTROLLER. The OTI-975 is a high-performance block decoder/encoder device for IDE CD-R/RW subsystems. The OTI-975's read functions include CD data de-scrambling, real-time error correction and data transfer to the host interface. The OTI-975's write functions include block encoding, data scrambling, C3 error correction byte generation and data transfer from the host interface.

MPEG IMAGING

     The Company believes compression/decompression technology will be required in many of its future multimedia products targeted for the PC and consumer electronics markets. The Company currently offers two imaging decompression products: an integrated MPEG-1 audio/video decoder with CD-ROM interface, and an MPEG-2 video/Dolby Digital audio decoder. In addition, the Company has developed a software DVD environment with its Interactive DVD Browser-TM-.

     - OTI-207 MPEG-1 AUDIO/VIDEO DECODER. The OTI-207 is a single chip MPEG-1 audio and video decoder with an integrated CD-ROM controller. Targeted for use in Video CD players, it reduces the design complexity and implementation cost compared to non-integrated solutions.

     - TROIKA-TM- MPEG-2 VIDEO/DOLBY DIGITAL AUDIO DECODER. The Troika integrated circuit is a single-chip solution for DVD and DVD-PC systems that require MPEG decompression. The Troika chip provides real-time MPEG-2 and MPEG-1 video decompression, incorporated with Dolby Digital (AC-3), and Linear PCM
(LPCM) audio decompression. Sub-picture decoding, DCC, Closed Caption, DSI, PCI, and HLI parsing are provided for graphical interface to full-motion video, and OSD and Digest functions are provided for user-interface graphics. Full-motion video editing formats such as letterbox, pan & scan, and unaided 3:2 pull-down are supported by Troika.

     - INTERACTIVE DVD BROWSER-TM-. The Interactive DVD Browser (IDB-TM-) software product provides a complete DVD environment for the PC. It is fully compliant with Windows 95 ActiveMovie 1.0. The Interactive DVD Browser is capable of supporting software, hardware, and hybrid DVD implementations on the PC.

VIDEO/GRAPHICS

     Video/graphics accelerators complement the CPU by relieving it of the graphics processing tasks that it would otherwise be required to perform. The Company's graphics controllers deliver powerful video/graphics acceleration capabilities to consumer and business PCs. The Company's most recent introduction to this market, the Warp-TM- 5 integrated circuit, is a 64-bit 3D graphics accelerator that sets a new benchmark in image quality for 3D game applications. The Company currently offers the following video/graphics accelerators:

     - EON-TM- OTI-64217. The Eon integrated circuit is a 64-bit video/graphics accelerator with an integrated 170Mhz RAMDAC and supports both EDO memory as well as higher performance SGRAM memory. The device's single-clocked, pipelined GrafixPump-TM- architecture provides maximum performance from display memory and features acceleration for the Microsoft Direct3DTM specification. Its integrated VMI-compliant (VESA Multimedia Interface) bus provides an interface to industry-standard multimedia components.

     - OTI-64017. The OTI-64017 is based upon the OTI-64217 but does not include the 64217's external bus interfaces to other multimedia devices. The OTI-64017 is ideally suited for business PCs and entry-level consumer PCs which require high-performance 2D graphics with support for DirectX applications.

     To date, the Company has failed to achieve any design wins with either the OTI-64217 or the OTI-64017 product and consequently, has made extremely limited sales of these products. As 2D graphic accelerators are rapidly becoming obsolete due to the availability and competitive pricing of high performance 3D graphics accelerators, the Company does not expect any significant sales from these products.

     - WARP 5 (Windows Accelerator and Rendering Processor). Utilizing several innovative industry-first techniques, the WARP 5 integrated circuit sets a new benchmark in image quality, delivering flight simulator-like 3D graphics to mainstream PCs. A highly integrated solution, the WARP 5 integrated circuit is a full-featured 3D graphics accelerator that combines a high-performance 2D GUI accelerator, VGA, dual-clock generator, and RAMDAC functions on a single chip. The WARP 5 chip is fully pin-compatible with Oak's OTI-64217 Eon 2D GUI accelerator.

AUDIO/COMMUNICATIONS

     The growth of multimedia PCs and the ability to connect to the Internet have increased the need for audio and communication capabilities on the PC as standard features. The Company offers the following audio/ communications products:

     - TELAUDIA3D-TM- OTI-611. The TelAudia integrated circuit is a programmable DSP (digital signal processor) audio accelerator with an integrated PCI bus master interface. Audio features provided by downloadable microcode include: wavetable synthesis, multichannel digital and MPEG-decoded audio mixing, hardware acceleration for Microsoft DirectSound-TM- 2D, and true head-related transfer function (HRTF) 3D sound. The TelAudia chip also provides complete PC communication capabilities with hardware support for a Host Signal Processing (HSP)-based V.34 fax/modem. It includes transmit and receive buffers for the modem, in addition to the modem codec and DAA interfaces.

     - AUDIA3D-TM- OTI-610. The Audia3D integrated circuit is an audio-only version of the TelAudia chip.

DIGITAL IMAGING

     With the Company's acquisition of Pixel Magic in 1995, the Company now offers compression/ decompression and image processing technology for digital office equipment products, such as scanners, printers, fax machines, and multifunction peripherals. The Company currently offers the following digital imaging products:

     - PM-1V (OTI-95C71). The PM-1V is a high speed bi-tonal image processor which provides single-pass compression or decompression of image data in G3 and G4 formats.

     - PM-2M. The PM-2m is a high-speed bi-tonal image processor with multitasking capability. It provides single pass compression or decompression, scaling and rotation of image data in G3, G4 and JBIG formats.

     -  PM-2MC.  This is a compression-only version of the PM-2m.

     - PM-44. The PM-44 is a programmable high-speed image processing device specifically designed for use in imaging applications. Based on a single instruction, multiple data path (SIMD) architecture, the PM-44 is designed to handle image data of any pixel depth. Programmable via downloadable microcode, the PM-44 can execute scanner, printer, copier and fax imaging algorithms. A library of imaging algorithms and a development kit for custom algorithm creation are available.

     - PM-35. The PM-35 is a fixed function JPEG (Joint Photographic Experts Group) compression and decompression processor designed to sustain a data rate of up to 70Mbytes/second. It is suited for peripheral-based applications such as color copiers, scanners, and multifunction peripherals.

SOFTWARE TECHNOLOGY

     The Company's products typically include software in addition to semiconductors. The Company typically provides related software with its hardware as part of its comprehensive solutions. Substantial engineering resources have been committed to the development of the Company's software.

     The Company's software technology consists of its firmware, device drivers, BIOS and end-user oriented installation and control software. The Company maintains software compatibility for each successive generation of its products. As a result, its firmware and device drivers are more easily upgraded to include support for the enhanced features of next-generation products.

     Software is a key factor in the performance of the Company's products. Through close cooperation between the Company's software and hardware engineers, new products are designed to allow the software and hardware to complement each other. Specific hardware functions are often added to designs to allow the software engineers to develop software to optimize these functions and therefore increase overall performance. For example, the Company's CD-ROM firmware provides low CPU utilization, which improves the overall performance of the CD-ROM drive.

MANUFACTURING AND DESIGN METHODOLOGY

MANUFACTURING

     The Company contracts with independent foundries to manufacture all of its semiconductor products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's primary suppliers under such arrangements during fiscal 1997 were Taiwan Semiconductor Manufacturing Company ("TSMC") and LG Semicon Co. Ltd. in Korea. The Company also uses wafer fabrication facilities at United Integrated Circuits Corporation ("UICC"),United Microelectronics Corporation, Chartered Semiconductor Manufacturing Pte. Ltd. ("Chartered"), Rohm, NEC, and Sony. Except as described in the paragraphs below, the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order.

     In June and November 1995, the Company entered into agreements with TSMC and Chartered to obtain certain additional wafer capacity through the year 2001 (see Note 7 of Notes to Consolidated Financial Statements). The agreements call for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers. The price of such wafers will be determined in the future periods in which specific orders are actually placed. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of the deposits may be forfeited.

     In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of approximately $73 million of the Company's future wafer purchases required under the original agreement. Under the amended agreement, no additional prepayment is required; however, the Company must utilize the entire amount of the prepayment paid to date through a certain committed amount of wafer purchases in the calendar years 1997, 1998, and 1999 or the prepayment will be forfeited.

     In September 1996 and April 1997, the Company amended its agreement with Chartered. The amendments resulted in a reduction of the Company's future wafer purchase commitments and the elimination of required future cash deposits under the original agreement of approximately $36 million. Under the amended agreement, the required future cash deposits of approximately $36 million could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

     The Company recorded $3.0 million in cost of sales during fiscal 1996 associated with manufacturing cost adjustments related to its wafer foundry agreements as a result of lower forecasted capacity usage during the calendar year ending December 31, 1996. The execution of these amendments reduced the Company's wafer purchase commitments during the remainder of calendar 1996 and thereafter and resulted in a favorable manufacturing cost adjustment recorded to cost of revenues of $3.0 million. The remaining deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $34.2 million as of June 30, 1997. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements.

     Additionally, in October 1995, the Company entered into a series of agreements with United Microelectronics Corporation to form, along with other investors, a separate Taiwanese company, UICC, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company has agreed to invest approximately $60 million for a 10% equity position in the venture. In January 1996, the Company made an initial payment of $13.7 million under this agreement. In January 1997, the Company made a second payment of $25.9 million under this agreement. Cash payments due under these agreements in fiscal 1998 are approximately $15.0 million. As an investor in this venture, the Company will have rights to a portion of the total wafer capacity for the manufacture of its proprietary products. However, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

     The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. The loss of any of these foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products, which could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology with 0.5 micron and 0.35 micron feature sizes. The

Company expects to design products for .25 micron feature sizes in the future. All of the Company's semiconductor products are assembled and tested by independent subcontractors.

     The Company's reliance on independent manufacturers and third party assembly and testing vendors involves a number of additional risks, including the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, quality assurance and costs. In addition, as a result of the Company's dependence on foreign subcontractors, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general political risks, such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, currency fluctuations, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. Substantially all of the Company's agreements with its offshore wafer fabrication and assembly facilities provide for pricing and payment in U.S. dollars.

     The manufacture of semiconductors is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose, time consuming and expensive to remedy, all of which can affect the Company's time to market with a particular product. The Company's products are particularly complex and difficult to manufacture. There can be no assurance that the Company's foundries will not experience irregularities or adverse yield fluctuations in their manufacturing processes. Any yield or other production problems or shortages of supply experienced by the Company or its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

DESIGN METHODOLOGY

     The Company's products compete in markets that are characterized by rapidly-developing technology and evolving industry standards. The Company addresses these issues with a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and use of a high level design description language in order to define, develop and deliver new and enhanced products more rapidly. The Company's engineering and design capabilities are significant to its future performance, and the Company has invested regularly in new advanced equipment and software tools in an effort to keep these tools updated with the latest technology. The Company's library of core cells is key to its ability to reduce the time needed to design new products. Examples of core cells include a VGA core, a graphics co-processor engine and related graphics functions, a 32-bit RISC engine, host bus interface technology, a .5 and .35 micron memory compiler and a .5 and .35 micron I/O library. Design methodology, including equipment and software tools, is a critical factor with respect to the Company's ability to successfully develop technology and products, and there can be no assurance that the Company will be able to obtain the equipment, software tools and other resources needed to develop technically advanced products in a timely manner.

MARKETING AND CUSTOMERS

     From its inception, the Company has been committed to a worldwide marketing strategy. The Company utilizes a direct sales force in the United States, Japan and Taiwan and a worldwide network of manufacturers' representatives and distributors in North America, Europe and Asia. While customers around the world have many needs in common, each region has its own requirements. In order to support customers in key geographic markets, the Company has established sales and support offices in Japan and Taiwan, in addition to its corporate headquarters in Sunnyvale, California. The Company believes that sales and technical support personnel based in the Company's regional offices understand the technical needs, business philosophy and culture of their respective customers. On-site personnel are trained to respond to customer needs efficiently and effectively. Additionally, two general managers of the Company are located in the Company's Asian subsidiaries in Taipei, Taiwan and Tokyo, Japan to manage local operations and maintain relationships with their Asian customers.

     Sales of the Company's products are made pursuant to purchase orders and the Company has no long-term sales agreements with any of its customers. Purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in the customers' requirements. In addition, in certain circumstances, orders may be canceled at the discretion of the buyer without penalty. The Company's business, consistent with that of others in the semiconductor industry, is generally characterized by short lead time orders. The Company's actual shipments depend on the manufacturing capacity of the Company's foundries. Therefore, as foundry capacity tightens, as it has recently, the Company may not be able to meet the customer's requested delivery date or the Company may have to put its customers on allocation. Accordingly, due to its dependence on third party manufacturing capacity, the Company believes that backlog at any particular date may not be indicative of actual net revenues for any future period.

     Sales of the Company's CD-ROM controller products comprised 84%, 91% and 74% of the Company's net revenues in fiscal 1997, 1996 and 1995, respectively. Sales of CD-ROM controller products are expected to continue to account for a substantial majority of the Company's total revenues for the foreseeable future. The

Company expects that as the market for CD-ROM controller products matures or becomes obsolete due to the introduction of DVD-ROM products, sales of such products will decline. Although the Company is currently pursuing the development of optical storage semiconductors for use in DVD-ROM drives, there can be no assurance that the Company will have a DVD-ROM product, that such product will be available within an acceptable market window or that with such product the Company will be able to sustain the current level of optical storage product sales. In addition, there can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future. Any decrease in the overall level of sales of, or the prices for, the Company's CD-ROM controller products, due to introductions of products by present or future competitors, a decline in demand for CD-ROM controller products, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has recently introduced several new products in its attempt to diversify its product and market base, there can be no assurance that these products will be successfully designed, accepted by the Company's customers, and brought to production or that the Company's customer's products will be accepted in the marketplace.

     The Company believes that customer service and technical support are important competitive factors in the PC, consumer electronics and digital office equipment markets. The Company provides technical support to its customers worldwide. Using its headquarters and subsidiary offices in Japan, Taiwan and Andover, Massachusetts, the Company is able to provide prompt technical support to its customers. In addition, the Company's representatives travel frequently to customer sites to assist in design-in activity. The Company provides several other types of technical support, including software distribution through an electronic bulletin board, evaluation boards, product demonstration software, engineering design kits and application notes. The Company works closely with its customers in qualification of its products and providing needed quality and reliability data. In addition, the Company makes the latest revision of its software available to its customers and can customize the Company's software to a customer's specific requirements.

     A substantial majority of the Company's revenues in fiscal 1997, 1996 and 1995 were derived outside of the United States, primarily in Asia. The geographical areas accounting for the Company's net revenues in fiscal 1997, 1996, and 1995 are as follows:

                                                          June 30,
                                         ---------------------------------------
                                             1997           1996         1995
                                         ------------  ------------  -----------
Japan. . . . . . . . . . . . . . . . .       40.3%          66.1%        51.3%
Other international. . . . . . . . . .       56.1           31.5         41.4
North America. . . . . . . . . . . . .        3.6            2.4          7.3

     Accordingly, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Most of the Company's foreign sales are negotiated in U.S. dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or operating results or require the Company to modify its current business practices.

     The Company sells its products principally to manufacturers of CD-ROM drives, PCs and add-in boards. CD-ROM drives, in turn, are sold to PC OEMs such as Acer, AST Research, Compaq, Dell, Gateway 2000, IBM, NEC and Packard Bell. Add-in boards are in turn sold to PC manufacturers or distributors for the distribution or retail channel.

     A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In fiscal 1997, 1996 and 1995, sales to the Company's top ten customers accounted for approximately 78%, 80% and 76%, respectively, of the Company's net revenues. These customers were all purchasers of the Company's CD-ROM products. In fiscal 1997, Mitsumi accounted for 14% and LG Electronics accounted for 13% of the Company's net revenues. In fiscal 1996, Mitsumi accounted for 26%, Kanematsu accounted for 19% and NEC accounted for 13% of the Company's net revenues. Kanematsu, a Japanese trading company, purchases product from the Company and resells the product to Japanese manufacturers. In fiscal 1995, Mitsumi accounted for 29% and Kanematsu accounted for 13% of the Company's net revenues. Although the Company is currently attempting to diversify its products, markets, and customers base, the Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products subject to cancelable short-term purchase orders. The loss of, or a significant reduction in, purchases by current major customers such as Mitsumi or LG Electronics would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, there can be no assurance that the Company could qualify its foundries for potential new customers or that it could do so in a timely manner.

     The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity for the next several years while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without penalty. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected.

COMPETITION

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit average selling prices ("ASPs") and rapid product obsolescence. The Company experiences intense competition and expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost, quality control and technological advantages. In its effort to diversify its customer and market base, the Company is currently attempting to enter several new markets in which the Company has not operated previously. These markets are intensely competitive and the Company will have to compete with large domestic and international companies that have long standing relationships with the Company's targeted customers. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, particularly the PC market and the consumer electronics market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, the Company anticipates that ASPs on its products will decline. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher-performance products with higher ASPs, the Company's business, financial condition and result of operations will be materially adversely affected. If the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, the result could have a materially adverse effect on the Company's business, financial condition and operating results.

     Prior to the Company's entry into the optical storage market, merchant suppliers such as Sanyo and captive suppliers such as Panasonic, Sony and Toshiba supplied semiconductor solutions for proprietary and SCSI drivers. Although the Company was the first company to sell a single-chip IDE/ATAPI CD-ROM controller, competitors including Cirrus Logic, Adaptec and Sanyo now offer single-chip solutions. Furthermore, Toshiba has developed its own IDE/ATAPI CD-ROM controller and is using it internally. Companies such as Panasonic and Sony could develop their own IDE/ATAPI CD-ROM controllers and, in addition to using them internally, could sell these controllers to the merchant market in competition with the Company's products. As the Company integrates more functionality into its products, companies which had previously supplied complementary products may also become competitors.

     In the MPEG imaging market, the Company competes primarily with C-Cube Microsystems, ESS Technology, SGS-Thomson Microelectronics and LSI Logic. The Company's primary competitors for video/graphic accelerators include 3DFX, nVidia, NEC, ATI Technologies, Cirrus Logic, Tseng Labs, S3 and Trident Microsystems. In the audio/communications market, the Company's competitors include Analog Devices, Cirrus Logic, Creative Technology, ESS Technology, OPTI and Yamaha. In the digital office equipment market, the Company's competition does not offer directly competitive products. In some cases, the competition offers a subset of the Company's product features. In other cases, the competition offers a software alternative to the Company's hardware solution. The Company expects direct competition in the digital office equipment market to emerge in the near future.

RESEARCH AND DEVELOPMENT

     The Company currently invests substantial resources in its product development efforts. During fiscal 1997, 1996 and 1995, the Company spent approximately $34.7 million, $30.7 million and $14.6 million, respectively, on research and development activities. The Company intends to continue to invest in the development of products in each of its core technologies and in products that integrate its core technologies.

     The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. There can be no assurance that products currently under development or any other new products will be successfully developed or will achieve market acceptance. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, quality of new products and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts or the failure of the Company to achieve market acceptance of its new products would have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS AND LICENSES

     The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has three patents granted, fourteen patents pending, seventeen patents in preparation in the United States, and two international patents pending. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. In fiscal 1997, the Company filed a complaint with the International Trade Commission ("ITC") against certain Asian manufacturers of optical storage controller devices based on the Company's belief that such devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing such infringing CD-ROM controllers. (See "Legal Proceedings"). There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its foundries may, from time to time, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to
establish the validity of the Company's proprietary rights.   The Company
recently initiated such litigation by filing a complaint with the International Trade Commission. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company has a limited portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or the Company is required to pay substantial damages or awards, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     Certain technology used in the Company's products is licensed from third parties. In 1990, the Company entered into an agreement with Advanced Micro Devices, Inc. ("AMD") relating to a video compression/expansion processor ("VCEP") developed by AMD. Pursuant to this agreement, AMD granted to the Company a perpetual, worldwide, non-exclusive license to make, use, distribute and sell products resulting from the VCEP and certain related patents and software. The Company has paid AMD a technology license fee pursuant to this agreement and is obligated to pay a royalty based on a percentage of net revenues derived from its PM-1V product. The agreement has no specified term and may be terminated in the event either party breaches the agreement and such breach is not cured within 30 days after delivery of notice of the breach.

     The Company has licensed technology from third parties for use in its MPEG, optical storage, video/graphics, audio/communications, and digital imaging technologies, and pursuant thereto is required to fulfill confidentiality obligations and in certain cases pay royalties. Certain of the Company's products require that certain copy protection software or other software be obtained if the products are to be marketable and exportable. Should the Company lose its rights to or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its MPEG and optical storage products geared for the DVD market. In the future, it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties with respect to some or all of its product offerings. There can be no assurance that such licenses will be available on terms acceptable to the Company, if at all. The inability of the Company to enter such license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 1997, the Company had 430 full-time employees, including
268 in research and development, 64 in sales and marketing, and 98 in finance, administration and operations. The Company believes that its future performance will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers and software programmers involved in new product development, for whom competition is intense. In addition, the Company is currently seeking to acquire additional senior management personnel. Accordingly, the Company expects there to be an increase in its general and administrative expenses. The Company's employees are not represented by any collective bargaining unit and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES

     The Company's executive offices and its principal marketing, sales and product development operations are located in approximately 80,000 square feet of leased space in Sunnyvale, California under a noncancelable operating lease that expires in December 2001. The Company is currently seeking additional space in which to move all or a portion of the Company's employees located in Sunnyvale. The Company believes that suitable additional or alternative space will be available on commercially reasonable terms, although no assurance can be given in this regard. In the event the Company relocates all the employees in Sunnyvale to a new location, it will be required to find a subtenant for its current location. If the Company fails to find a suitable subtenant or fails to locate a subtenant who will pay the entire amount of the Company's current lease rate, the Company may have to pay all or a portion of the rent on its current leased space as well as rent on its new leased space. Accordingly, the Company expects there to be an increase in its general and administrative expenses related to the cost of additional leased space and associated moving expenses. The Company owns a portion of a building in Taipei, Taiwan, and leases facilities, primarily for sales, product development, and technical support, in Andover, Massachusetts; Boca Raton, Florida; Austin, Texas and Tokyo, Japan.

ITEM 3.   LEGAL PROCEEDINGS

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court Judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiff's Second Amended Consolidated Complaint was filed on August 1, 1997.

     The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court Judge granted the Oak defendants Motion to Dismiss the plaintiff's First Amended Consolidated Complaint, but granted plaintiffs leave to amend most claims. The plaintiff's Second Amended Consolidated Complaint was filed on September 4, 1997.

     Additionally, various of the Company's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of the Company, has been stayed pending resolution of the class actions.

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

     On July 21, 1997, the Company filed a complaint with the International Trade Commission ("ITC") based on the Company's belief that certain CD-ROM controllers infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or product containing such infringing CD-ROM controller.. A formal investigative proceeding was instituted by the ITC on August 19, 1997, naming as respondents: Winbond Electronics Corporation; Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; and Wearnes Electronics Malaysia Sendirian Berhad. Discovery proceedings are now ongoing and a full hearing of the matter has not yet been scheduled, but is expected to occur in mid-1998. In connection with this legal proceeding, the Company expects to incur substantial legal and other expenses.

     As originally filed with the ITC, the Company's complaint also identified as proposed respondents: United Microelectronics Corporation ("UMC"); Lite-On Group; Lite-On Technology Corp.; Behavior Tech Computer Corp.; and Behavior Tech Computer (USA) Corp. The Company and UMC entered into a settlement agreement, effective July 31, 1997, pursuant to which UMC agreed to cease and desist manufacture of its specified CD-ROM controllers, except under certain limited conditions which expire on January 31, 1998. The settlement agreement additionally provided for the withdrawal of the Company's ITC complaint against UMC and the above-named Lite-On and Behavior Tech companies.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company has paid no cash dividends on its Common Stock since its incorporation and anticipates that for the foreseeable future it will continue to retain any earnings for use in its business. In addition, the Company's bank arrangements currently prohibit the Company from issuing cash dividends.

     The Company's Common Stock commenced trading on the Nasdaq National Market on February 14, 1995 under the symbol OAKT. The following table indicates the range of the high and low closing prices as reported by Nasdaq.

                                                           High         Low
                                                       -----------  -----------
FISCAL 1995
   Third Quarter (commencing February 14, 1995). . .    $  15-5/8    $  10-1/4
   Fourth Quarter. . . . . . . . . . . . . . . . . .    $  19-1/4    $  11-7/8

FISCAL 1996
   First Quarter . . . . . . . . . . . . . . . . . .    $  23-5/8    $  18-1/4
   Second Quarter. . . . . . . . . . . . . . . . . .    $  29-1/8    $  17-1/2
   Third Quarter . . . . . . . . . . . . . . . . . .    $  30        $  17-1/2
   Fourth Quarter. . . . . . . . . . . . . . . . . .    $  22-3/4    $  8-7/8

FISCAL 1997
   First Quarter . . . . . . . . . . . . . . . . . .    $  11        $  5-1/2
   Second Quarter. . . . . . . . . . . . . . . . . .    $  13-3/4    $  8-11/16
   Third Quarter . . . . . . . . . . . . . . . . . .    $  14-9/16   $  9-1/2
   Fourth Quarter. . . . . . . . . . . . . . . . . .    $  10-1/2    $  7-9/16

FISCAL 1998
   First Quarter (through August 29, 1997) . . . . .    $  12        $  9-5/16

     On August 29, 1997, the closing price of the Common Stock on the Nasdaq National Market was $10 7/8 per share. As of August 29, 1997, there were 330 holders of record of the Common Stock of the Company.

     Pursuant to a shareholder rights plan, adopted in August 1997, the Company distributed one right per share of common stock which becomes exercisable in certain events involving the acquisition of 15% or more of Oak common stock. Upon the occurrence of such an event, each right entitles its holder to purchase for $60.00 the economic equivalent of common stock of Oak or, in certain circumstances, of the acquirer, worth twice as much. In connection with the plan, 400,000 shares of preferred stock were reserved for issuance. The rights expire on August 19, 2007.

     All share and per share information in this Annual Report on Form 10-K give effect to a two-for-one split of the Company's Common Stock, which was effected on March 28, 1996.

ITEM 6.   SELECTED FINANCIAL DATA

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES



                                               SELECTED FINANCIAL DATA
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Year Ended June 30,
                                             ----------------------------------------------------------------------
                                                1997           1996           1995           1994           1993
                                             ----------     ----------     ----------     ----------     ----------

STATEMENT OF OPERATIONS DATA:
Net revenues (1) . . . . . . . . . . . .     $  167,395     $  247,984     $  110,982     $   42,562     $   30,058
Gross profit . . . . . . . . . . . . . .         94,181        109,485         54,616         16,572          4,524
Operating income (loss). . . . . . . . .         32,848         57,147         29,440          4,200         (5,324)
Net income (loss). . . . . . . . . . . .     $   23,719     $   37,133     $   21,222     $    3,823     $    5,425)
Net income (loss) per share. . . . . . .     $     0.55     $     0.87     $     0.67     $     0.15     $    (0.55)
Shares used in per share
   calculations (2). . . . . . . . . . .         42,757         42,614         31,474         25,756          9,940


                                                                             As of June 30,
                                             ----------------------------------------------------------------------
                                                1997           1996           1995           1994           1993
                                             ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA:
Cash, cash equivalents and
     short-term investments. . . . . . .     $  145,269     $  113,284     $  150,943     $    3,738     $    2,606
Working capital. . . . . . . . . . . . .        168,168        134,686        156,258          7,723          1,224
Total assets . . . . . . . . . . . . . .        287,595        256,308        193,953         27,413         15,864
Long-term debt, excluding
     current portion . . . . . . . . . .          2,496          2,858          2,227          1,950          2,106
Total stockholders' equity . . . . . . .     $  238,697     $  210,827     $  162,643     $   11,736     $    3,449


(1) Net revenues include nonrefundable technology license fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

SELECTED QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          Three Months Ended
                             -------------------------------------------------------------------------------------------------------
                               June 30,      Mar. 31,      Dec. 31,     Sept. 30,      June 30,      Mar. 31,   Dec. 31,   Sept. 30,
                                 1997          1997          1996         1996           1996          1996       1995       1995
                             -----------   ----------    -----------   -----------   ------------   ---------  ----------  ---------
Net revenues (1) . . . . . . $  50,224     $  50,634     $  47,611     $  18,926     $  19,418      $  88,359  $  83,735    $ 56,472
Gross profit (deficit) . . .    25,280        27,805(3)     32,386(4)      8,710(5)    (15,059)(6)     48,395     44,813      31,336
Operating income (loss). . .     3,553(8)     13,533        19,439        (3,677)      (27,424)        35,524     27,355(7)   21,692
Net income (loss). . . . . . $   2,644     $   9,540     $  13,188     $  (1,653)    $ (16,500)     $  22,183  $  18,217    $ 13,233
Net income (loss)
     per share (2) . . . . . $   (0.06)    $    0.22     $    0.31     $   (0.04)    $   (0.41)     $    0.52  $    0.43    $   0.31
Shares used in per share
     calculations (2). . . .    42,347        42,801        42,701        40,297        40,100         42,755     42,694      42,682


(1) Net revenues include nonrefundable technology license fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

(3) Gross profit in the third quarter of fiscal 1997 includes the impact of adjustments of approximately $5.1 million to cost of revenues associated with the sale of products which had been fully reserved in prior periods. See Note 3 and Note 7 of Notes to Consolidated Financial Statements.

(4) Gross profit in the second quarter of fiscal 1997 includes the impact of adjustments of approximately $13.0 million to cost of revenues associated with the sale of products which had been fully reserved in prior periods as well as favorable manufacturing cost adjustments of $1.5 million related to foundry agreements. See Note 3 and Note 7 of Notes to Consolidated Financial Statements.

(5) Gross profit in the first quarter of fiscal 1997 includes the impact of adjustments of approximately $0.6 million to cost of revenues associated with the sale of products which had been fully reserved in prior periods as well as favorable manufacturing cost adjustments of $1.5 million related to foundry agreements. See Note 3 and Note 7 of Notes to Consolidated Financial Statements.

(6) Gross (deficit) in the fourth quarter of fiscal 1996 includes inventory-related charges of $24.0 million to cost of sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements.

(7) Operating income in the second quarter of fiscal 1996 includes a charge for in-process research and development related to the acquisition of Pixel Magic. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of Notes to Consolidated Financial Statements.

(8) Operating income for the fourth quarter of fiscal 1997 includes the impact of a $5.0 million compensation related expense to the contingent amount associated with the acquisition of Pixel Magic, Inc. as described in Note 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (I) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY BE SUBJECT TO FURTHER ADJUSTMENT, (II) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS,
(III) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY, (IV) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (V) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR THE ENTRY OF NEW COMPETITORS INTO THE COMPANY'S MARKETS, (VI) THE COMPANY'S ABILITY TO DIVERSIFY ITS PRODUCT AND MARKET BASE BY DEVELOPING AND INTRODUCING NEW PRODUCTS WITHIN DESIGNATED MARKET WINDOWS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (VII) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS, (VIII) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (IX) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE LICENSES OF THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (X) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS,
(XI) DEPENDENCE ON KEY PERSONNEL, (XII) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (XIII) DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS, (XIV) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (XV) ABILITY OF THE COMPANY TO MAINTAIN ADEQUATE PRICE LEVELS AND MARGINS WITH RESPECT TO ITS PRODUCTS, (XVI) MANAGEMENT OF CHANGING OPERATIONS RELATED TO THE COMPANY'S ATTEMPT TO DIVERSIFY ITS PRODUCT AND MARKET BASE, (XVII) RISKS RELATED TO PRODUCT DEFECTS, (XVIII) THE ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND (XIX) OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     The Company designs, develops and markets high performance integrated semiconductors and related software to original equipment manufacturers worldwide that serve the PC, consumer electronics and digital office equipment markets. The Company provides semiconductor products for these markets by leveraging its expertise in five core technologies: optical storage, MPEG imaging, video/graphics, audio/communications and digital imaging. The Company's products typically consist of hardware, firmware and software to provide a complete solution for customers.

     The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Except as described in the paragraphs below, the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price.

     In June and November 1995, the Company entered into agreements with TSMC and Chartered to obtain certain additional wafer capacity through the year 2001 (see Note 7 of Notes to Consolidated Financial Statements). The agreements call for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers. The price of such wafers will be determined in the future periods in which specific orders are actually placed. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of the deposits may be forfeited.

     In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of approximately $73 million of the Company's future wafer purchases required under the original agreement. Under the amended agreement, no additional prepayment is required; however, the Company must utilize the entire amount of the prepayment paid to date through a certain committed amount of wafer purchases in the years 1997, 1998, and 1999 or the prepayment will be forfeited.

     In September 1996 and April 1997, the Company amended its agreement with Chartered. The amendments resulted in a reduction of the Company's future wafer purchase commitments and the elimination of required future cash deposits under the original agreement of approximately $36 million. Under the amended agreement, the required future cash deposits of approximately $36 million could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

     The Company recorded $3.0 million in cost of sales during fiscal 1996 associated with manufacturing cost adjustments related to its wafer foundry agreements as a result of lower forecasted capacity usage during the calendar year ending December 31, 1996. The execution of these amendments reduced the Company's wafer purchase commitments during the remainder of calendar 1996 and thereafter and resulted in a favorable manufacturing cost adjustment recorded to cost of revenues of $1.5 million during each of the quarters ended December 31, 1996 and September 30, 1996 based on an estimate of the wafers purchased during those quarters. The remaining deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $34.2 million as of June 30, 1997. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements.

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining ASPs and rapid product obsolescence. In addition, a limited number of customers have historically accounted for a substantial portion of the Company's net revenues. In fiscal 1997, 1996 and 1995, sales to the Company's top ten customers accounted for approximately 78%, 80% and 76%, respectively, of the Company's net revenues.
The Company is also heavily dependent on the market for CD-ROM controller products. In fiscal 1997, 1996 and 1995, the Company's CD-ROM controller products accounted for 84%, 91% and 74%, respectively, of net revenues. The Company expects that, for the foreseeable future, its CD-ROM controller products will account for a substantial majority of its net revenues. Any decrease in the demand for such products or the loss of one or more key customers would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, in fiscal 1997, 1996 and 1995, 96%, 98% and 93%, respectively, of net revenues were derived from international sales. A substantial portion of the Company's international revenues in fiscal 1997, 1996 and 1995 were derived from Japanese, Taiwanese, Korean and Singapore manufacturers of CD-ROM drives. The Company's international sales are subject to a number of risks, including the effect of currency fluctuations, state-imposed restrictions on repatriation of funds and import and export duties and restrictions. There can be no assurance that such risks will not have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated:

                                                             June 30,
                                                   ---------------------------
                                                     1997      1996      1995
                                                   --------   -------   ------
Net revenues . . . . . . . . . . . . . . . . . .     100.0%    100.0%    100.0%
Cost of revenues . . . . . . . . . . . . . . . .      43.7      55.8      50.8
                                                   --------   -------   ------
  Gross margin . . . . . . . . . . . . . . . . .      56.3      44.2      49.2
Research and development expenses. . . . . . . .      20.7      12.4      13.2
Selling, general and administrative expenses . .      12.9       6.8       9.5
Acquisition-related charges. . . . . . . . . . .       3.0       2.0         -
                                                   --------   -------   ------
  Operating income . . . . . . . . . . . . . . .      19.7      23.0      26.5
Nonoperating income, net . . . . . . . . . . . .       3.2       2.5       1.5
                                                   --------   -------   ------
  Income before income taxes . . . . . . . . . .      22.9      25.5      28.0
Income taxes . . . . . . . . . . . . . . . . . .       8.7      10.5       8.9
                                                   --------   -------   ------
  Net income . . . . . . . . . . . . . . . . . .      14.2%     15.0%     19.1%
                                                   --------   -------   ------
                                                   --------   -------   ------
FISCAL 1997 COMPARED TO FISCAL 1996

     NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from product sales. Net revenues decreased 32% to $167.4 million in fiscal 1997 from $248.0 million in fiscal 1996. This decrease was primarily attributable to a reduction in the unit sales and average selling prices of CD-ROM controllers in fiscal 1997 compared to fiscal 1996. The decrease in unit sales resulted from the Company receiving substantially fewer orders for its CD-ROM controller products in fiscal 1997 than in fiscal 1996. The Company believes the decline in orders is primarily attributable to a change in the ordering patterns of CD-ROM drive manufacturers and the continued maturation of the CD-ROM industry. (See "Factors That May Affect Future Results" below.) International sales, principally to Japan, Taiwan, Korea and Singapore accounted for approximately 96% and 98% of the Company's net revenues in fiscal 1997 and fiscal 1996, respectively. Sales of the Company's CD-ROM controller products accounted for 84% and 91% of net revenues in fiscal 1997 and fiscal 1996, respectively. The Company expects that international sales of its CD-ROM controller products will continue to represent a substantial majority of its net revenues for the foreseeable future. Included in net revenues for fiscal 1997 and fiscal 1996 were $0.2 million and $3.0 million, respectively of nonrefundable technology license fees.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 56.3% in fiscal 1997 from 44.2%
in fiscal 1996. This increase in gross margin is primarily the result of adjustments of approximately $18.7 million to cost of revenues associated with the sale of products which had been fully reserved in prior periods as well as manufacturing cost adjustments of $3.0 million related to foundry agreements. Additionally, fiscal 1996 gross margins were reduced as a result of inventory-related charges to cost of sales of $24.0 million. Excluding the impact of these adjustments, gross margin for fiscal 1997 and 1996 would have been approximately 43.3% and 53.8%, respectively. This adjusted gross margin decreased from the comparable period in fiscal 1996 primarily as a result of a decrease in ASPs of the Company's CD-ROM controller products that was not offset by a comparable decrease in product costs. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. A decline in ASPs that is not offset by a reduction in production costs or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially and adversely affect the Company's operating results. In addition, the Company believes that gross margins for new products will be lower than historical levels and that, as a result, gross margins in general will decline in the future.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are all expensed as incurred. Research and development expenses increased 12.8% to $34.7 million in fiscal 1997 from $30.7 million in fiscal 1996. This increase was principally the result of the hiring of additional personnel and associated expenses. Research and development expenses increased as a percentage of net revenues to 20.7% in fiscal 1997 from 12.4% in fiscal 1996 due primarily to the decrease in the Company's net revenues. The Company will continue to invest substantial resources in research and development, including hiring additional technical personnel, in an effort to maintain its technological leadership in the CD-ROM controller market and to diversify its product development in its other core technologies: video/graphics, MPEG imaging, audio/communications, and digital imaging. As a result, the Company expects to incur higher research and development expenses in absolute dollars in fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 29.1% to $21.7 million in fiscal 1997 from $16.8 million in fiscal 1996. This increase was primarily the result of the hiring of additional personnel and associated expenses. Selling, general and administrative expenses increased as a percentage of net revenues to 12.9% in fiscal 1997 from 6.8% in fiscal 1996, due primarily to the decrease in the Company's net revenues. As a result of continuing efforts to develop the Company's infrastructure and hire additional senior management personnel, the Company expects to incur higher administrative expenses in absolute dollars in fiscal 1998.

     ACQUISITION-RELATED CHARGES. In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million was contingent upon the achievement of certain performance criteria over a three-year period. Approximately
$4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in fiscal 1996. In June 1997, the Company waived certain of the performance criteria and agreed to pay the contingent amount of $5.0 million in two installments during calendar 1998. The first payment of $3.0 million is due in January 1998 and the second payment of $2.0 million is due in December 1998. As a result of this agreement and because the contingent earnout was based, in part, on the continued employment of the former shareholder/employees of Pixel Magic, Inc., the Company recorded a compensation charge of $5.0 million in the quarter ended June 30, 1997.

     NONOPERATING INCOME, NET. Nonoperating income, net consisted primarily of net interest income in fiscal 1997. Nonoperating income, net was $5.4 million in fiscal 1997 and $6.0 million in fiscal 1996. The decrease is primarily the result of lower net interest income in fiscal 1997 compared to fiscal 1996.

     INCOME TAXES. The Company's effective tax rate was 38.0% and 41.2% in fiscal 1997 and 1996, respectively. The lower tax rate in 1997 was primarily attributable to the effect of the reinstated research and development tax credit on fiscal 1997 results as well as a geographical shift in the sources of taxable income in fiscal 1997. See Note 6 of Notes to Consolidated Financial Statements.

FISCAL 1996 COMPARED TO FISCAL 1995

     NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from product sales. Net revenues increased 123% to $248.0 million in fiscal 1996 from $111.0 million in fiscal 1995. This increase was primarily attributable to growth in unit sales of CD-ROM controllers. International sales, principally to Japan, Singapore and Taiwan, accounted for approximately 98% and 93% of the Company's net revenues in fiscal 1996 and fiscal 1995, respectively. Sales of the Company's CD-ROM controller products accounted for 91% and 74% of net revenues in fiscal 1996 and fiscal 1995, respectively. Included in net revenues for fiscal 1996 and fiscal 1995 were $3.0 million and $1.3 million, respectively of nonrefundable technology license fees.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 44.2% in fiscal 1996 from 49.2% in fiscal 1995. This decrease in gross margin is primarily the result of inventory-related charges to cost of sales of

$24.0 million during the fourth quarter of fiscal 1996, partially offset by an increase in margin from CD-ROM controller sales during fiscal 1996. In both fiscal 1996 and 1995, the Company's gross margin was also favorably affected by nonrefundable technology license fee revenues, which had no associated cost of revenues. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are all expensed as incurred. Research and development expenses increased 110% to $30.7 million in fiscal 1996 from $14.6 million in fiscal 1995. This increase was principally the result of the hiring of additional personnel and associated expenses. Research and development expenses decreased as a percentage of net revenues to 12.4% in fiscal 1996 from 13.2% in fiscal 1995 due primarily to rapid growth in the Company's net revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 59% to $16.8 million in fiscal 1996 from $10.5 million in fiscal 1995. This increase was primarily the result of the hiring of additional personnel and associated expenses. Selling, general and administrative expenses decreased as a percentage of net revenues to 6.8% in fiscal 1996 from 9.5% in fiscal 1995, due primarily to rapid growth in the Company's net revenues.

     ACQUISITION-RELATED CHARGES. In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million was paid up front and $5.0 million was contingent upon the achievement of certain performance criteria over a three-year period. Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in fiscal 1996.

     NONOPERATING INCOME, NET. Nonoperating income, net consisted primarily of net interest income in fiscal 1996. Nonoperating income, net was $6.0 million in fiscal 1996 and $1.7 million in fiscal 1995.

     INCOME TAXES. The Company's effective tax rate was 41.2% and 31.7% in fiscal 1996 and 1995, respectively. The higher tax rate in 1996 was primarily attributable to an increase in income before tax in fiscal 1996 and the full utilization of the Company's federal net operating loss carryforwards by the middle of fiscal 1995. See Note 6 of Notes to Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors should be carefully considered in evaluating the Company and its business.

     The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, the cyclical nature of both the semiconductor industry, the market for PCs and the markets addressed by the Company's products, seasonal customer demand, the Company's ability to diversify its product offerings, the competitiveness of the Company's customers, the timing of significant orders, significant increases in expenses associated with the expansion of operations and development of the Company's support infrastructure, and changes in pricing policies by the Company, its competitors or its suppliers, including decreases in ASPs of the Company's products. In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any adverse judgment in, the Company's ongoing shareholder legal proceedings. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or by order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

     The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity for the next several years, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled, or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected.

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

     The Company and various of its current and former officers and Directors are parties to certain legal proceedings. See "Legal Proceedings." All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements. In connection with these legal proceedings, the Company has incurred, and expects to continue to incur, substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASP's and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. The Company is currently attempting to enter several new markets in which the Company has not previously operated. These markets are intensely competitive and the Company will have to compete with large domestic and international companies that have long standing relationships with the Company's target customers. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, particularly the PC market and the consumer electronics market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, the Company anticipates that ASPs on its products will decline. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating results will be materially adversely affected. In addition, if the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, the result would be a material adverse effect on the Company's business, financial condition and operating results.

     The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. Currently, the Company's financial performance is dependent upon the Company's level of success in the CD-ROM controller market. In an effort to diversify its product and market base, the Company has invested substantial resources in optical storage as well as in its other core technologies: video/graphics, MPEG imaging, audio/communications, and digital imaging. There can be no assurance that products currently under development in these core technologies or any other new products will be successfully developed or will achieve market acceptance, thereby affecting the Company's ability to achieve diversification of its product and market bases. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, securing sufficient foundry capacity for volume manufacturing of wafers, quality of new products and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts or the failure of the Company to achieve market acceptance of its new products would have a material adverse effect on the Company's business, financial condition and operating results.

     The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has three patents granted, fourteen patents pending, seventeen patents in preparation in the United States, and two international patents pending. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. In fiscal 1997, the Company filed a complaint with the International Trade Commission ("ITC") against certain Asian manufacturers of optical storage controller devices based on the Company's belief that such devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing such infringing CD-ROM controllers. (See "Legal Proceedings"). There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its foundries may from time to time be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the
validity of the Company's proprietary rights.   The Company recently initiated
such litigation by filing a complaint with the International Trade Commission. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company has a limited portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company, or its customers, and a license is not made available to the Company on commercially reasonable terms, or if the Company is required to pay substantial damages or awards, the Company's business, financial condition and operating results would be materially adversely affected.

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

     Certain technology used in the Company's products is licensed from third parties. Some of the Company's products, particularly those targeted for the DVD market, require certain types of copy protection software that the Company must license from third parties. There can be no assurance that such licenses, or licenses of other third party technology, will be available on terms acceptable to the Company, if at all. The inability of the Company to enter into such license arrangements on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Certain of the Company's foundry agreements require up-front, nonrefundable prepayments or deposits and these fixed costs could affect the Company's operating margins if the Company is unable to utilize the minimum number of wafers required under the agreements. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. The Company has recently experienced a decrease in the supply of available foundry capacity which in turn has created an increase in the lead time required to manufacture the Company's products. If the Company is unsuccessful in getting its customers to place orders on a longer lead time, the Company may be unable to fulfill customer demand. The loss of any of these foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products, which could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

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

     Sales of the Company's CD-ROM controller products comprised 84%, 91% and 74% of the Company's net revenues in fiscal 1997, 1996 and 1995, respectively. Sales of CD-ROM controller products are expected to continue to account for a substantial portion of the Company's total revenues for the foreseeable future. The Company expects that as the market for CD-ROM controller products matures or becomes obsolete due to the introduction of DVD-ROM products, sales of such products will decline. Although the Company is currently pursuing the development of optical storage semiconductors for use in DVD-ROM drives, there can be no assurance that the Company will have a DVD-ROM product, that such product will be available within an acceptable market window, or that such product will be able to sustain the current level of optical storage product sales. In addition, there can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future. Any decrease in the overall level of sales of, or the prices for, the Company's CD-ROM controller products, due to introductions of products by present or future competitors, a decline in demand for CD-ROM controller products, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has recently introduced several new products in its attempt to diversify its product and market base, there can be no assurance that these products will be successfully designed in and brought to production or that the Company's customer's products will be accepted in the marketplace.

     During fiscal 1997, 1996 and 1995, 96%, 98% and 93%, respectively, of the Company's net revenues were derived from international sales. A substantial portion of the Company's international revenues in fiscal 1997, 1996 and 1995 were derived from Japanese, Taiwanese, Korean and Singapore manufacturers of CD-ROM drives. Accordingly, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Most of the Company's foreign sales are negotiated in U.S. dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or operating results or require the Company to modify its current business practices.

     A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In fiscal 1997, 1996 and 1995, sales to the Company's top ten customers accounted for approximately 78%, 80% and 76%, respectively, of the Company's net revenues. These customers were all purchasers of the Company's CD-ROM product. In fiscal 1997, Mitsumi accounted for 14% and LG Electronics accounted for 13%. In fiscal 1996, Mitsumi accounted for 26%, Kanematsu accounted for 19% and NEC accounted for 13% of the Company's net revenues. Kanematsu, a Japanese trading company, purchases product from the Company and resells the product to Japanese manufacturers. In fiscal 1995, Mitsumi accounted for 29% and Kanematsu accounted for 13% of the Company's net revenues. Although the Company is currently attempting to diversify its products, markets, and customer base, the Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. For example, Mitsumi has only been a significant customer of the Company since fiscal 1994. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers such as Mitsumi or LG Electronics would have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions.

     The Company's future performance depends, to a significant degree, on the continued retention and contribution of members of the Company's senior management as well as other key personnel. The Company is in the process of recruiting additional senior managers and technical personnel. Competition for these persons is intense and there can be no assurance that the Company will be able to attract and retain qualified senior managers and technical personnel.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of June 30, 1997 consisted of approximately $145.3 million in cash, cash equivalents and short-term investments. The Company also has approximately $12.6 million in lines of letters of credit with Taiwanese financial institutions, of which $12.5 million was available at June 30, 1997. Additionally, approximately $25.0 million in lines of credit exist with Japanese financial institutions, of which approximately $18.0 million was available at June 30, 1997.

     In fiscal 1997, operating activities provided net cash of approximately $65.4 million. This cash resulted primarily from net income of approximately $23.7 million, utilization of foundry deposits of $11.0 million, an increase in accounts payable and accrued expenses of $10.3 million, and an increase in deferred income taxes of $9.4 million. Investing activities utilized cash of approximately $24.1 million primarily due to an investment in a foundry joint venture of $25.9 million, additions to property, plant and equipment of $6.9 million, partially offset by net cash provided from short-term investments of $10.7 million. In fiscal 1996, the Company's operating activities provided net cash of approximately $30.7 million. This cash resulted primarily from net income of approximately $37.1 million. Approximately $12.7 million in cash was used to finance additions to property and equipment. In fiscal 1995, the Company's operating activities provided net cash of approximately $22.5 million. This cash resulted primarily from net income of approximately $21.2 million. Approximately $4.2 million in cash was used to finance additions to property and equipment.

     The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. Capital expenditures for fiscal 1998 are anticipated to be approximately $16.0 million. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

     In June and November 1995, the Company entered into agreements with TSMC and Chartered to obtain certain additional wafer capacity through the year 2001 (see Note 7 of Notes to Consolidated Financial Statements).

The agreements call for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers. The price of such wafers will be determined in the future periods in which specific orders are actually placed. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of the deposits may be forfeited.

     In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of approximately $73 million of the Company's future wafer purchases required under the original agreement. Under the amended agreement, no additional prepayment is required; however, the Company must utilize the entire amount of the prepayment paid to date through a certain committed amount of wafer purchases in the years 1997, 1998, and 1999 or the prepayment will be forfeited.

     In September 1996 and April 1997, the Company amended its agreement with Chartered. The amendments resulted in a reduction of the Company's future wafer purchase commitments and the elimination of required future cash deposits under the original agreement of approximately $36 million. Under the amended agreement, the required future cash deposits of approximately $36 million could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

     The Company recorded $3.0 million in cost of sales during fiscal 1996 associated with manufacturing cost adjustments related to its wafer foundry agreements as a result of lower forecasted capacity usage during the calendar year ending December 31, 1996. The execution of these amendments reduced the Company's wafer purchase commitments during the remainder of calendar 1996 and thereafter and resulted in a favorable manufacturing cost adjustment recorded to cost of revenues of $3.0 million. The remaining deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $34.2 million as of June 30, 1997. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements.

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation "UICC", for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company has agreed to invest approximately $60 million for a 10% equity position in the venture. In January 1996, the Company made an initial payment of $13.7 million, and in January 1997, the Company made a second payment of $25.9 million due under this agreement. The final payment of $15.0 million under this agreement is due in fiscal 1998. As an investor in this venture, the Company will have rights to a portion of the total wafer capacity for the manufacture of its proprietary products. However, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future. See Note 7 of Notes to Consolidated Financial Statements.

     In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million was contingent upon the achievement of certain performance criteria over a three-year period. Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in fiscal 1996. In June 1997, the Company waived certain of the performance criteria and agreed to pay the contingent amount of $5.0 million in two installments during calendar 1998. The first payment of $3.0 million is due in January 1998 and the second payment of $2.0 million is due in December 1998. As a result of this agreement and because the contingent earnout was based, in part, on the continued employment of the former shareholder/employees of Pixel Magic, Inc., the Company recorded a compensation charge of $5.0 million in the quarter ended June 30, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of August 31, 1997, the Directors of the Company, and the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name                   Age  Position
----                   ---  --------

David D. Tsang         55   Chairman of the Board of Directors, President and
                            Chief Executive Officer

Sidney S. Faulkner     44   Vice President, Finance, Chief Financial Officer and
                            Secretary

Kenji Fujimoto         48   Vice President of Oak, General Manager, Oak
                            Technology, K.K.

Abel S. Lo             47   Vice President of Oak, General Manager, Oak
                            Technology, Taiwan

Ben T. Taniguchi       66   Vice President of Sales

Mou Hsin Yang, Ph.D.   51   Vice President of Operations

Aydin Koc              46   Vice President, Optical Storage Business Unit

Paul Vroomen           40   Vice President, Strategic Marketing

Ta-Lin Hsu, Ph.D.      54   Director

Timothy Tomlinson      47   Director

Richard B. Black       64   Director

     Mr. Tsang has been President and Chief Executive Officer of the Company since he founded the Company in July 1987 and a Director of the Company since October 1987. He has also served as Chairman of the Board of Directors of the Company since January 1991. Mr. Tsang has also held the positions of Chief Financial Officer from July 1987 to March 1993 and Secretary of the Company from July 1987 to December 1994. He also is a Director of Quality Semiconductor, Inc. and Enable Semiconductor, Inc., both developers of semiconductor products and ASE Test, a semiconductor assembly and testing company. Prior to joining Oak, Mr. Tsang was the founder and served in various positions including President, Chief Executive Officer and Chairman of Data Technology Corp., a manufacturer of disk controllers and high density disk drives, from 1979 to 1987, and co-founded Xebec, a manufacturer of disk controllers, where he was employed from 1974 to 1979. Mr. Tsang holds a B.S.E.E. degree in electrical engineering from Brigham Young University and an M.S. degree in electrical engineering from the Santa Clara University.

     Mr. Faulkner joined the Company as Corporate Controller in February 1991 and has served as Chief Financial Officer since March 1993. Mr. Faulkner has also held the position of Vice President, Finance since July 1994 and Secretary since December 1994. Prior to joining Oak, Mr. Faulkner was a private consultant from May 1990 to January 1991 and was Director of Quality of Falco Data Products, a computer hardware company, from 1985 to April 1990.
Mr. Faulkner has also held various accounting positions with Eaton Corp. and Cordis Dow Corporation. Mr. Faulkner holds a B.S.B.A. degree in accounting from the University of Florida.

     Mr. Fujimoto has been General Manager, Oak Technology, K.K., the Company's Japanese subsidiary, since joining the Company in February 1991 and became a Vice President of Oak in April 1995. He has also been a Director of EDEE, a technology development company in Japan, since September 1993. Prior to joining Oak, Mr. Fujimoto served as Senior Manager, Marketing and Applications of AMD Japan from 1976 to January 1991. He holds a B.S. degree in electrical engineering from the University of Electrocommunications (Japan).

     Mr. Lo joined the Company as Engineering Design Manager in 1987. He has been General Manager, Oak Technology, Taiwan since 1989 and became a Vice President of Oak in April 1995. Prior to joining Oak, he was Software Manager at Convergent Technologies, a computer system manufacturer, from June 1986 to May 1987, and Software Manager at the Systems Division of ITT Corp. from May 1985 to June 1986. Mr. Lo holds a B.S. degree in electrical engineering from Seattle University, an M.S. degree in electrical engineering from the University of Washington and an M.S. degree in computer science from Rensselaer Polytechnic Institute.

     Mr. Taniguchi joined the Company as Director, Optical Storage Business Unit in January 1995 and has served as Vice President of Sales since July 1996.
Prior to joining Oak, he was Western Regional Sales Manager for Standard Microsystems Corporation, a manufacturer of network interface boards and components, from March 1994 to January 1995; Vice President and General Manager of Ultrastor Corporation, a manufacturer of SCSI host adapters and disk array controllers, from August 1993 to March 1994, and Regional Sales Director for Kenteck Information Systems, a manufacturer of laser printers, from August 1991 until August 1993. From November 1990 to August 1991, he was Vice President, Sales and Marketing for Cornerstone Imaging, and from 1986 to November 1990 he was Vice President, Sales and Marketing of Data Technology Corp., a manufacturer of disk controllers and high density disk drives. Mr. Taniguchi holds a B.S. degree in applied physics from the University of California, Los Angeles.

     Dr. Yang joined the Company as Director of IC Development in 1987, served as the Company's Director of Operations from January 1995 until April 1995 and has been Vice President of Operations since April 1995. Mr. Yang holds a B.S.E.E. degree from National Chiao Tung University, Hsinchu, Taiwan and a M.S.E.E. degree and a Ph.D. in electrical engineering from Washington University, St. Louis, Missouri.

     Mr. Koc joined the Company as Vice President and General Manager of the Optical Storage Business Unit in September 1996. Prior to joining the Company, Mr. Koc spent nine years at LSI Logic Corporation, most recently as Director of ASIC marketing. Mr. Koc holds both a B.S.E.E. and an M.S.E.E. from Middle East Technical University as well as an M.B.A. from Stanford University.

     Mr. Vroomen joined the Company as Vice President, Strategic Marketing in September 1997. From May 1996 to June 1997, Mr. Vroomen was Vice President and General Manager of the Consumer Digital Entertainment business unit at VLSI Technology, Inc. From November 1994 to April 1996, Mr. Vroomen was Vice President, Sales & Marketing at Array Microsystems, Inc., a developer of codec chips for digital video applications and from April 1989 to November 1994, Mr. Vroomen was at Zilog, Inc. where he was Vice President of the Computer Peripherals business unit. He holds an M.S.E.E. from the Philips International Institute in Eindhoven, the Netherlands, and a Managerial Advancement Program diploma from the University of the Witwatersrand Graduate School of Business in Johannesburg, South Africa.

     Dr. Hsu has been a Director of the Company since January 1991. He has been employed by H&Q Asia Pacific, the parent company of H&Q Taiwan Co., Ltd., since February 1985, most recently as Chairman. He is also a Director of Enable Semiconductor, Inc., Headway Technologies, ASE Technology Corporation, Behavior Tech Computer Corporation and AimQuest Corporation. Dr. Hsu holds a B.S. degree in physics from National Taiwan University, an M.S. degree in electrophysics from Polytechnic Institute of Brooklyn and a Ph.D. in electrical engineering from the University of California, Berkeley.

     Mr. Tomlinson has been a Director of the Company since June 1988. He has been a partner of Tomlinson Zisko Morosoli & Maser LLP, a law firm, since 1983. Mr. Tomlinson is also a Director of Portola Packaging, Inc., a manufacturer of tamper evident closures and related equipment. Mr. Tomlinson holds a B.A. degree in economics, an M.B.A. and a J.D. from Stanford University.

     Mr. Black has been a Director of the Company since November 1992 and was also a Director from December 1989 to January 1991. He has been the Chairman of the Board of Directors of ECRM Incorporated, an electronic publishing equipment manufacturer, since 1983 and a general partner of KBA Partners, L.P., an investment company, since 1987. Mr. Black holds a B.S. degree in civil engineering from Texas A&M University and an M.B.A. from Harvard University.

     The information required by Item 11 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the Caption "Executive Compensation And Other Matters."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Stock Ownership of Certain Beneficial Holders and Management" in the Proxy Statement.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                           GLOSSARY OF TECHNICAL TERMS

BIOS: BASIC INPUT/OUTPUT SYSTEM. The software interface layer between the system hardware and the operating system on a PC.

CD-R: COMPACT DISC RECORDABLE. CD-R drives are an extension of optical storage technology that use one-time CD-Recordable discs (as opposed to CD-ROM discs which are read-only).

CD-ReWritable: CD-based drives which use special recordable and rewritable compact discs.

CD-ROM: COMPACT DISC READ-ONLY MEMORY. A popular high-density storage media for digital data of all kinds, including graphics, text, video and sound.

DAA: DATA ACCESS ARRANGEMENT. Provides interface and isolation barrier between modem and phone line.

DCC: DISPLAY CONTROL COMMAND. Information that determines a pictures appearance (colors, contrast, sub-picture screen position, etc.)

DRAM: DYNAMIC RANDOM ACCESS MEMORY. Refers to memory in a PC that stores portions of active applications and data for fast access.

DSI: DATA SEARCH INFORMATION. a feature that makes it possible to search for data while maintaining seamless playback of video.

DVD: DIGITAL VERSATILE DISC OR DIGITAL VIDEO DISC. A new industry standard which provides much higher levels of data (video, audio, graphics) to be stored on discs the same size as standard audio or CD-ROM discs.

EDO Memory: EXTENDED DATA-OUT MEMORY. A type of memory used in PCs offering higher performance than standard DRAM.

G3/G4: International fax compression standards.

GUI: GRAPHICAL USER INTERFACE. A visually descriptive computer interface with icons and windows such as Microsoft Windows (as opposed to a text-based interface like DOS) that allows users to perform various tasks on a computer in a point-and-click environment.

HLI: HIGHLIGHT INFORMATION. A feature that enables users to scroll through a menu bar and highlight an item of choice.

IDE/ATAPI: INTEGRATED DRIVE ELECTRONICS/AT ATTACHMENT PACKET INTERFACE. A dominant PC industry-standard CD-ROM drive interface.

JPEG: JOINT PHOTOGRAPHIC EXPERTS GROUP. A working committee under the guidance of the ISO that is attempting to define a proposed universal standard for the digital compression and decompression of still images for use in computer systems.

Kbps: THOUSANDS OF BITS PER SECOND. A standard for describing the speed of information over transmission lines such as phone lines.

MPEG: MOTION PICTURE EXPERTS GROUP. MPEG-1 and MPEG-2 are standards for the compression and decompression of video and audio data.

OEM:  ORIGINAL EQUIPMENT MANUFACTURER.

OSD: ON-SCREEN DISPLAY. A feature that allows text and graphics to be overlaid on full-motion video.

PCI: PERIPHERAL CONNECT INTERFACE. An industry standard architecture for connecting devices to a PC.

PCI:  PRESENTATION CONTROL INFORMATION.   Information concerning the timing and
presentation of a program.

PCM:  PULSE CODE MODULATION.   A method of encoding information in a signal by
varying the amplitude of pulses.

RAMDAC: RANDOM ACCESS MEMORY DIGITAL-TO-ANALOG CONVERTER. A device typically integrated as part of a graphics accelerator which converts the graphics information for display to a monitor.

SGRAM: SYNCHRONOUS GRAPHICS RANDOM ACCESS MEMORY. A type of memory specifically used in graphics subsystems offering higher performance than EDO memory and standard DRAM.

3D: THREE-DIMENSIONAL. 3D graphics on a PC create the illusion of 3D space on the two dimensions of a computer screen and are commonplace in many imaging applications.

VideoCD: VIDEO COMPACT DISC. VideoCD players allow playback of digitally recorded video and audio.

VMI: VIDEO MODULE INTERFACE. A standard proposal for connecting a video module, such as an MPEG module, to a "Video-Ready" GUI device. VMI offers a common function set for computer manufacturers and semiconductor suppliers.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

1.   Financial Statements.
                                                                            Page
                                                                            ----

     Report of Independent Certified Public Accountants. . . . . . . . . . .  33

     Consolidated Balance Sheets -- As of June 30, 1997 and 1996 . . . . . .  34

     Consolidated Statements of Operations -- For the Three
     Year Period Ended June 30, 1997 . . . . . . . . . . . . . . . . . . . .  35

     Consolidated Statements of Stockholders' Equity - For the
     Three Year Period Ended June 30, 1997 . . . . . . . . . . . . . . . . .  36

     Consolidated Statements of Cash Flows - For the Three Year
     Period Ended June 30, 1997. . . . . . . . . . . . . . . . . . . . . . .  37

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .  38

2. Financial Statement Schedule. The following Financial Statement Schedule of the Registrant is filed as part of this report:

     Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . .  54

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

     Exhibit
     Number     Exhibit Title
     -------    -------------

     3.01 The Company's Restated Certificate of Incorporation, amended (1)

     3.02       The Company's Restated Bylaws (2)

     3.03 Certificate of Correction to the Restated Certificate of Incorporation of the Company

     4.01       Form of Specimen Certificate for the Company's Common Stock (3)

     4.02 Amended and Restated Registration Rights Agreement dated as of October 15, 1993 among the Company and various investors (3)

     4.03 The Company's Restated Certificate of Incorporation, as amended (See Exhibit 3.01)

     4.04       The Company's Restated Bylaws (See Exhibit 3.02)

     4.05 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated August 18, 1997

     4.06 Rights Agreement between the Company and BankBoston, N.A. dated August 19, 1997

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

     10.19 Amendment Agreement (No. 2) dated April 7, 1997 to Deposit Agreement dated November 8, 1995 between Chartered Semiconductor Manufacturing Ltd. and the Company** (15)

     10.20 First Amendment to Plan of Reorganization and Agreement of Merger dated October 27, 1995 among the Company, Oak Acquisition Corporation, Pixel Magic, Inc. and the then shareholders of Pixel dated June 25, 1996 and Second Amendment thereto dated June 13, 1997

     10.21 First Amendment to Non-Compete and Technology Transfer Agreement by and among the Company, Pixel Magic, Inc. and Peter D. Besen dated June 13, 1997**

     10.22 Agreement of Termination of Employment Agreement between Pixel Magic, Inc. and Peter D. Besen dated June 13, 1997

     10.23 Agreement of Termination of Employment Agreement between Pixel Magic, Inc. and Don Schulsinger dated June 13, 1997

     10.24 Release and Settlement Agreement between the Company and United Microelectronics Corporation dated July 31, 1997**

     11.01      Statement regarding computation of net income per share

     23.01      Consent of Independent Auditors

     24.01      Power of Attorney (see page 55 of this Form 10-K)

     27.01      Financial Data Schedule

--------------------------
(1) Incorporated herein by reference to exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

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

(15) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

*         Indicates Management incentive plan.
** Confidential treatment granted and/or requested as to portions of the exhibit.

(b)       Reports on Form 8-K.

          There were no Reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

TRADEMARK ACKNOWLEDGMENTS

          - Oak Technology, Inc. and the Oak logo are registered trademarks of the Company. Eon, Pixel Magic, TelAudia3D , Audia3D, Troika, Warp, Interactive DVD Browser, IDB and "Multimedia Solutions in Silicon" are trademarks of the Company.

          - All other brand names or trademarks appearing in the Form 10-K are the property of their respective owners.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Oak Technology, Inc.:


We have audited the accompanying consolidated balance sheets of Oak Technology, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule, insofar as it relates to the three-year period ended June 30, 1997. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Technology, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP
Palo Alto, California
July 29, 1997, except as to Note 13,
  which is as of August 19, 1997

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                     ASSETS

                                                                June 30,
                                                       ----------------------
                                                           1997         1996
                                                       ---------    ---------
 Current assets:
    Cash and cash equivalents. . . . . . . . . . . .   $  87,609    $  44,934
    Short-term investments . . . . . . . . . . . . .      57,660       68,350
    Accounts receivable, net of allowance
       for doubtful accounts of  $663 and $916,
       respectively. . . . . . . . . . . . . . . . .     24,872        20,172
    Inventories. . . . . . . . . . . . . . . . . . .      12,322       14,763
    Current portion of foundry deposits. . . . . . .      15,015        4,595
    Deferred tax asset . . . . . . . . . . . . . . .       4,350       13,889
    Prepaid expenses and other current assets. . . .       4,107        3,809
                                                       ---------    ---------
       Total current assets. . . . . . . . . . . . .     205,935      170,512

 Property and equipment, net . . . . . . . . . . . .      19,958       18,212
 Foundry deposits. . . . . . . . . . . . . . . . . .      19,145       52,000
 Investment in foundry venture . . . . . . . . . . .      39,618       13,696
 Other assets. . . . . . . . . . . . . . . . . . . .       2,939        1,888
                                                       ---------    ---------
       Total assets. . . . . . . . . . . . . . . . .  $  287,595   $  256,308
                                                       ---------    ---------
                                                       ---------    ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Notes payable and current portion of
       long-term debt. . . . . . . . . . . . . . . .    $  7,264    $  22,062
    Accounts payable . . . . . . . . . . . . . . . .      16,144        7,887
    Accrued expenses . . . . . . . . . . . . . . . .       9,882        4,824
    Income taxes payable . . . . . . . . . . . . . .       3,893            -
    Deferred revenue . . . . . . . . . . . . . . . .         584        1,053
                                                       ---------    ---------
       Total current liabilities . . . . . . . . . .      37,767       35,826

 Long-term debt. . . . . . . . . . . . . . . . . . .       2,496        2,858
 Deferred income taxes . . . . . . . . . . . . . . .       6,344        6,435
 Other long-term liabilities . . . . . . . . . . . .       2,291          362
                                                       ---------    ---------
       Total liabilities . . . . . . . . . . . . . .      48,898       45,481
                                                       ---------    ---------
                                                       ---------    ---------

 Stockholders' equity:
    Preferred stock, $0.001 par value; 2,000,000
       shares authorized; none issued and
       outstanding as of June 30, 1997 and 1996  . .          -             -

    Common stock, $0.001 par value; 60,000,000
       shares authorized; 41,086,754 shares
       issues and outstanding as of June 30, 1997
       and 40,196,796 shares issued and outstanding
       as of June 30, 1996 . . . . . . . . . . . . .         41            40
    Additional paid-in capital . . . . . . . . . . .     159,901      155,751
    Retained earnings. . . . . . . . . . . . . . . .      78,755       55,036
                                                       ---------    ---------
       Total stockholders' equity. . . . . . . . . .     238,697      210,827
                                                       ---------    ---------
       Total liabilities and stockholders' equity. .  $  287,595   $  256,308
                                                       ---------    ---------
                                                       ---------    ---------

           See accompanying notes to consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Year Ended June 30,
                                               --------------------------------
                                                   1997       1996       1995
                                               ---------   ---------  ---------
 Net revenues. . . . . . . . . . . . . .       $ 167,395   $ 247,984  $ 110,982
 Cost of revenues. . . . . . . . . . . .          73,214     138,499     56,366
                                               ---------   ---------  ---------

    Gross profit . . . . . . . . . . . .          94,181     109,485     54,616

 Research and development expenses . . .          34,660      30,718     14,646
 Selling, general, and administrative
    expenses . . . . . . . . . . . . . .          21,673      16,783     10,530
 Acquisition related charges . . . . . .           5,000       4,837          -
                                               ---------   ---------  ---------

    Operating income . . . . . . . . . .          32,848      57,147     29,440

 Nonoperating income, net. . . . . . . .           5,408       6,011      1,651
                                               ---------   ---------  ---------

    Income before income taxes . . . . .          38,256      63,158     31,091

 Income taxes. . . . . . . . . . . . . .          14,537      26,025      9,869
                                               ---------   ---------  ---------

    Net income . . . . . . . . . . . . .       $  23,719   $  37,133 $   21,222
                                               ---------   ---------  ---------
                                               ---------   ---------  ---------
 Net income per share. . . . . . . . . .       $    0.55   $    0.87  $    0.67
                                               ---------   ---------  ---------
                                               ---------   ---------  ---------

 Shares used in computing net income
    per share. . . . . . . . . . . . . .          42,757      42,614     31,474
                                               ---------   ---------  ---------
                                               ---------   ---------  ---------

           See accompanying notes to consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      Convertible                             Additional     Retained     Total
                                                    Preferred Stock         Common Stock       Paid-in       Earnings  Stockholders'
                                                   Shares     Amount     Shares      Amount    Capital       (Deficit)    Equity
                                                ----------    ------  ----------     ------   ----------    ---------  -------------
Balances, June 30, 1994. . . . . . . . . . . .   4,616,750    $  5     7,575,158     $  8     $  15,042     $  (3,319)   $  11,736
Conversion of preferred stock
   to common stock . . . . . . . . . . . . . .  (4,616,750)     (5)   15,100,650       15           (10)            -            -
Issuance of common stock, net
   of issuance costs of $1,168 . . . . . . . .           -       -    13,625,000       14       128,139             -      128,153
Exercise of warrants . . . . . . . . . . . . .           -       -       907,630        1         1,102             -        1,103
Repurchase of common stock . . . . . . . . . .           -       -       (80,000)       -            (9)            -           (9)
Exercise of stock options. . . . . . . . . . .           -       -       460,060        -           166             -          166
Tax benefit on exercise of stock options . . .           -       -             -        -           272             -          272
Net income . . . . . . . . . . . . . . . . . .           -       -             -        -             -        21,222       21,222
                                                ----------    ------  ----------     ------   ----------    ---------  -----------
Balances, June 30, 1995. . . . . . . . . . . .           -       -    37,588,498       38       144,702        17,903      162,643
Exercise of warrants . . . . . . . . . . . . .           -       -       807,430        -         1,211             -        1,211
Repurchase of common stock . . . . . . . . . .           -       -       (57,780)       -        (1,211)            -       (1,211)
Exercise of stock options. . . . . . . . . . .           -       -     1,784,508        2         1,469             -        1,471
Employee stock purchase plan . . . . . . . . .           -       -        74,140        -           909             -          909
Tax benefit on exercise of stock options . . .           -       -             -        -         8,671             -        8,671
Net income . . . . . . . . . . . . . . . . . .           -       -             -        -             -        37,133       37,133
                                                ----------    ------  ----------     ------   ----------    ---------  -----------
Balances, June 30, 1996. . . . . . . . . . . .           -       -    40,196,796       40       155,751        55,036      210,827
Exercise of stock options. . . . . . . . . . .           -       -       748,682        1         1,048             -        1,049
Employee stock purchase plan . . . . . . . . .           -       -       141,276        -         1,169             -        1,169
Tax benefit on exercise of stock options . . .           -       -             -        -         1,933             -        1,933
Net income . . . . . . . . . . . . . . . . . .           -       -             -        -             -        23,719       23,719
                                                ----------    ------  ----------     ------   ----------    ---------  -----------
Balances, June 30, 1997. . . . . . . . . . . .           -    $  -    41,086,754    $  41    $  159,901     $  78,755   $  238,697
                                                ----------    ------  ----------     ------   ----------    ---------  -----------
                                                ----------    ------  ----------     ------   ----------    ---------  -----------


          See accompanying notes to consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    Year Ended June 30,
                                              --------------------------------
                                                  1997        1996       1995
                                              ---------   ---------  ---------
Cash flows from operating activities:
   Net income. . . . . . . . . . . . . . . .  $  23,719   $  37,133  $  21,222
   Adjustments to reconcile net income
     to net cash provided by  operating
     activities:
      Depreciation and amortization. . . . .      5,502       3,586      1,502
      Inventory-related adjustments. . . . .    (21,754)     24,845      1,538
      Equity in (income) or loss of
         unconsolidated affiliates . . . . .        602        (442)      (236)
      Acquisition-related charges. . . . . .      5,000       4,837          -
      Deferred income taxes. . . . . . . . .      9,448      (5,491)    (2,098)
      Foundry deposits utilized. . . . . . .     11,035           -          -
      Changes in operating assets
        and liabilities:
      Accounts receivable. . . . . . . . . .     (4,700)      2,050    (11,920)
      Inventories. . . . . . . . . . . . . .     21,195     (30,533)       (86)
      Prepaid expenses and other
        current assets . . . . . . . . . . .       (298)     (2,362)      (274)
      Accounts payable and accrued
        expenses . . . . . . . . . . . . . .     10,315      (4,915)     6,340
      Income taxes payable, deferred
        revenue and other liabilities. . . .      5,286       2,008      6,542
                                              ---------   ---------  ---------
            Net cash provided by operating
              activities . . . . . . . . . .     65,350      30,716     22,530
                                              ---------   ---------  ---------

Cash flows from investing activities:
   Purchases of short-term investments . . .    (66,791)   (107,150)   (29,537)
   Proceeds from matured short-term
      investments. . . . . . . . . . . . . .     77,481      64,607      4,673
   Additions to property and
      equipment, net . . . . . . . . . . . .     (6,908)    (12,665)    (4,167)
   Acquisition of Pixel Magic, Inc.,
      net of cash acquired . . . . . . . . .          -      (5,126)         -
   Investment in foundry venture . . . . . .    (25,922)    (13,696)         -
   Foundry deposits. . . . . . . . . . . . .          -     (45,520)         -
   Other assets. . . . . . . . . . . . . . .     (1,993)       (161)      (484)
                                              ---------   ---------  ---------
            Net cash used in investing
              activities . . . . . . . . . .    (24,133)   (119,711)   (29,515)
                                              ---------   ---------  ---------

Cash flows from financing activities:
   Issuance of debt. . . . . . . . . . . . .     32,730      54,865      7,859
   Repayment of debt . . . . . . . . . . . .    (33,490)    (48,452)    (7,946)
   Issuance of common stock. . . . . . . . .      2,218       2,380    129,413
                                              ---------   ---------  ---------
Net cash provided by financing
   activities. . . . . . . . . . . . . . . .      1,458       8,793    129,326
                                              ---------   ---------  ---------
Net increase (decrease) in cash and cash
   equivalents . . . . . . . . . . . . . . .     42,675     (80,202)   122,341
Cash and cash equivalents, beginning of
   period    . . . . . . . . . . . . . . . .     44,934     125,136      2,795
                                              ---------   ---------  ---------
Cash and cash equivalents, end of
   period    . . . . . . . . . . . . . . . .  $  87,609   $  44,934  $ 125,136
                                              ---------   ---------  ---------
                                              ---------   ---------  ---------

Supplemental information:
   Cash paid during the period:
      Interest . . . . . . . . . . . . . . .  $     465   $     680  $     402
                                              ---------   ---------  ---------
                                              ---------   ---------  ---------
      Income taxes . . . . . . . . . . . . .  $       -   $  28,514  $   5,582
                                              ---------   ---------  ---------
                                              ---------   ---------  ---------
   Noncash investing and financing
      activities:
      Accrual of foundry commitments . . . .  $ (14,400)  $  14,400  $   1,200
                                              ---------   ---------  ---------
                                              ---------   ---------  ---------
      Utilization of foundry deposits. . . .  $  11,035   $       -  $       -
                                              ---------   ---------  ---------
                                              ---------   ---------  ---------
      Conversion of preferred stock to
         common stock. . . . . . . . . . . .  $       -   $       -  $  14,928
                                              ---------   ---------  ---------
                                              ---------   ---------  ---------
      Tax benefit related to stock plans . .  $   1,933   $   8,671  $     272
                                              ---------   ---------  ---------
                                              ---------   ---------  ---------

          See accompanying notes to consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  THE COMPANY

     Oak Technology, Inc. (the "Company") commenced operations in August 1987, as a California corporation. The Company is engaged in the design, development and marketing of high performance multimedia semiconductors and related software to the PC, consumer electronics, and digital office equipment markets. The Company formed a subsidiary in Taipei, Taiwan, in January 1989, and in Tokyo, Japan, in January 1991. In December 1994, the Board of Directors approved the reincorporation of the Company as a Delaware corporation. In November 1995, the Company acquired Pixel Magic, Inc.

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

     CASH EQUIVALENTS AND INVESTMENTS

     The Company's policy is to invest cash in excess of operating requirements in interest-bearing investments. Securities purchased with remaining maturities of three months or less at the date of acquisition are considered to be cash equivalents. Securities purchased with remaining maturities greater than three months at the date of acquisition are included in short-term investments.

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, effective July 1, 1994. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. In accordance with SFAS No. 115, the Company has classified all securities held as available-for-sale securities. Such securities are reported at fair value with unrealized gains or losses, if material, excluded from earnings and reported as a separate component of stockholders' equity. To date, unrealized gains and losses have not been significant.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments are primarily in money market accounts, certificates of deposit, corporate notes and U.S. government obligations. The Company's short-term investments have maturities ranging from 1997 through 1999. Also included in cash and cash equivalents as of June 30, 1997, and 1996, are approximately $19,005,000 and $9,780,000, respectively, in accounts with Taiwanese and Japanese banks and financial institutions. The Company periodically discounts notes receivable with recourse due from some customers with banks in Japan. As of June 30, 1997, the Company had no discounted notes receivable outstanding.

     Generally, the Company requires no collateral on trade receivables, although a substantial portion of export international sales are guaranteed by letters of credit. The Company believes that any credit risks are substantially mitigated by its credit evaluation process and its maintenance of reserves for estimated credit losses.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     FOUNDRY DEPOSITS AND PREPAYMENTS

     Deposits and prepayments paid under agreements to secure additional wafer capacity are carried at the lessor of cost or net realizable value.

     REVENUE RECOGNITION

     Product revenue is recognized upon shipment, with provisions for estimated returns and allowances. Revenue from nonrefundable technology license fees is recognized upon transfer of the associated technology. Product design revenue is recognized upon completion of contractual milestones.

     FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The Company's transactions are generally denominated in U.S. dollars, which is considered to be the functional currency of the Company and its subsidiaries. Sales to customers in Japan and Taiwan are invoiced in local currencies. Assets and liabilities of the Company's foreign subsidiaries are remeasured into the functional currency from the local currency at rates in effect at period-end except for inventories, property and equipment, and intangible assets, which are remeasured at historical rates. Revenues and expenses are remeasured at average rates during the period. Adjustments arising from the remeasurement of local currency financial statements are included in nonoperating results.

     The Company enters into forward contracts to hedge certain exposures related to foreign currency transactions. Gains and losses on contracts are recognized in the same period as the transactions being hedged and are charged to nonoperating income. As of June 30, 1997 and 1996, the Company had forward contracts to exchange yen for approximately $4,100,000 and $1,084,000, respectively.

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

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     STOCK-BASED COMPENSATION

     The Company accounts for its stock option plan in accordance with the provisions of the Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under SFAS No. 123 the Company must disclose pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair value-based method defined in SFAS No. 123 had been applied.

     RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires the Company to review the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

     In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required. Fair value may be determined by reference to discounted future cash flows over the remaining useful life of the related asset. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations.

     In February 1997 the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements. Generally, diluted EPS will be the same as fully diluted earnings per share.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."
     SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No 131 is effective for financial statements for periods beginning after December 15, 1997.

     STOCK SPLIT

     In March 1996, the Company completed a two-for-one stock split in the form of a 100% stock dividend. All share and per share information for all periods presented has been adjusted to reflect the impact of the stock split.

     RECLASSIFICATIONS

     Certain reclassifications were made to the 1995 and 1996 consolidated financial statements to conform to the 1997 presentation.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(3)  BALANCE SHEET AND OPERATING STATEMENT COMPONENTS

     INVESTMENTS

     As of June 30, 1997, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                   Estimated
                                                       Accrued       Fair
                                            Cost      Interest       Value
                                        ---------     --------    ----------
     Money market funds. . . . . . .    $  63,002     $      5    $  63,007
     Certificates of deposit . . . .       34,916           18       34,934
     Corporate notes . . . . . . . .       16,521          285       16,806
     U.S. government obligations . .       30,046          225       30,271
                                        ---------     --------    ----------
                                        $ 144,485      $   533    $ 145,018
                                        ---------     --------    ----------
                                        ---------     --------    ----------

     As of June 30, 1997, approximately $97.9 million of these investments had contractual maturities within one year and approximately $46.6 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):

     Cash equivalents. . . . . . . . . . . . . . . . . . . .     $   86,825
     Short-term investments. . . . . . . . . . . . . . . . .         57,660
                                                                 ----------
                                                                 $  144,485

     As of June 30, 1996, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                      Estimated
                                                             Accrued    Fair
                                                  Cost      Interest    Value
                                              ---------     --------  ---------
     Money market funds. . . . . . . . . .    $  35,579     $      -  $ 35,579
     Repurchase agreements . . . . . . . .        1,843            4     1,847
     Certificates of deposit . . . . . . .       17,205            -    17,205
     Corporate notes . . . . . . . . . . .        8,009          191     8,200
     U.S. government obligations . . . . .       43,136          574    43,710
                                              ---------     --------  ---------
     . . . . . . . . . . . . . . . . . . .    $ 105,772     $    769  $106,541
                                              ---------     --------  ---------
                                              ---------     --------  ---------

     As of June 30, 1996, approximately $55 million of these investments had contractual maturities within one year and approximately $51 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):

     Cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $   37,422
     Short-term investments. . . . . . . . . . . . . . . . . . . .      68,350
                                                                    ----------
                                                                    $  105,772
                                                                    ----------
                                                                    ----------

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

    INVENTORIES

    Inventories consisted of the following (in thousands):
                                                            June 30,
                                                     ---------------------
                                                       1997         1996
                                                     --------    ---------

    Purchased parts and work in process. . . . .     $   5,521   $   5,888
    Finished goods . . . . . . . . . . . . . . .         6,801       8,875
                                                     ---------   ---------
                                                     $  12,322   $  14,763
                                                     ---------   ---------
                                                     ---------   ---------

    In 1996, the Company recorded a charge of approximately $21.0 million to increase the allowance against inventory to reflect a deterioration in the net realizable value of excess or obsolete inventory, the majority of which was composed of one of the Company's CD-ROM controller products. In 1997, due to more favorable market and economic conditions, the Company sold $18.7 million of the inventory which had been reserved in 1996 resulting in a favorable adjustment to cost of revenues.

    PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):


                                                             June 30,
                                                       ---------------------
                                                         1997         1996
                                                       --------     --------
    Land . . . . . . . . . . . . . . . . . . . . .    $   3,487   $   3,487
    Building and leasehold improvements. . . . . .        2,152       2,023
    Computers, equipment and purchased software. .       24,190      17,715
    Furniture and fixtures . . . . . . . . . . . .        1,126         970
                                                      ---------   ---------
                                                         30,955      24,195
    Less accumulated depreciation and
      amortization . . . . . . . . . . . . . . . .       10,997       5,983
                                                      ---------   ---------
                                                      $  19,958   $  18,212
                                                      ---------   ---------
                                                      ---------   ---------

    ACCRUED EXPENSES

    Accrued expenses consisted of the following (in thousands):


                                                            June 30,
                                                      ---------------------
                                                        1997        1996
                                                      --------    --------
    Commission and payroll related items . . . .      $  4,510    $  3,072
    Royalties. . . . . . . . . . . . . . . . . .           788         668
    Current portion of acquisition-related
      accrued liability to former Pixel Magic
       shareholders. . . . . . . . . . . . . . .         3,000           -
    Other. . . . . . . . . . . . . . . . . . . .         1,584       1,084
                                                      --------    --------
                                                      $  9,882    $  4,824
                                                      --------    --------
                                                      --------    --------

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(3) BALANCE SHEET AND OPERATING STATEMENT COMPONENTS (CONTINUED)

    LICENSE FEES

    Nonrefundable technology license fees of approximately $235,322, $3,003,000 and $1,334,000 were recorded as revenue in fiscal 1997, 1996 and 1995 respectively.

    NONOPERATING INCOME, NET

    Nonoperating income, net consisted of the following (in thousands):

                                                                             Year Ended June 30,
                                                                      ---------------------------------
                                                                       1997         1996        1995
                                                                     --------     --------    --------
    Interest income. . . . . . . . . . . . . . . . . . . . . . .     $  6,614    $  7,299     $  2,034
    Interest expense . . . . . . . . . . . . . . . . . . . . . .         (468)       (725)        (387)
    Foreign currency translation/transaction loss. . . . . . . .         (722)     (1,082)        (186)
    Income(loss) on equity method  investee. . . . . . . . . . .         (602)        442          236
    Other income (expense) . . . . . . . . . . . . . . . . . . .          586          77          (46)
                                                                     --------    --------     --------
                                                                     $  5,408    $  6,011     $  1,651
                                                                     --------    --------     --------
                                                                     --------    --------     --------



(4) NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consisted of the following (in thousands):


                                                            June 30,
                                                       -----------------------
                                                        1997           1996
                                                      --------      ---------
    Accrued foundry commitments. . . . . . . . .      $      -      $  14,400
    Short-term notes . . . . . . . . . . . . . .           158          2,340
    Mortgage notes . . . . . . . . . . . . . . .         2,446          2,637
    Short-term bank loans. . . . . . . . . . . .         7,105          5,479
    Capital lease obligations. . . . . . . . . .            51             64
                                                      --------       --------
                                                         9,760         24,920
    Less current portion . . . . . . . . . . . .         7,264         22,062
                                                      --------       --------
                                                      $  2,496       $  2,858
                                                      --------       --------
                                                      --------       --------

    Accrued foundry commitments consisted primarily of payments due under agreements with Taiwan Semiconductor Manufacturing Company and Chartered Semiconductor Manufacturing Pte. Ltd. to obtain additional wafer capacity. As a result of the amendments to the foundry agreements described in
    Note  7, the Company was relieved of these commitments in fiscal 1997.

    Short-term notes consist primarily of revolving borrowings from five Taiwanese financial institutions, collateralized by land and a building in Taiwan, and bear interest at rates determined at the time of each borrowing. Under arrangements with the five financial institutions, as of June 30, 1997, the Company may borrow up to an aggregate of approximately $12,619,000 subject to annual renewal. Compensating balances ranging from 20% to 30% of outstanding borrowings are required for individual balances exceeding established minimums, however no compensating balances were required as of June 30, 1997. Borrowings as of June 30, 1997 bore interest at 3.25%.

    Mortgage notes are payable in monthly installments of principal and interest totaling approximately $28,807 and are also collateralized by land and a building in Taiwan. These notes mature at various dates through March 2012 and bear interest at variable rates, based on the Taiwan Bank reference rate, ranging from 8% to 8.025% as of June 30, 1997.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(4) NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

    Short-term bank loans consist of borrowings from two Japanese financial institutions, collateralized by standby letters of credit drawn on U.S. banks, and bear interest based on the Japanese prime rate. Under arrangements with these two financial institutions, as of June 30, 1997, the Company may borrow up to an aggregate of approximately $25 million subject to annual renewal. Borrowings as of June 30, 1997, bore interest ranging from 1.08% to 1.12%.

    Future principal payments under all outstanding obligations as of June 30, 1997 are as follows (in thousands):

    Year Ending June 30,
    --------------------

     1998. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  7,264
     1999. . . . . . . . . . . . . . . . . . . . . . . . . . . .          363
     2000. . . . . . . . . . . . . . . . . . . . . . . . . . . .          193
     2001. . . . . . . . . . . . . . . . . . . . . . . . . . . .          197
     2002. . . . . . . . . . . . . . . . . . . . . . . . . . . .          214
     Thereafter. . . . . . . . . . . . . . . . . . . . . . . . .        1,529
                                                                     --------
                                                                     $  9,760
                                                                     --------
                                                                     --------

(5) ACQUISITION OF PIXEL MAGIC, INC.

    In November 1995, the Company acquired all of the outstanding stock of Pixel Magic, Inc. ("Pixel Magic"), a privately held company based in Andover, Massachusetts, specializing in the design and manufacture of compression/decompression and image enhancement technology for the digital equipment product market, for $10.5 million of which $5.0 million was contingent upon the achievement of certain performance criteria over a three year period. In June 1997, the Company waived certain of the performance criteria and agreed to pay the entire contingent amount of $5.0 million in two installments during calendar 1998. The first payment of $3.0 million is due in January 1998 and the second payment of $2.0 million is due in December 1998. As a result of this agreement and because the contingent earnout was based, in part, on the continued employment of the former shareholder/employees of Pixel Magic, Inc., the Company recorded a compensation charge of $5.0 million in the quarter and fiscal year ended June 30, 1997. The acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of Pixel Magic have been included in the consolidated financial statements of the company from the date of acquisition. The initial cash payment was allocated as follows (in thousands):


    Net liabilities assumed. . . . . . . . . . . . . . . . . . .     $   (191)
    In-process research and development. . . . . . . . . . . . .        4,837
    Purchased technology . . . . . . . . . . . . . . . . . . . .          854
                                                                     --------
                                                                     $  5,500
                                                                     --------
                                                                     --------

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

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(5) ACQUISITION OF PIXEL MAGIC, INC. (CONTINUED)

    The following unaudited pro forma combined results of operations for the twelve months ended June 30, 1996 and 1995 are presented as if the acquisition had occurred at the beginning of each period. The one-time charge for the write-off of in-process research and development and the compensation expense associated with the waiver of the performance criteria associated with the contingent payment amount have not been reflected in the following pro forma summary as they are nonrecurring. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Pixel Magic had constituted a consolidated entity during such periods (in thousands, except per share data):


                                                            June 30,
                                                     -------------------------
                                                       1996            1995
                                                    ----------     ----------
    Net revenues . . . . . . . . . . . . . . . .    $  249,170     $  113,645
    Net income . . . . . . . . . . . . . . . . .    $   39,857     $   21,155
    Net income per share . . . . . . . . . . . .    $     0.94     $     0.67


(6) INCOME TAXES

    The components of the income tax expense are as follows (in thousands):



                                                                            June 30,
                                                               ----------------------------------
                                                                 1997          1996         1995
                                                                ---------   ---------    ---------
    Current:
         Federal and state . . . . . . . . . . . . . . . .     $   1,087   $  21,622    $  11,970
         Foreign . . . . . . . . . . . . . . . . . . . . .         2,069       1,223        1,050
    Deferred:
         Federal and state . . . . . . . . . . . . . . . .         9,771      (9,984)      (4,008)
         Foreign . . . . . . . . . . . . . . . . . . . . .          (323)      4,493        1,910
    Less benefit of net operating loss carryovers. . . . .             -           -       (1,325)
    Charge in lieu of taxes attributable to
         employee stock option plans . . . . . . . . . . .         1,933       8,671          272
                                                               ---------   ---------    ---------
              Total tax provision                              $  14,537   $  26,025     $  9,869
                                                               ---------   ---------    ---------
                                                               ---------   ---------    ---------


    A reconciliation between the income tax provision computed at the federal statutory rate and the effective tax rate is as follows (in thousands):



                                                                            June 30,
                                                                -----------------------------------
                                                                 1997          1996        1995
                                                                ---------   ---------   ---------
    Expense at federal statutory tax rate. . . . . . . . .     $  13,390   $  22,105    $  10,882
    State income tax, net of federal benefit . . . . . . .           523       1,209          733
    Rate differential on foreign income. . . . . . . . . .          (327)      1,615            -
    Pixel Magic acquisition. . . . . . . . . . . . . . . .         1,667       1,773            -
    Valuation allowance adjustment . . . . . . . . . . . .             -           -       (3,770)
    Other. . . . . . . . . . . . . . . . . . . . . . . . .          (716)       (677)       2,024
                                                               ---------   ---------     --------
         Total tax provision                                   $  14,537   $  26,025     $  9,869
                                                               ---------   ---------     --------
                                                               ---------   ---------     --------


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(6) INCOME TAXES (CONTINUED)

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                  June 30,
                                                          ---------------------
                                                             1997        1996
                                                          ---------   ---------
          Various reserves and accruals . . . . . . . .   $   4,086   $  13,982
          Deferred research and development expenses. .          66          73
          State tax credits . . . . . . . . . . . . . .         412           -
                                                          ---------   ---------
              Total gross deferred tax assets . . . . .       4,564      14,055
                                                          ---------   ---------
          Fixed assets depreciation differences . . . .        (344)        (63)
          Other foreign liabilities . . . . . . . . . .      (6,214)     (6,538)
                                                          ---------   ---------
              Total gross deferred tax liabilities. . .      (6,558)     (6,601)
                                                          ---------   ---------
                 Net deferred tax assets (liabilities).   $  (1,994)  $   7,454
                                                          ---------   ---------
                                                          ---------   ---------

    As of June 30, 1997, the Company has a state tax credit carryforward of approximately $412,000; if not utilized, approximately $284,000 of these credits will expire in 2005. As of June 30, 1997 and 1996, the cumulative amount of unremitted earnings of non-U.S. subsidiaries on which the Company had not provided U.S. taxes approximated $15,000,000 and $11,600,000, respectively. The additional taxes that could arise if those earnings were to be remitted to the U.S. would not be material after consideration of existing foreign taxes. It is management's intent that these earnings remain indefinitely invested.

(7) FOUNDRY AGREEMENTS AND INVESTMENT IN FOUNDRY VENTURE

    FOUNDRY AGREEMENTS

    In June and November 1995, the Company entered into agreements with TSMC and Chartered to obtain certain additional wafer capacity through the year 2001. The agreements call for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers. The price of such wafers will be determined in the future periods in which specific orders are actually placed. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of the deposits may be forfeited.

    In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of the Company's future wafer purchases required under the original agreement by approximately $73 million . Under the amended agreement, no additional prepayment is required; however, the Company must utilize the entire amount of the prepayment paid to date through a certain committed amount of wafer purchases in the years 1997, 1998, and 1999 or the prepayment will be forfeited.

    In September 1996 and April 1997, the Company amended its agreement with Chartered. The amendments resulted in a reduction of the Company's future wafer purchase commitments and the elimination of required future cash deposits under the original agreement of approximately $36 million. Under the amended agreement, the required future cash deposits of approximately $36 million could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

    The Company recorded $3.0 million in cost of sales during fiscal 1996 associated with manufacturing cost adjustments related to its wafer foundry agreements as a result of lower forecasted capacity usage during the calendar year ending December 31, 1996. The execution of these amendments reduced the Company's wafer purchase commitments during the remainder of calendar 1996 and thereafter and resulted in a favorable manufacturing cost adjustment recorded to cost of revenues of $3.0 million. The remaining deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $34.2 million as of June 30, 1997. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(7) FOUNDRY AGREEMENTS AND INVESTMENT IN JOINT VENTURE (CONTINUED)

    INVESTMENT IN FOUNDRY VENTURE

    In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation "UICC", for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company has agreed to invest approximately $60 million for a 10% equity position in the venture. In January 1996, the Company made an initial payment of $13.7 million and in January 1997, the Company made a second payment of $25.9 million due under this agreement. The final payment of $15.0 million under this agreement is due in fiscal 1998. Investment in the foundry venture was approximately $39.6 million as of June 30, 1997. As an investor in this venture, the Company will have rights to a portion of the total wafer capacity for the manufacture of its proprietary products. However, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

(8) COMMITMENTS AND CONTINGENCIES

    The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period
    July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court Judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiff's Second Amended Consolidated Complaint was filed on August 1, 1997.

    The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court Judge granted the Oak defendants Motion to Dismiss the plaintiffs; First Amended Consolidated Complaint, but granted plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997.

    Additionally, various of the Company's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of the Company, has been stayed pending resolution of the class actions.

    In all of the putative state and federal class actions, the plaintiffs are seeking monetary damages and equitable relief. In the derivative action, the plaintiffs are also seeking an accounting for the defendants' sales of Company stock and the payment of monetary damages to the Company.

    All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and will
    defend its position vigorously.   Although it is reasonably possible the
    Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

    In connection with these legal proceedings, the Company has incurred, and expects to continue to incur, substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(9)  STOCKHOLDERS' EQUITY

    The Company is authorized to issue two classes of stock, preferred stock and common stock, each with a par value of $0.001 per share.

    PREFERRED STOCK

    Upon conversion of all of the outstanding preferred stock at the effective date of the Company's initial public offering in February 1995, the number of preferred shares authorized was reduced to 14,760,708 undesignated shares. In April 1995 the number of preferred shares authorized was reduced to 4,000,000 undesignated shares and in March 1996, to 2,000,000
    undesignated shares; none of these preferred shares have been issued.   The
    Board of Directors is authorized, subject to any limitations prescribed by Delaware law, to provide for the issuance of shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the powers, preferences and rights of the shares.

    WARRANTS

    Warrants to purchase an aggregate of 796,644 shares of Series D preferred stock at $2.25 per share were outstanding as of June 30, 1994. The warrants
    are exercisable at any time on or prior to December 15, 1997.   Following
    the conversion of Series D preferred stock to common stock upon the Company's initial public offering in February 1995, these warrants represented the right to purchase 1,194,948 shares of common stock at $1.50 per share. Warrants representing the right to purchase 204,990 shares of common stock were exercised under the warrants' cashless exercise provisions, resulting in the issuance of 177,098 shares of common stock in 1995; 807,448 shares of common stock resulted in the issuance of 749,650 shares of common stock in 1996; no shares were issued pursuant to warrant exercises in 1997. Warrants representing the right to purchase 182,528 shares of common stock were outstanding as of June 30, 1997 and 1996.

    STOCK OPTIONS

    Upon the reincorporation of the Company in Delaware in February 1995, the Company assumed the obligations of its predecessor under the 1988 Stock Option Plan (the "1988 Plan"), as amended and restated. The Company does not intend to issue any additional options under the 1988 Plan.

    In December 1994, the Board of Directors approved the 1994 Stock Option Plan (the "1994 Plan") under which 3,000,000 shares of Common Stock were reserved for issuance; 3,000,000 additional shares were approved in
    February 1996.   Under the 1994 Plan, either incentive or nonqualified
    options to purchase the Company's common stock may be granted to employees as determined by the Board of Directors at prices generally at fair market value at the date of grant (110% in certain cases of nonqualified options). Nonqualified options may be granted to employees and consultants as determined by the Board of Directors at prices not lower than 85% of fair market value at the date of grant. The Board of Directors also has the authority to set exercise dates (generally no longer than five years from date of grant), payment terms and other provisions for each grant.

    On August 1, 1996 the Company repriced 1,800,370 options under the 1994 Plan to $6.50, the fair market value as of that date. The repriced shares were treated as canceled and regranted; however, they retained their original vesting terms and were not exercisable until after April 30, 1997.

    In December 1994 the Board of Directors also approved the 1994 Outside Directors' Stock Option Plan (the "Directors Plan"), under which 500,000 shares of Common Stock were reserved for issuance. The Directors Plan provides for the automatic grant of options to purchase shares of Common Stock to nonemployee Directors of the Company.

    Stock options are subject to vesting, generally over 50 months. Under the 1988 Plan, shares are exercisable prior to vesting and are held in escrow until vested; however, unvested shares are subject to a right of repurchase by the Company at their original purchase price upon termination of employment. Unexercised options expire 90 days after termination of employment with the Company.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(9)   STOCKHOLDERS' EQUITY (CONTINUED)

    A summary of all the Company's stock option plans is set forth below:



                                                               Weighted                      Weighted
                                                                Average                       Average
                                                 Options       Exercise         Options      Exercise
                                               Outstanding       Price       Exercisable       Price
                                              -------------  -------------  -------------  -------------
    Balances, June 30, 1994. . . . . . . . .      4,031,000  $        0.66
         Granted . . . . . . . . . . . . . .      1,443,200           8.05
         Exercised . . . . . . . . . . . . .       (460,060)          0.39
         Canceled. . . . . . . . . . . . . .       (318,660)          2.72
                                              -------------  -------------  -------------  -------------
    Balances, June 30, 1995. . . . . . . . .      4,695,480  $        2.82      4,092,280  $        1.15
         Granted . . . . . . . . . . . . . .      1,576,400          22.33
         Exercised . . . . . . . . . . . . .     (1,784,508)          0.82
         Canceled. . . . . . . . . . . . . .       (495,862)         13.55
                                              -------------  -------------  -------------  -------------
    Balances, June 30, 1996. . . . . . . . .      3,991,510  $       10.08      2,257,424  $        2.11
         Granted . . . . . . . . . . . . . .      3,118,240           7.69
         Exercised . . . . . . . . . . . . .       (748,682)          1.41
         Canceled. . . . . . . . . . . . . .     (2,579,072)         15.82
                                              -------------  -------------  -------------  -------------
    Balances, June 30, 1997. . . . . . . . .      3,781,996  $        5.91      1,459,573  $        3.33
                                              -------------  -------------  -------------  -------------
                                              -------------  -------------  -------------  -------------

     The weighted average fair values of options granted in fiscal years 1997 and 1996 were $3.82 and $14.12, respectively.

    The following table summarizes information about the stock options outstanding as of June 30, 1997:



                                                             Options Outstanding                  Options Exercisable
                                                  ----------------------------------------    -------------------------
                                                                Weighted
                                                                 Average
                                                   Shares       Remaining        Weighted       Shares         Weighted
                                                      at       Contractual        Average          at           Average
                                                   June 30,       Life           Exercise       June 30,       Exercise
    Exercise Prices                                  1997           (Years)        Price          1997           Price
----------------------------------------         ----------    -----------    -----------     ----------     ----------
    $0.43   to   $5.00                            1,175,336           1.60        $  1.65        905,815        $  1.27
                $6.50                             1,538,310           3.40           6.50        547,998           6.50
    $6.81   to  $10.13                              778,700           4.61           8.53              -              -
    $10.38  to  $14.25                              271,650           4.49          12.30              -              -
                $25.00                               18,000           3.59          25.00          5,760          25.00
                                                 ----------    -----------    -----------     ----------     ----------
    $0.43   to  $25.00                            3,781,996           3.17        $  5.91      1,459,573        $  3.33
                                                 ----------    -----------    -----------     ----------     ----------
                                                 ----------    -----------    -----------     ----------     ----------


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(9) STOCKHOLDERS' EQUITY (CONTINUED)

    STOCK PURCHASE PLAN

    In December 1994, the Board of Directors approved the 1994 Stock Purchase Plan (the "Stock Purchase Plan") under which 600,000 shares of common stock were reserved for issuance. The Stock Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering
    period.   Under the Stock Purchase Plan, 141,276 and 74,140 shares were issued in fiscal years 1997 and 1996 at weighted average prices of $8.28 and $12.27, and weighted average fair values of $3.84 and $6.97, respectively.

    FAIR VALUE INFORMATION

    The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options plans. Accordingly, no compensation cost has been recognized for its stock option plans nor its Stock Purchase Plan. Had compensation cost for the Company's option plans been determined consistent with FASB Statement No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                             June 30,
                                                       -------------------
                                                          1997      1996
                                                        --------  --------
     Net income:
         As reported . . . . . . . . . . . . . . . . .  $ 23,719  $ 37,133
         Pro forma . . . . . . . . . . . . . . . . . .    18,890    35,014

     Net income per share:
         As reported . . . . . . . . . . . . . . . . .  $   0.55  $   0.87
         Pro forma . . . . . . . . . . . . . . . . . .      0.44      0.82

    Pro forma net income reflects only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to July 1, 1995, is not considered.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 0% and the following weighted average assumptions:

                                     Stock Option Plans   Stock Purchase Plan
                                      1997       1996      1997        1996
                                     ------     ------    ------      ------
    Expected life (years). . . . .   3.745      3.745     0.500       0.500
    Expected volatility. . . . . .     85%        85%       85%         85%
    Risk-free interest rate. . . .   6.51%      5.82%     5.29%       5.38%


(10) EMPLOYEE BENEFIT PLAN

    In July 1990, the Company adopted a 401(k) Profit Sharing Plan (''401(k) Plan'') which is intended to qualify under section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the Company's U.S. employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company makes contributions to the 401(k) Plan based on 25% of an employee's contribution up to a maximum of 1.25% of total compensation; $198,820 and $226,844 in matching contributions were recorded during fiscal
    1997 and fiscal 1996, respectively.   No matching contributions were made
    in prior years.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(11) INDUSTRY SEGMENT AND MAJOR CUSTOMERS

    The Company designs, develops and markets high performance multimedia semiconductors and related software to original equipment manufacturers worldwide who serve the PC, consumer electronics and digital office equipment markets.

    The following table summarizes the annual percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues and the percentage of total accounts receivable due from these customers.

                                                Percentage of Net Revenues
                                                --------------------------
                                                   Year Ended June 30,
                                                --------------------------
                                                 1997      1996      1995
                                                ------    ------    ------
    LG Electronics . . . . . . . . . . . . .      13%        2%        -
    Mitsumi Electronic Co.,Ltd.. . . . . . .      14%       26%       29%
    Kanematsu Semiconductor Corporation. . .       7%       19%       13%
    NEC Home Electronics, Ltd. . . . . . . .       8%       13%        9%

                                                Percentage of Total Accounts
Receivable
                                                --------------------------
                                                      As of June 30,
                                                --------------------------
                                                 1997      1996      1995
                                                ------    ------    ------
    LG Electronics . . . . . . . . . . . . .       1%        -         -
    Mitsumi Electronic Co.,Ltd.. . . . . . .      23%       31%       32%
    Kanematsu Semiconductor Corporation. . .       6%        7%       21%
    NEC Home Electronics, Ltd. . . . . . . .      22%       20%       20%

    Sales of the Company's CD-ROM controller products comprised 84%, 91%, and 74% of the net revenues in fiscal 1997, 1996, and 1995, respectively.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(12) GEOGRAPHIC SEGMENT REPORTING

    The Company maintains significant operations in the United States, Taiwan and Japan. Activities in the United States consist of corporate administration, product development, logistics and worldwide sales management. Foreign operations consist of regional sales and limited board-level manufacturing.

    The following is a summary of operations by geographic areas (in thousands):

                                                   Year Ended June 30,
                                                --------------------------
                                                 1997      1996      1995
                                                ------    ------    ------

    Revenue from unaffiliated customers
         originating from:
              United States. . . . . . . . .    $  15,139 $  37,142 $ 25,224
              Taiwan . . . . . . . . . . . .       82,613    47,963   28,368
              Japan. . . . . . . . . . . . .       69,643   162,879   57,390
                                                --------- --------- --------
                                                $ 167,395 $ 247,984 $110,982
                                                --------- --------- --------
                                                --------- --------- --------
    Transfers between geographic areas
         (eliminated in consolidation):
         United States . . . . . . . . . . .    $ 130,102 $ 180,569 $ 72,483
         Taiwan. . . . . . . . . . . . . . .            1     4,175    5,523
         Japan . . . . . . . . . . . . . . .          710       233    7,161
                                                --------- --------- --------
                                                $ 130,813 $ 184,977 $ 85,167
                                                --------- --------- --------
                                                --------- --------- --------
    Income before income taxes:
         United States . . . . . . . . . . .    $  31,767 $  48,349 $ 27,579
         Taiwan. . . . . . . . . . . . . . .        6,041     2,536    3,069
         Japan . . . . . . . . . . . . . . .          834     8,574    3,844
         Eliminations. . . . . . . . . . . .         (386)    3,699  (3,401)
                                                --------- --------- --------
                                                $  38,256 $  63,158 $ 31,091
                                                --------- --------- --------
                                                --------- --------- --------
    Identifiable assets:
         United States . . . . . . . . . . .    $ 251,706 $ 226,039 $178,262
         Taiwan. . . . . . . . . . . . . . .       27,743    14,778   20,096
         Japan . . . . . . . . . . . . . . .       25,731    22,848   28,118
         Eliminations. . . . . . . . . . . .      (17,585)   (7,357) (32,523)
                                                --------- --------- --------
                                                $ 287,595 $ 256,308 $193,953
                                                --------- --------- --------
                                                --------- --------- --------
    Export sales from United States to
         unaffiliated customers:
         Canada. . . . . . . . . . . . . . .    $      51 $      50 $    207
         Taiwan. . . . . . . . . . . . . . .          190         9       59
         Japan . . . . . . . . . . . . . . .          211     1,273        6
         Other Asia. . . . . . . . . . . . .        6,621    26,189   13,594
         Europe. . . . . . . . . . . . . . .        1,212     3,668    2,134
                                                --------- --------- --------
                                                $   8,285 $  31,189 $ 16,000
                                                --------- --------- --------
                                                --------- --------- --------

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(13) SUBSEQUENT EVENT

    On August 19, 1997 the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $0.001 per share (the "Common Stock") of the Company. The dividend is payable on August 29, 1997 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $0.001 per share of the Company at a price of $60.00 per Unit subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 19, 1997 between the Company and BankBoston, N.A., as Rights Agent.

                                                                     SCHEDULE II

                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS
                                    (in thousands)



                                                          Additions
                                                         Charged to
                                   Beginning  Costs and  Deductions    Ending
Allowance for Doubtful Accounts     Balance    Expenses  Write-Offs   Balance
-------------------------------    ---------  --------   ----------   -------
Year ended June 30, 1997.......    $     916  $    286   $     (539)  $   663

Year ended June 30, 1996.......          534       866         (484)      916

Year ended June 30, 1995.......          218       458         (142)      534

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 24, 1997              OAK TECHNOLOGY, INC.



                                       By:/s/ Sidney S. Faulkner
                                          ------------------------------------
                                                 Sidney S. Faulkner
                                                 Vice President, Finance,
                                                 Chief Financial Officer
                                                 and Secretary

                                  POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David D. Tsang and Sidney S. Faulkner, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                         Title                         Date
---------                         -----                         ----

/s/ David D. Tsang      President, Chief Executive Officer   September 24, 1997
----------------------  and Director
David D. Tsang          (Principal Executive Officer)


/s/ Sidney S. Faulkner  Vice President, Finance,             September 24, 1997
----------------------  Chief Financial Officer and
Sidney S. Faulkner      Secretary
                        (Principal Financial and Accounting
                        Officer)


/s/ Richard B. Black    Director                             September 24, 1997
----------------------
Richard B. Black


/s/ Ta-Lin Hsu          Director                             September 24, 1997
----------------------
Ta-Lin Hsu


/s/ Timothy Tomlinson   Director                             September 24, 1997
----------------------
Timothy Tomlinson

                                    EXHIBIT INDEX


                                                                Sequentially
Exhibit                                                            Numbered
Number   Exhibit Title                                               Page
------   -------------                                               ----
3.03 Certificate of Correction to the Restated Certificate of Incorporation of the Company

4.05     Form of Certificate of Designation of Series A Junior
         Participating Preferred Stock of the Company dated
         August 18, 1997

4.06 Rights Agreement between the Company and BankBoston, N.A. dated August 19, 1997

10.20 First Amendment to Plan of Reorganization and Agreement of Merger dated October 27,1995 among the Company, Oak Acquisition Corporation, Pixel Magic, Inc. and the then shareholders of Pixel dated June 25, 1996 and Second Amendment thereto dated June 13, 1997

10.21    First Amendment to Non-Compete and Technology Transfer
         Agreement by and amongthe Company, Pixel Magic, Inc. and
         Peter D. Besen dated June 13, 1997**

10.22    Agreement of Termination of Employment Agreement between
         Pixel Magic, Inc. and Peter D. Besen dated June 13, 1997

10.23    Agreement of Termination of Employment Agreement between
         Pixel Magic, Inc. and Don Schulsinger dated June 13, 1997

10.24    Release and Settlement Agreement between the Company and
         United Microelectronics Corporation dated July 31, 1997**

11.01    Statement regarding computation of net income per share

23.01    Consent of Independent Auditors

24.01    Power of Attorney (see page 55 of this Form 10-K)

27.01    Financial Data Schedule

-----------------
**  Confidential treatment granted and/or requested as to portions of the exhibit.
                                          56