Form 10-Q
period 1997-09-30
OAK TECHNOLOGY INC
filed 1997-11-13
CIK 824225

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

As of September 30, 1997, there were outstanding 41,745,450 shares of the Registrant's Common Stock, par value $0.001 per share.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                    INDEX

PART  I - FINANCIAL INFORMATION                                           PAGE
                                                                          ----

Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 1997
            and June 30, 1997. . . . . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Operations for the
            Three Months ended September 30, 1997 and 1996 . . . . . . .    4

            Consolidated Statements of Cash Flows for the
            Three Months Ended September 30, 1997 and 1996 . . . . . . .    5

            Notes to Consolidated Financial Statements . . . . . . . . .    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . .   11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   23

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . .   24

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)

                                    ASSETS

                                                                                 September 30,     June 30,
                                                                                     1997            1997
                                                                                 ------------   ------------
                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .   $   91,440     $   87,609
    Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . .       55,349         57,660
    Accounts receivable, net of allowance for doubtful accounts of
         $663 and $663, respectively. . . . . . . . . . . . . . . . . . . . . .       27,002         24,872
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,520         12,322
    Current portion of foundry deposits . . . . . . . . . . . . . . . . . . . .       15,415         15,015
    Deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,350          4,350
    Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .        4,434          4,107
                                                                                 ------------   ------------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .      208,510        205,935
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .       22,597         19,958
Foundry deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,745         19,145
Investment in foundry venture . . . . . . . . . . . . . . . . . . . . . . . . .       39,618         39,618
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,956          2,939
                                                                                 ------------   ------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  292,426     $  287,595
                                                                                 ------------   ------------
                                                                                 ------------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt . . . . . . . . . . . .   $    6,619     $    7,264
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,569         16,144
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,582          9,882
    Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,660          3,893
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          532            584
                                                                                 ------------   ------------
         Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .       36,962         37,767
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,400          2,496
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,151          6,344
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        2,265          2,291
                                                                                 ------------   ------------
         Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .       45,778         48,898
                                                                                 ------------   ------------

Stockholders' equity:
    Preferred stock, $0.001 par value; 2,000,000 shares authorized;
       none issued and outstanding as of September 30, 1997 and
       June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -              -
    Common stock, $0.001 par value; 60,000,000 shares authorized;
       41,745,450 and 41,086,754 shares issued and outstanding as of
       September 30, 1997 and June 30, 1997, respectively . . . . . . . . . . .           42             41
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .      161,658        159,901
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       84,948         78,755
                                                                                 ------------   ------------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .      246,648        238,697
                                                                                 ------------   ------------
         Total liabilities and stockholders' equity . . . . . . . . . . . . . .   $  292,426     $  287,595
                                                                                 ------------   ------------
                                                                                 ------------   ------------

          See accompanying notes to consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                            -------------------------
                                                                1997          1996
                                                            -----------   -----------
Net revenues. . . . . . . . . . . . . . . . . . . . . .      $  43,293     $  18,926
Cost of revenues. . . . . . . . . . . . . . . . . . . .         20,755        10,216
                                                            -----------   -----------
         Gross profit . . . . . . . . . . . . . . . . .         22,538         8,710
Research and development expenses . . . . . . . . . . .         10,831         8,094
Selling, general and administrative expenses. . . . . .          6,311         4,293
                                                            -----------   -----------
         Operating income (loss). . . . . . . . . . . .          5,396        (3,677)
Nonoperating income . . . . . . . . . . . . . . . . . .          4,131         1,134
                                                            -----------   -----------
         Income (loss) before income taxes. . . . . . .          9,527        (2,543)
Income taxes (benefit). . . . . . . . . . . . . . . . .          3,334          (890)
                                                            -----------   -----------
         Net income (loss). . . . . . . . . . . . . . .      $   6,193     $  (1,653)
                                                            -----------   -----------
                                                            -----------   -----------
Net income (loss) per share . . . . . . . . . . . . . .      $    0.15     $   (0.04)
                                                            -----------   -----------
                                                            -----------   -----------
Shares used in computing net income (loss) per share. .         42,569        40,297
                                                            -----------   -----------
                                                            -----------   -----------

          See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1997          1996
                                                                          -----------   -----------

Cash flows from operating activities:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .      $  6,193      $ (1,653)
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization. . . . . . . . . . . . . . . .         1,577         1,273
         Inventory related adjustments. . . . . . . . . . . . . . . .         1,077        (1,990)
         Equity in loss of unconsolidated affiliates. . . . . . . . .             -           119
         Deferred income taxes. . . . . . . . . . . . . . . . . . . .        (2,193)       (1,146)
         Changes in operating assets and liabilities:
             Accounts receivable. . . . . . . . . . . . . . . . . . .        (2,130)        4,908
             Inventories. . . . . . . . . . . . . . . . . . . . . . .           725         4,726
             Prepaid expenses and other current assets. . . . . . . .          (429)          534
             Accounts payable and accrued expenses. . . . . . . . . .        (2,875)       (2,018)
             Income taxes payable, deferred revenue and other
                 liabilities  . . . . . . . . . . . . . . . . . . . .         3,016           312
                                                                          -----------   -----------
                 Net cash provided by operating activities. . . . . .         4,961         5,065
                                                                          -----------   -----------
Cash flows from investing activities:
         Purchases of short-term investments. . . . . . . . . . . . .       (21,401)      (11,340)
         Proceeds from matured short-term investments . . . . . . . .        23,712        10,182
         Additions to property and equipment, net . . . . . . . . . .        (4,131)       (1,336)
         Utilization of foundry deposits. . . . . . . . . . . . . . .             -           934
         Other assets . . . . . . . . . . . . . . . . . . . . . . . .             -           (21)
                                                                          -----------   -----------
                 Net cash used in investing activities. . . . . . . .        (1,820)       (1,581)
                                                                          -----------   -----------
Cash flows from financing activities:
    Issuance of debt. . . . . . . . . . . . . . . . . . . . . . . . .         1,551        10,362
    Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . .        (2,292)      (12,409)
    Issuance of common stock, net . . . . . . . . . . . . . . . . . .         1,431           480
                                                                          -----------   -----------
                 Net cash provided by (used in) financing activities.           690        (1,567)
                                                                          -----------   -----------
Net increase in cash and cash equivalents . . . . . . . . . . . . . .         3,831         1,917
Cash and cash equivalents, beginning of period. . . . . . . . . . . .        87,609        44,934
                                                                          -----------   -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . .      $ 91,440      $ 46,851
                                                                          -----------   -----------
                                                                          -----------   -----------
Supplemental information:
    Cash paid during the period:
         Interest . . . . . . . . . . . . . . . . . . . . . . . . . .      $     90      $    107
                                                                          -----------   -----------
                                                                          -----------   -----------
         Income taxes . . . . . . . . . . . . . . . . . . . . . . . .      $  2,322      $     20
                                                                          -----------   -----------
                                                                          -----------   -----------
Noncash investing and financing activities:
    Benefit related to stock plans. . . . . . . . . . . . . . . . . .      $    327      $    281
                                                                          -----------   -----------
                                                                          -----------   -----------
    Adjustment to foundry commitments . . . . . . . . . . . . . . . .      $      -      $(14,400)
                                                                          -----------   -----------
                                                                          -----------   -----------

             See accompanying notes to consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  BASIS OF PREPARATION

    The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1997, included in the Oak Technology, Inc. (the "Company") 1997 Annual Report on Form 10-K filed with the Commission.

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

3.  INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                          September 30,      June 30,
                                              1997            1997
                                          --------------  ------------
Purchased parts and work in process . . .   $  4,226        $  5,521
Finished goods  . . . . . . . . . . . . .      6,294           6,801
                                          --------------  ------------
                                            $ 10,520        $ 12,322
                                          --------------  ------------
                                          --------------  ------------

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (CONTINUED)

4.  CONTINGENCIES

    The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock
(excluding the defendants and parties related to them) for the period July
27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court Judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997.

    The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court Judge granted the Oak defendants Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997.

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

4.  CONTINGENCIES (CONTINUED)

    In connection with these legal proceedings, the Company has incurred, and expects to continue to incur, substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

5.  FOUNDRY AGREEMENTS AND INVESTMENT IN FOUNDRY VENTURE

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

    In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of the Company's future wafer purchases required under the original agreement and the elimination of required future cash prepayments of approximately $73 million. Under the amended agreement, no additional prepayment is required; however, the Company must utilize the entire amount of the prepayment paid to date through a certain committed amount of wafer purchases in the years 1997, 1998, and 1999 or a portion of the prepayment will be forfeited. The Company currently believes the terms and conditions of the agreement as amended will be met although no assurance can be given in this regard.

    In September 1996, April 1997 and September 1997, the Company amended its agreement with Chartered. The amendments resulted in a reduction of the Company's future wafer purchase commitments and the elimination of required future cash deposits under the original agreement of approximately $36 million. Under the amended agreement, the required future cash deposits of approximately $36 million could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

    The deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $34.2 million as of September 30, 1997. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (CONTINUED)

5.  FOUNDRY AGREEMENTS AND INVESTMENT IN FOUNDRY VENTURE (CONTINUED)

INVESTMENT IN FOUNDRY VENTURE

    In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation ("UMC") to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. In January 1996, the Company made an initial payment of $13.7 million and in January 1997, the Company made a second payment of $25.9 million due under this agreement. The final payment under this agreement of approximately $11.3 million, based on current exchange rates, is due during the quarter ended December 31, 1997. The Company has entered into a forward contract which is effectively a hedge against the final payment. If for any reason the Company does not make all or a portion of this final payment, a loss may have to be recognized upon settlement of the forward contract during the quarter ended December 31,
1997.   Investment in the foundry venture was approximately $39.6 million as of September 30, 1997. Upon completion of the final payment of approximately $11.3 million, the Company expects to have invested a total of approximately $51 million for 9.3% of the total available shares of the venture. As an investor in this venture, the Company will have rights to a portion of the total wafer capacity for the manufacture of its proprietary products. There can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

    On October 3, 1997, a fire damaged the UICC facility causing an undetermined amount of damage to the manufacturing equipment and to the building. Representations by UICC management indicate that all of the equipment and a significant portion of the building were completely destroyed. UICC management and it's insurance carrier are in the process of determining whether the losses are covered by insurance, and therefore, at this time, no assurance can be given that the losses are covered by insurance. Any uninsured losses recorded by UICC as a result of the fire would have a significant impact on the value of the investment and could have a material adverse effect on the Company's business, operating results and financial condition. No charge to reflect any impairment of the investment has been recorded as of September 30, 1997. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements, however there can be no assurance that such substitute foundry capacity will be available to the Company. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (CONTINUED)


6.  SETTLEMENT AWARDS

    In September 1997, the Company received $2.6 million pursuant to a Settlement Agreement entered into on July 31, 1997 between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997 based on the Company's belief that certain CD-ROM controllers infringed one or more of the Company's patents. Proceeds from this settlement were recorded as miscellaneous income and are included in nonoperating income for the period ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (i) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY BE SUBJECT TO FURTHER ADJUSTMENT, (ii) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS, (iii) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY, (iv) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (v) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR THE ENTRY OF NEW COMPETITORS INTO THE COMPANY'S MARKETS, (vi) THE COMPANY'S ABILITY TO DIVERSIFY ITS PRODUCT AND MARKET BASE BY DEVELOPING AND INTRODUCING NEW PRODUCTS WITHIN DESIGNATED MARKET WINDOWS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (vii) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS, (viii) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (ix) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE LICENSES OF THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (x) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS, (xi) DEPENDENCE ON KEY PERSONNEL, (xii) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (xiii) DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS, (xiv) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (xv) ABILITY OF THE COMPANY TO MAINTAIN ADEQUATE PRICE LEVELS AND MARGINS WITH RESPECT TO ITS PRODUCTS, (xvi) MANAGEMENT OF CHANGING OPERATIONS RELATED TO THE COMPANY'S ATTEMPT TO DIVERSIFY ITS PRODUCT AND MARKET BASE, (xvii) CURRENT DEPENDENCE ON SALES TO THE ASIAN MARKETS, (xviii) THE ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND (xix) OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997.

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

    The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Except pursuant to its agreements with TSMC and Chartered, the Company's foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from sales of its CD-ROM controller products which comprised 86% and 77% of the Company's net revenues in the three months ended September 30, 1997 and 1996 respectively. Net revenues increased 129% to $43.3 million in the three months ended September 30, 1997 from $18.9 million in the comparable period of fiscal 1997. This increase was primarily attributable to an increase in unit sales of CD-ROM controllers from the comparable period of fiscal 1997 partially offset by a decline in the average selling price ("ASP") of the CD-ROM controllers. The increase in unit sales is primarily the result of the relatively low unit sales in the comparable period of fiscal 1997 resulting from customer decisions to reduce inventory, an overall slowdown in the PC market and a shift in the CD-ROM industry from 4x speed drives to 6x and 8x speed drives. Although the Company is attempting to diversify its revenue product base, it anticipates that CD-ROM controller sales will continue to account for a substantial majority of its revenue in the foreseeable future. As the Company has been experiencing continued pressure on CD-ROM controller ASPs, increased competition and a maturation of the CD-ROM controller market, the Company does not anticipate year over year growth to continue at the same rate in the foreseeable future. In the three months ended September 30, 1997 and 1996, sales to the Company's top ten customers accounted for approximately 82% and 79%, respectively, of the Company's net revenues. International sales, principally to Taiwan, Japan, Korea and Singapore, accounted for approximately 96% and 92% of the Company's net revenues in each of the three months ended September 30, 1997 and 1996, respectively. See "Factors That May Affect Future Results" below.

    GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 52.1% in the three month period ended September 30, 1997 as compared to 46.0% during the comparable period in the prior year. Gross margin in the three month period ended September 30, 1996 included the impact of a favorable manufacturing cost adjustment of $1.5 million. Excluding the effect of this adjustment, gross margin would have been 38.1%. The increase in gross margin, during the comparison periods, is primarily the result of a product mix shift to higher margin CD-ROM controllers during the comparison periods. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product.
The Company is currently experiencing severe price pressure on its CD-ROM
controller and MPEG products and expects such price erosion to continue.   A
decline in ASPs that is not offset by a reduction in production costs or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially adversely affect the Company's operating results. In addition, the Company believes that gross margins for new products in all of its core technologies will be lower than historical levels and that, as a result, gross margins in general will decline in the future.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 34% to $10.8 million in the three months ended September 30, 1997 from $8.1 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional technical personnel and associated expenses. Research and development expenses decreased as a percentage of net revenues to 25.0% during the three months ended September 30, 1997 from 42.8% in the comparable period in the prior year due primarily to the significant increase in the Company's net revenues in the current period compared to the comparable period of fiscal 1997. The Company will continue to invest substantial resources in research and development, including hiring additional technical personnel, in an effort to maintain its technological leadership in the CD-ROM controller market and diversify its product development in its other core technologies: video/graphics, MPEG imaging, audio/communication and digital imaging. As a result, the Company expects to incur higher absolute research and development expenses in the remainder of fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 47% to $6.3 million in the three months ended September 30, 1997 from $4.3 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional management and administrative personnel and associated expenses. Selling, general and administrative expenses decreased as a percentage of net revenues to 14.6% in the three months ended September 30, 1997 from 22.7% during the comparable period in fiscal 1997, due primarily to a significant increase in the Company's net revenues in the comparison periods. As a result of the continuing efforts to develop the Company's support infrastructure and hire additional senior management personnel, the Company expects to incur higher absolute selling, general and administrative expenses in the remainder of fiscal 1998.

    NONOPERATING INCOME. During the three months ended September 30, 1997, nonoperating income increased to $4.1 million from $1.1 million during the comparable three months of fiscal 1997. This increase was primarily the result of the receipt of approximately $2.6 million related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997. See ("Legal Proceedings")

    INCOME TAXES. The overall effective tax rate for the three months ended September 30, 1997 as well as the comparable period of fiscal 1997 was 35.0%.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following factors should be carefully considered in evaluating the Company and its business.

    The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, the timing of new product introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, the cyclical nature of both the semiconductor industry, the market for PCs and the markets addressed by the Company's products, seasonal customer demand, the Company's ability to diversify its product offerings, the competitiveness of the Company's customers, the timing of significant orders and order cancellations or rescheduling, significant increases in expenses associated with the expansion of operations and development of the Company's support infrastructure, and changes in pricing policies by the Company, its competitors or its suppliers, including decreases in ASPs of the Company's products. In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any adverse judgment in, the Company's ongoing shareholder legal proceedings.
The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or by order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

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

    The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASP's and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. The Company is currently attempting to enter several new markets in which the Company has not previously operated. These markets are intensely competitive and the Company will have to compete with large domestic and international companies that have long standing relationships with the Company's target customers. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. The
Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the Company's customers products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

    The willingness of prospective customers to design the Company's products into their products depends, to a significant extent, upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, particularly the PC market and the consumer electronics market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, the Company anticipates that ASPs on its products will decline. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating results will be materially adversely affected. In addition, if the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, the result would be a material adverse effect on the Company's business, financial condition and operating results.

    The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. Currently, the Company's financial performance is dependent upon the Company's level of success in the CD-ROM controller market. In an effort to diversify its product and market base, the Company has invested substantial resources in optical storage as well as in its other core technologies: video/graphics, MPEG imaging, audio/communications, and digital imaging. There can be no assurance that products currently under development in these core technologies or any other new products will be successfully developed or will achieve market acceptance, thereby affecting the Company's ability to achieve diversification of its products and markets. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, securing sufficient foundry capacity for volume manufacturing of wafers, quality of new products and achievement of acceptable manufacturing yields from the Company's contract manufacturers.
 Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts or the failure of the Company to achieve market acceptance of its new products would have a material adverse effect on the Company's business, financial condition and operating results.

    The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has three patents granted, fourteen patents pending, twenty-two patents in preparation in the United States, and two international patents pending. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be manufactured or sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. On July 21, 1997, the Company filed a complaint with the International Trade Commission ("ITC") against certain Asian manufacturers of optical storage controller devices based on the Company's belief that such devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing such infringing CD-ROM controllers. (See "Legal Proceedings"). There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its foundries may, from time to time, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or
to establish the validity of the Company's proprietary rights.   The Company
recently initiated such litigation by filing a complaint with the International Trade Commission (See "Legal Proceedings"). Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company has a limited portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company, or its customers, and a license is not made available to the Company on commercially reasonable terms, or if the Company is required to pay substantial damages or awards, the Company's business, financial condition and operating results would be materially adversely affected.

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

    Certain technology used in the Company's products is licensed from third parties. Some of the Company's products, particularly those targeted for the DVD market, require certain types of copy protection software that the Company must license from third parties. In addition, if the Company is to successfully design and develop technologically advanced products, it must license a variety of software design and development tools from third parties. There can be no assurance that such licenses, or licenses of other third party technology, will be available on terms acceptable to the Company, if at all. The inability of the Company to enter into such license arrangements on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Certain of the Company's foundry agreements require up-front, nonrefundable prepayments or deposits and these fixed costs could affect the Company's operating margins if the Company is unable to utilize the minimum number of wafers required under the agreements. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. The Company has recently experienced a decrease in the supply of available foundry capacity which in turn has created an increase in the lead time required to manufacture the Company's products. If the Company is unsuccessful in getting its customers to place orders on a longer lead time, the Company may be unable to fulfill customer demand. In addition, the Company had anticipated that it would be able to satisfy a small portion of its manufacturing requirements from UICC; however due to the recent fire at UICC the Company will not be able to utilize this foundry in the foreseeable future. UICC management has indicated that capacity will be available through substitute capacity arrangements, however no assurance can be given as to the availability of such capacity. The loss of any of these foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products, which could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

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

    Sales of the Company's CD-ROM controller products comprised 86% and 77% of the Company's net revenues in the three months ended September 30, 1997 and 1996, respectively. Sales of CD-ROM controller products are expected to continue to account for a substantial portion of the Company's total revenues for the foreseeable future. The market for CD-ROM controller products continues to mature and therefore, it is expected that sales of such products will not necessarily continue to grow at historical rates and will be influenced by the traditional seasonality associated with the PC market. In addition, given the continued maturation of the CD-ROM controller market, the Company will continue to experience increased price pressure for such
products.   In addition, there can be no assurance that the Company will be able to sustain the current level of such product sales or current operating margins. There can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future. It is anticipated that the introduction of DVD-ROM drives will impact the demand for CD-ROM controller products. Any decrease in the overall level of sales of, or the prices for, the Company's CD-ROM controller products, due to introductions of products by present or future competitors, a decline in demand for CD-ROM controller products, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations.

    International sales, principally to Taiwan, Japan, Korea and Singapore, accounted for approximately 96% and 92% of the Company's net revenues in each of the three months ended September 30, 1997 and 1996, respectively. A substantial portion of the Company's international revenues in the comparison periods were derived from Japanese, Taiwanese and Korean and Singapore manufacturers of CD-ROM drives. Accordingly, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax rates, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Most of the Company's foreign sales are negotiated in U.S. dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or results of operations or require the Company to modify its current business practices.

    A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In the three months ended September 30, 1997 and 1996, sales to the Company's top ten customers accounted for approximately 82% and 79%, respectively, of the Company's net revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions.

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

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year

2000" requirements. The Company has no way of determining whether its customers will be affected by these Year 2000 requirements. Therefore, the Company can give no assurance that the Year 2000 will not result in a material adverse effect on the Company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of September 30, 1997 consisted of approximately $146.8 million in cash, cash equivalents and short-term investments, approximately $25.0 million in lines of credit with two Japanese financial institutions, of which $19.2 million was available as of September 30, 1997 and approximately $12.6 million in lines of letters of credit with Taiwanese financial institutions of which approximately $11.0 million was available as September 30, 1997.

    During the three months ended September 30, 1997, operating activities provided net cash of approximately $5.0 million. This cash resulted primarily from net income of $6.2 million and non-cash adjustments to net income of $0.5 million, partially offset by net changes in operating assets and liabilities of $1.7 million. Net income includes the impact of the receipt of approximately $2.6 million recorded during the three months ended September 30, 1997 related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997. Investing and financing activities utilized cash of approximately $1.1 million consisting primarily of purchases of property and equipment of $4.1 million and net repayment of debt of $0.7 million, partially offset by net proceeds from matured short term investments of $2.3 million and proceeds from issuance of common stock of $1.4 million.

    The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. Capital expenditures for the remainder of fiscal 1998 are anticipated to be approximately $8.3 million. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

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

    In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of the Company's future wafer purchases required under the original agreement and the elimination of required future cash prepayments of approximately $73 million. Under the amended agreement, no additional prepayment is required; however, the Company must utilize the entire amount of the prepayment paid to date through a certain committed amount of wafer purchases in the years 1997, 1998, and 1999 or a portion of the prepayment will be forfeited. The Company currently believes the terms and conditions of the agreement as amended will be met although no assurance can be given in this regard.

    In September 1996, April 1997 and September 1997, the Company amended its agreement with Chartered. The amendments resulted in a reduction of the Company's future wafer purchase commitments and the elimination of required future cash deposits under the original agreement of approximately $36 million. Under the amended agreement, the required future cash deposits of approximately $36 million could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement as amended will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

    The deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $34.2 million as of September 30, 1997. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements.

    In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation ("UMC") to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. In January 1996, the Company made an initial payment of $13.7 million and in January 1997, the Company made a second payment of $25.9 million due under this agreement. The final payment under this agreement of approximately $11.3 million, based on current exchange rates, is due during the quarter ended December 31, 1997. The Company has entered into a forward contract which is effectively a hedge against the final payment. If for any reason the Company does not make all or a portion of this final payment, a loss may have to be recognized upon settlement of the forward contract during the quarter ended December 31,
1997.   Investment in the foundry venture was approximately $39.6 million as of September 30, 1997. Upon completion of the final payment of approximately $11.3 million, the Company expects to have invested a total of approximately $51 million for 9.3% of the total available shares of the venture. As an investor in this venture, the Company will have rights to a portion of the total wafer capacity for the manufacture of its proprietary products. However, due to the recent fire in the UICC foundry in which the Company has invested, the Company will be unable to utilize its guaranteed capacity until sometime in the future, if at all. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements, however there can be no assurance that such substitute foundry capacity will be available to the Company. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock
(excluding the defendants and parties related to them) for the period July
27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court Judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997.

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

    On July 21, 1997, the Company filed a complaint with the International Trade Commission ("ITC") based on the Company's belief that certain CD-ROM controllers infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or product containing such infringing CD-ROM controller. A formal investigative proceeding was instituted by the ITC on August 19, 1997, naming as respondents: Winbond Electronics Corporation; Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; and Wearnes Electronics Malaysia Sendirian Berhad. Discovery proceedings are now ongoing and a full hearing of the matter has not yet been scheduled, but is expected to occur in 1998. In connection with this legal proceeding, the Company expects to incur substantial legal and other expenses.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) Pursuant to Item 701 of Regulation S-K, during the period 5/14/97 (the date of the Company's Form SR previously filed) through 9/30/97, the Company used proceeds from the sale of securities from its initial public offering (Registration number 2-87518, effective 2/13/95) as follows:

             $510,823 payment to others relating to research and development.

The Company has now completely used all the proceeds from the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.

    Exhibit
    Number       Exhibit Title
    ------       -------------
    3.01         The Company's Restated Certificate of Incorporation, as
                 amended (1)

    3.02         The Company's Restated Bylaws (2)

    3.03 Certificate of Correction to the Restated Certificate of Incorporation of the Company (16)

    4.01         Form of Specimen Certificate for the Company's Common Stock
                 (3)

    4.02 Amended and Restated Registration Rights Agreement dated as of October 15, 1993 among the Company and various investors (3)

    4.03 The Company's Restated Certificate of Incorporation, as amended (See Exhibit 3.01)

    4.04         The Company's Restated Bylaws (See Exhibit 3.02)

    4.05 Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company dated August 18, 1997 (16)

    4.06         Rights Agreement between the Company and BankBoston, N.A.
                 dated August 19, 1997 (16)

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

    10.12        Employee Incentive Plan effective January 1, 1995 (3)*

    10.13 Option Agreement between Oak Technology, Inc., and Taiwan Semiconductor Manufacturing Co., Ltd. dated as of August 8, 1996 (14)**

    10.14 Foundry Venture Agreement between the Company and United Microelectronics Corporation dated as of October 2, 1995 (6)
                 (12)

    10.15 Fab Ven Foundry Capacity Agreement among the Company, Fab Ven and United Microelectronics Corporation dated as of October 2, 1995 (7) (12)

    10.16 Written Assurances Re: Foundry Venture Agreement among the Company, United Microelectronics Corporation and Fab Ven dated as of October 2, 1995 (8) (12)

    10.17 Lease Agreement dated June 15, 1995 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated 7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77 (Richard T.Peery Separate Property Trust) as amended, and the Company (lease agreement for 130 Kifer Court, Sunnyvale, California) (9), and amendments thereto dated June 15, 1995 and August 18, 1995 (10)

    10.18 Deposit Agreement dated November 8, 1995 between Chartered Semiconductor Manufacturing Ltd. and the Company (11), and Amendment Agreement (No. 1) thereto dated September 25,1996
                 (13)**

    10.19 Amendment Agreement (No. 2) dated April 7, 1997 to Deposit Agreement dated November 8, 1995 between Chartered Semiconductor Manufacturing Ltd. and the Company(15) and addendum thereto dated September 26, 1997**

    10.20 First Amendment to Plan of Reorganization and Agreement of Merger dated October 27, 1995 among the Company, Oak Acquisition Corporation, Pixel Magic, Inc. and the then shareholders of Pixel dated June 25, 1996 and Second Amendment thereto dated June 13, 1997 (16)

    10.21 First Amendment to Non-Compete and Technology Transfer Agreement by and among the Company, Pixel Magic, Inc. and
                 Peter D. Besen dated June 13, 1997   (16)**

    10.22 Agreement of Termination of Employment Agreement between Pixel Magic, Inc. and Peter D. Besen dated June 13, 1997 (16)

    10.23 Agreement of Termination of Employment Agreement between Pixel Magic, Inc. and Don Schulsinger dated June 13, 1997 (16)

    10.24 Release and Settlement Agreement between the Company and United Microelectronics Corporation dated July 31, 1997 (16)**

    11.01        Statement regarding computation of net income (loss) per share

    27.01        Financial Data Schedule

--------------------------
(1) Incorporated herein by reference to exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(2) Incorporated herein by reference to exhibit 3.05 filed with the Company's Registration Statement on Form S-1 (File No. 33-87518) declared effective by the Securities and Exchange Commission on February 13, 1995 (the "February 1995 Form S-1").
(3) Incorporated herein by reference to the exhibit with the same number filed with the February 1995 Form S-1.
(4) Incorporated herein by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-4334) on May 2, 1996.
(5) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(6) Incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated October 2, 1995
         (the "October 1995 form 8-K").
(7) Incorporated herein by reference to Exhibit 2.2 filed with the October 1995 Form 8-K.
(8) Incorporated herein by reference to Exhibit 2.3 filed with the October 1995 Form 8-K.
(9) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(10) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended
         June 30, 1996.
(11) Incorporated herein by reference to Exhibit 10.04 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
(12) Confidential treatment has been granted with respect to portions of this exhibit.
(13) Incorporated herein by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(14) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(15) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(16) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

--------------------------
*        Indicates Management incentive plan.
** Confidential treatment granted and/or requested as to portions of the exhibit.

(b) Reports on Form 8-K
    The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OAK TECHNOLOGY, INC.
                                       (Registrant)




Date:  November 11, 1997

                                       /S/ SIDNEY S. FAULKNER
                                       -----------------------
                                       Sidney S. Faulkner
                                       Vice President, Finance,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)

                               EXHIBIT INDEX


    Exhibit
    Number       Exhibit Title
    ------       -------------
    10.19 Amendment Agreement (No. 2) dated April 7, 1997 to Deposit Agreement dated November 8, 1995 between Chartered Semiconductor Manufacturing Ltd. and the Company(15) and addendum thereto dated September 26, 1997**
    11.01     Statement regarding computation of net income (loss) per share
    27.01     Financial Data Schedule