Form 10-Q
period 1997-12-31
OAK TECHNOLOGY INC
filed 1998-02-13
CIK 824225

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

As of December 31, 1997, there were outstanding 41,933,225 shares of the Registrant's Common Stock, par value $0.001 per share.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                     INDEX


Part  I - Financial Information                               Page
                                                              ----

Item 1.  Financial Statements

          Consolidated Balance Sheets as of December 31, 1997
          and June 30, 1997 ..................................  3

          Consolidated Statements of Operations for the
          Three Months and Six Months ended
          December 31, 1997 and 1996..........................  4

          Consolidated Statements of Cash Flows for the
          Six Months Ended December 31, 1997 and 1996.........  5

          Notes to Consolidated Financial Statements..........  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....... 12


Part II - Other Information

Item 1.   Legal Proceedings................................... 29

Item 4.   Submission of Matters to a Vote of Security
          Holders............................................. 32

Item 6.   Exhibits and Reports on Form 8-K.................... 33

Signatures.................................................... 37

Exhibit Index................................................. 38

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                    ASSETS

                                                       December 31,     June 30,
                                                           1997           1997
                                                       ------------    ----------
                                                       (Unaudited)
Current assets:
 Cash and cash equivalents............................  $  77,303      $  87,609
 Short-term investments...............................     55,643         57,660
 Accounts receivable, net of allowance for
   doubtful accounts of $653 and $663, respectively...     27,991         24,872
 Inventories..........................................     12,184         12,322
 Current portion of foundry deposits..................     15,440         15,015
 Deferred tax asset...................................      4,350          4,350
 Prepaid expenses and other current assets............      5,194          4,107
                                                       ----------     ----------
   Total current assets...............................    198,105        205,935
Property and equipment, net...........................     24,892         19,958
Foundry deposits......................................     18,265         19,145
Investment in foundry venture.........................     51,234         39,618
Other assets..........................................      2,881          2,939
                                                       ----------     ----------
   Total assets....................................... $  295,377     $  287,595
                                                       ----------     ----------
                                                       ----------     ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable and current portion of long-term debt.. $    9,505     $    7,264
 Accounts payable.....................................     14,778         16,144
 Accrued expenses.....................................     11,623          9,882
 Income taxes payable.................................        154          3,893
 Deferred revenue.....................................        453            584
                                                        ---------     ----------
  Total current liabilities...........................     36,513         37,767
Long-term debt........................................         54          2,496
Deferred income taxes.................................      4,151          6,344
Other long-term liabilities...........................        235          2,291
                                                       ----------     ----------
   Total liabilities..................................     40,953         48,898
                                                       ----------     ----------
Stockholders' equity:
 Preferred stock, $0.001 par value; 2,000,000 shares
  authorized; none issued and outstanding as of
  December 31, 1997 and June 30, 1997.................          -              -

 Common stock, $0.001 par value; 60,000,000 shares
  authorized; 41,933,225 and 41,086,754 shares issued
  and outstanding as of December 31, 1997 and June 30,
  1997, respectively..................................         42             41
 Additional paid-in capital...........................    161,832        159,901
 Retained earnings....................................     92,550         78,755
                                                       ----------     ----------
   Total stockholders' equity.........................    254,424        238,697
                                                       ----------     ----------
   Total liabilities and stockholders' equity......... $  295,377     $  287,595
                                                       ----------     ----------
                                                       ----------     ----------

         See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                             Three Months Ended            Six Months Ended
                                                                December 31,                 December 31,
                                                        ------------------------      ------------------------
                                                           1997           1996           1997          1996
                                                        ---------      ---------      ---------     ---------
Net revenues..........................................  $  49,353      $  47,611      $  92,646     $  66,537
Cost of revenues......................................     23,233         15,225         43,988        25,441
                                                        ---------      ---------      ---------     ---------
  Gross profit........................................     26,120         32,386         48,658        41,096
Research and development expenses.....................     12,175          7,860         23,006        15,954
Selling, general and administrative expenses..........      7,836          5,087         14,147         9,380
                                                        ---------      ---------      ---------     ---------
  Operating income....................................      6,109         19,439         11,505        15,762
Nonoperating income, net..............................      5,586            850          9,718         1,984
                                                        ---------      ---------      ---------     ---------
  Income before income taxes..........................     11,695         20,289         21,223        17,746
Income taxes..........................................      4,093          7,101          7,428         6,211
                                                        ---------      ---------      ---------     ---------
  Net income..........................................  $   7,602      $  13,188      $  13,795     $  11,535
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------

Net income per share:
  Basic...............................................  $    0.18      $    0.33      $    0.33     $    0.29
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
  Diluted.............................................  $    0.18      $    0.31      $    0.32     $    0.27
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
Shares used in computing net income per share:
  Basic...............................................     41,824         40,382         41,716        40,348
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
  Diluted.............................................     42,643         42,701         42,762        42,399
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------

         See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                              December 31,
                                                        -------------------------
                                                          1997           1996
                                                        ---------      ---------
Cash flows from operating activities:
 Net income...........................................   $ 13,795      $  11,535
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.......................      3,375          2,633
  Inventory-related adjustments.......................        124        (16,590)
  Equity in loss of unconsolidated affiliates.........          -            141
  Deferred income taxes...............................     (2,193)           277
  Foundry deposits utilized...........................        455          2,075
  Changes in operating assets and liabilities:
   Accounts receivable................................     (3,119)        (5,620)
   Inventories........................................         14         16,865
   Prepaid expenses and other current assets..........     (1,199)           564
   Accounts payable and accrued expenses..............     (1,625)         6,172
   Income taxes payable, deferred revenue and other
    liabilities.......................................     (3,563)         6,706
                                                         --------      ---------
    Net cash provided by operating activities.........      6,064         24,758
                                                         --------      ---------
Cash flows from investing activities:
  Purchases of short-term investments.................    (31,773)       (12,183)
  Proceeds from matured short-term investments........     33,790         16,175
  Additions to property and equipment, net............     (8,139)        (2,030)
  Investment in foundry venture.......................    (11,616)             -
  Other assets........................................          -             25
                                                         --------      ---------
    Net cash provided by (used in) investing
     activities.......................................    (17,738)         1,987
                                                         --------      ---------
Cash flows from financing activities:
 Issuance of debt.....................................      5,146         29,706
 Repayment of debt....................................     (5,347)       (31,112)
 Issuance of common stock, net........................      1,569            541
                                                         --------      ---------
   Net cash provided by (used in) financing
    activities........................................      1,368           (865)
                                                         --------      ---------
Net increase (decrease) in cash and cash equivalents..    (10,306)        25,880
Cash and cash equivalents, beginning of period........     87,609         44,934
                                                         --------      ---------
Cash and cash equivalents, end of period..............   $ 77,303      $  70,814
                                                         --------      ---------
                                                         --------      ---------
Supplemental information:
 Cash paid during the period:
  Interest............................................   $    175      $     268
                                                         --------      ---------
                                                         --------      ---------
  Income taxes                                           $ 12,918      $  (1,692)
                                                         --------      ---------
                                                         --------      ---------
Noncash investing and financing activities:
 Benefit related to stock plans.......................   $    363      $   1,004
                                                         --------      ---------
                                                         --------      ---------
 Adjustment to foundry commitments....................   $      -      $ (14,400)
                                                         --------      ---------
                                                         --------      ---------
 Utilization of foundry deposits......................   $    455      $   2,075
                                                         --------      ---------
                                                         --------      ---------

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

2.   NET INCOME PER SHARE

     Basic and diluted net income per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table provides a reconciliation of the components of the basic and diluted earnings per share computations:

                                                            Three Months Ended           Six Months Ended
                                                               December 31,                 December 31,
                                                        ------------------------      -----------------------
                                                           1997          1996           1997           1996
                                                        ---------      ---------      ---------     ---------
Net income...........................................    $  7,602      $  13,188      $  13,795     $  11,535
                                                         --------      ---------      ---------     ---------
                                                         --------      ---------      ---------     ---------
Weighted average number of common
 shares outstanding..................................      41,824         40,382         41,716        40,348
                                                         --------      ---------      ---------     ---------
Shares used in computing basic net income per share..      41,824         40,382         41,716        40,348
                                                         --------      ---------      ---------     ---------
Weighted average number of dilutive common
 equivalent shares used in computing diluted net
 income per share:
   Options...........................................         733          2,162            925         1,899
   Warrants..........................................          86            157            121           152
                                                         --------      ---------      ---------     ---------
Shares used in computing diluted net income per
  share..............................................      42,643         42,701         42,762        42,399
                                                         --------      ---------      ---------     ---------
                                                         --------      ---------      ---------     ---------
Net income per share:
  Basic..............................................    $   0.18      $    0.33      $    0.33     $    0.29
                                                         --------      ---------      ---------     ---------
                                                         --------      ---------      ---------     ---------
  Diluted............................................    $   0.18      $    0.31      $    0.32     $    0.27
                                                         --------      ---------      ---------     ---------
                                                         --------      ---------      ---------     ---------

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)

3.   INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                       December 31,    June 30,
                                                           1997          1997
                                                       ------------    --------
Purchased parts and work in process.................     $  5,488       $  5,521
Finished goods......................................        6,696          6,801
                                                         --------       --------
                                                         $ 12,184       $ 12,322
                                                         --------       --------
                                                         --------       --------

4.   CONTINGENCIES

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil Code Sections 1709/1710 claims, however plaintiffs elected not to amend this claim. Accordingly, the only remaining claim is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)


4.   CONTINGENCIES (CONTINUED)

     The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. Defendants Motion to Dismiss was heard on December 17, 1997. The federal court judge took the matter under submission and has not yet issued a ruling.

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

     All of these actions are in the early stages of proceedings. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)


5.   FOUNDRY AGREEMENTS

     In June and November 1995, the Company entered into agreements with Taiwan Semiconductor Manufacturing Company ("TSMC") and Chartered Semiconductor Manufacturing Pte. Ltd. ("Chartered") to obtain certain additional wafer capacity through the year 2001. The agreements call for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers. The price of such wafers will be determined in the future periods in which specific orders are actually placed. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of the deposits may be forfeited.

     In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of the Company's future wafer purchases required under the original agreement and the elimination of required future cash prepayments of approximately $73 million. Under the amended agreement, no additional prepayment is required; however the Company must utilize the entire amount of the prepayment paid to date through a certain committed amount of wafer purchases in calendar years 1997, 1998, and 1999 or a portion of the prepayment will be forfeited. The Company currently believes the terms and conditions of the agreement, as amended, will be met although no assurance can be given in this regard.

     In September 1996, April 1997 and September 1997, the Company amended its agreement with Chartered. The amendments resulted in a reduction of the Company's future wafer purchase commitments and the elimination of required future cash deposits under the original agreement of approximately $36 million. Under the amended agreement, the required future cash deposits of approximately $36 million could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement, as amended, will be met and that these commitments will not be reinstated although no assurance can be given in this regard.

     The deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $33.7 million as of December 31, 1997. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements although no assurance can be given in this regard.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)


6.   INVESTMENT IN FOUNDRY VENTURE

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation ("UMC") to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. As an investor in this venture, the Company has rights to a portion of the total wafer capacity for the manufacture of its proprietary products. In January 1996, the Company made an initial payment of $13.7 million and in January 1997, the Company made a second payment of $25.9 million due under this agreement. The Company made the final payment of $11.6 million in December 1997. The total value of the investment in the foundry venture as of December 31, 1997 was approximately $51.2 million which represents an investment of approximately 9.3% of the total available shares of the venture.

     On October 3, 1997, a fire damaged the UICC facility causing damage to the manufacturing equipment and to the building. UICC management has indicated that all of the equipment and a significant portion of the building were completely destroyed. Additionally, representations by UICC management indicate the losses are covered by insurance. However until the claim has been settled, no assurance can be given that no uninsured losses will be recorded by UICC as a result of the fire. Any uninsured losses recorded by UICC as a result of the fire may have a significant impact on the value of the investment and could have a material adverse effect on the Company's business, operating results and financial condition. No charge to reflect any impairment of the investment has been recorded as of December 31, 1997. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements. However there can be no assurance that such substitute foundry capacity will be available to the Company. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

7.   SETTLEMENT AWARDS

     In September and October 1997, the Company received $2.6 million and $4.7 million, respectively, pursuant to a Settlement Agreement entered into on July 31, 1997 between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997 based on the Company's belief that certain CD-ROM controllers infringed one of the Company's patents. Proceeds from this settlement were recorded as miscellaneous income and are included in nonoperating income for the periods ended September 30, 1997 and December 31, 1997, respectively.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)


8.   BUSINESS REORGANIZATION

  In January 1998, the Company announced its intention to divest its graphics and audio/communications businesses and focus on three core markets: optical storage, consumer electronics and digital office equipment. As a result of the decision to divest these businesses, and to the extent not offset by any proceeds received from any sale of these businesses, the Company expects to record a charge to operations related to this decision during the quarter ending March 31, 1998.

9.   MERGER AGREEMENT

  On January 29, 1998, the Company and its wholly-owned subsidiary Pixel Magic, Inc. signed a Plan of Reorganization and Agreement of Merger ("The Merger Agreement") with Xerographic Laser Images Corporation ("XLI"), a developer of resolution enhancement technology. Pursuant to the Merger Agreement, XLI will become a wholly-owned subsidiary of Pixel Magic. The Merger Agreement provides for the cash payment of $3,675,000 to XLI shareholders on the effective date of the merger and the right to receive up to an additional $11,325,000 subject to the achievement of certain milestones by XLI over a three year period ending on December 31, 2000. The merger is subject to the approval of XLI shareholders. It is currently anticipated that XLI will be operated as a division of Pixel Magic following the merger.

10.  STOCK REPURCHASE PLAN

  On January 12, 1998, the Company announced that its board of directors had authorized the repurchase of up to 2.0 million shares of its common stock, either in the open market or in private transactions. The repurchase program is authorized for one year, unless further extended by the Company's board of directors. The Company has not purchased any shares since the commencement of the repurchase program.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (i) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY BE SUBJECT TO FURTHER ADJUSTMENT, (ii) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS, (iii) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY, (iv) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (v) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR THE ENTRY OF NEW COMPETITORS INTO THE COMPANY'S MARKETS, (vi) THE COMPANY'S ABILITY TO DIVERSIFY ITS PRODUCT AND MARKET BASE BY DEVELOPING AND INTRODUCING NEW PRODUCTS WITHIN DESIGNATED MARKET WINDOWS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (vii) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS, (viii) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (ix) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE LICENSES OF THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (x) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS, (xi) DEPENDENCE ON KEY PERSONNEL, (xii) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (xiii) DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS, (xiv) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (xv) ABILITY OF THE COMPANY TO MAINTAIN ADEQUATE PRICE LEVELS AND MARGINS WITH RESPECT TO ITS PRODUCTS, (xvi) MANAGEMENT OF CHANGING OPERATIONS RELATED TO THE COMPANY'S RESTRUCTURING AND MANAGEMENT CHANGES ANNOUNCED ON JANUARY 22, 1998, (xvii) CURRENT DEPENDENCE ON SALES TO THE ASIAN MARKETS AND THE GENERAL ECONOMIC CONDITIONS IN ASIA, (xviii) THE ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997.

     The Company designs, develops and markets high performance integrated semiconductors and related software to original equipment manufacturers worldwide that serve the optical storage, consumer electronics and digital office equipment markets. The Company's products typically consist of hardware, firmware and software to provide a complete solution for customers.

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

     In January 1998, the Company began implementation of a strategy to concentrate its efforts on the markets for optical storage, consumer electronics and digital office equipment. As part of this strategy, the Company has decided to divest its graphics and audio/communications businesses and restructure its business to leverage its three core technologies: optical storage, MPEG imaging and digital imaging. As a result of the decision to divest its graphics and audio/communications businesses, and to the extent not offset by any proceeds received from any sale of these businesses, the Company expects to record a charge to operations related to this restructuring during the quarter ended March 31, 1998. No adjustments have been recorded related to this decision as of December 31, 1997.

     As part of its restructuring program, in January 1998, the Company made a change in management by electing a member of its Board of Directors, Richard B. Black, to the position of President. David D. Tsang will continue as the Company's Chief Executive Officer focusing on strategic direction for the Company and customer relations. The Company also elected a new member to its Board of Directors, Mr. Young Sohn. Mr. Sohn is currently President of Quantum Corporation's Enterprise and Personal Storage Group.

     On January 22, 1998, the Company announced that it expects to incur a loss from operations in the quarter ending March 31, 1998 due to a number of factors affecting its optical storage business, including, but not limited to, new competitors entering the market, a maturation of the CD-ROM market as it transitions to DVD, pressure from the sub-$1000 PC segment for low-cost components, the economic problems in Asia and the associated effects of a strong dollar versus Asian currencies and lower PC unit demand after the holiday season. Through the restructuring efforts described above, the Company intends to direct and focus Company resources and management time on its optical storage, consumer electronics and digital office equipment markets with specific attention focused on its optical storage business in an effort to preserve the Company's leadership position in the optical storage market and transition the business into the DVD market. However, there can be no assurance that these actions will enable the Company to diminish the pressures currently affecting its optical storage business.

     In addition to the restructuring program, in January 1998, the Company announced that its Board of Directors had authorized the repurchase of up to
2.0 million shares of its common stock, either in the open market or in private transactions. The repurchase program is authorized for one year, unless further extended by the Company's Board of Directors.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

     NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from sales of its CD-ROM controller products which comprised 80% and 86% of the Company's net revenues in the three months ended December 31, 1997 and 1996 respectively. Net revenues increased 4% to $49.4 million in the three months ended December 31, 1997 from $47.6 million in the comparable period of fiscal 1997. This increase was primarily attributable to an increase in revenues from digital office equipment and other products partially offset by a decrease in revenues from sales of CD-ROM controllers. Unit sales of CD-ROM controllers increased from the comparable period of fiscal 1997 , however the increase in unit sales was offset by a decline in the average selling price ("ASP") of the CD-ROM controllers. In the three months ended December 31, 1997 and 1996, sales to the Company's top ten customers accounted for approximately 83% and 79%, respectively, of the Company's net revenues. International sales, principally to Taiwan, Japan, Korea and Singapore, accounted for approximately 94% and 95% of the Company's net revenues in each of the three months ended December 31, 1997 and 1996, respectively. Sales of products related to the graphics and audio/communications businesses which the Company announced it intends to divest accounted for approximately 4% and 2% of the Company's net revenues in each of the three months ended December 31, 1997 and 1996, respectively. Although the Company is attempting to diversify its revenue product base in the three core markets of optical storage, consumer electronics and digital office equipment, it anticipates that CD-ROM controller sales will continue to account for a substantial majority of its revenue in the foreseeable future. As the Company has been experiencing continued pressure on CD-ROM controller ASPs, increased competition and a maturation of the CD-ROM controller market, the Company does not anticipate year over year growth in CD-ROM controller unit sales and revenue to continue at the same rate, if at all, in the foreseeable future. See "Factors That May Affect Future Results" below.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 52.9% in the three month period ended December 31, 1997 as compared to 68.0% during the comparable period in the prior year. Gross margin in the three month period ended December 31, 1996 included the impact of favorable adjustments of approximately $13.0 million to cost of revenues associated with the sale of products which had been fully reserved in a prior period as well as a favorable manufacturing cost adjustment of $1.5 million related to foundry agreements. Excluding the effect of these adjustments, gross margin in the three month period ended December 31, 1996 would have been 37.6%. The increase in gross margin during the comparison periods, excluding the impact of the adjustments recorded during the three months ended December 31, 1996, is primarily the result of a product mix shift to higher margin CD-ROM controllers including the CD-Recordable/Rewritable controller. Gross margins related to the graphics and audio/communications businesses which the Company announced it intends to divest accounted for approximately 4% and 6% of the Company's total gross margin contribution in each of the three months ended December 31, 1997 and 1996, respectively. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. The Company is currently experiencing severe price pressure on its CD-ROM controller and MPEG products
and expects such price erosion to continue.   A decline in ASPs that is not
offset by a reduction in production costs or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially adversely affect the Company's operating results. In addition, the Company believes that gross margins for new products in its core markets will be lower than historical levels and that, as a result, gross margins in general will decline in the future.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 55% to $12.2 million in the three months ended December 31, 1997 from $7.9 million in the comparable period in the prior year. Additionally, research and development expenses increased as a percentage of net revenues to 24.7% during the three months ended December 31, 1997 from 16.5% in the comparable period in the prior year. This increase was principally the result of the hiring of additional technical personnel and associated expenses during the comparison periods. The Company will continue to invest substantial resources in research and development, including hiring additional technical personnel, in an effort to maintain its technological leadership in the CD-ROM controller market and diversify its product development in its other core markets: consumer electronics and digital office equipment. Although the Company expects research and development expenses to decrease as a result of the decision to divest its graphics and audio/communications businesses, the increase in the investment in the remaining core businesses may partially, if not fully, offset this decrease. As a result, no assurance can be given that absolute research and development expenses for the remainder of fiscal 1998 will decrease.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 54% to $7.8 million in the three months ended December 31, 1997 from $5.1 million in the comparable period in the prior year. Additionally, selling, general and administrative expenses increased as a percentage of net revenues to 15.9% in the three months ended December 31, 1997 from 10.7% during the comparable period in fiscal 1997. This increase was principally the result of the hiring of additional management and administrative personnel and associated expenses as well as an increase in legal expenses. The increase in legal expenses relates primarily to a complaint the Company filed with the International Trade Commission on July 21, 1997 ("ITC Complaint") and additional litigation related to a settlement agreement with one of the parties in the ITC Complaint. See ("Legal Proceedings.") Although the Company may experience a decrease in selling, general and administrative expenses as a result of the decision to divest its graphics and audio/communications businesses, any such decrease is expected to be offset by the continuing efforts to develop the Company's support infrastructure and hire additional senior management personnel. As a result, the Company expects to incur higher absolute selling, general and administrative expenses in the remainder of fiscal 1998.

     NONOPERATING INCOME. During the three months ended December 31, 1997, nonoperating income increased to $5.6 million from $0.9 million during the comparable three months of fiscal 1997. This increase was primarily the result of the receipt of approximately $4.7 million related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company filed with the International Trade Commission on July 21, 1997. See ("Legal Proceedings")

     INCOME TAXES. The overall effective tax rate for the three months ended December 31, 1997 and 1996 was 35.0%.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

     NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from sales of its CD-ROM controller products which comprised 83% and 84% of the Company's net revenues in the six months ended December 31, 1997 and 1996 respectively. Net revenues increased 39% to $92.6 million in the six months ended December 31, 1997 from $66.5 million in the comparable period of fiscal 1997. This increase was primarily attributable to an increase in unit sales of CD-ROM controllers from the comparable period of fiscal 1997 partially offset by a decline in the average selling price ("ASP") of the CD-ROM controllers. The increase in unit sales of the CD-ROM controllers is primarily the result of the relatively low unit sales in the comparable period of fiscal 1997 resulting from customer decisions to reduce inventory, an overall slowdown in the PC market and a shift in the CD-ROM industry from 4x speed drives to 6x and 8x speed drives. In the six months ended December 31, 1997 and 1996, sales to the Company's top ten customers accounted for approximately 83% and 77%, respectively, of the Company's net revenues. International sales, principally to Taiwan, Japan, Korea and Singapore, accounted for approximately 95% and 94% of the Company's net revenues in the six months ended December 31, 1997 and 1996, respectively. Sales of products related to the graphics and audio/communications businesses which the Company announced it intends to divest accounted for approximately 3% of the Company's net revenues in both the six months ended December 31, 1997 and 1996.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 52.5% in the six month period ended December 31, 1997 as compared to 61.8% during the comparable period in the prior year. Margins for the six month period ended December 31, 1996 were favorably affected by adjustments of approximately $13.6 million to cost of revenues associated with the sale of products which had been fully reserved in a prior period as well as manufacturing cost adjustments of $3.0 million related to foundry agreements. Excluding the impact of these adjustments, gross margin for the six month period ended December 31, 1996 would have been 36.9%. The increase in gross margin during the comparison periods, excluding the impact of the adjustments recorded during the six months ended December 31, 1996, is primarily the result of a product mix shift to higher margin CD-ROM controllers including the CD-Recordable/Rewritable controller. Gross margins related to the graphics and audio/communications businesses which the Company announced it intends to divest accounted for approximately 2% and 3% of the Company's total gross margin contribution in each of the six months ended December 31, 1997 and 1996, respectively.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 44% to $23.0 million in the six months ended December 31, 1997 from $16.0 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional personnel and associated expenses. Research and development expenses increased as a percentage of net revenues to 24.8% during the six months ended December 31, 1997 from 24.0% in the comparable period in the prior year. This increase was principally the result of the hiring of additional technical personnel and associated expenses during the comparison periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 51% to $14.1 million in the six months ended December 31, 1997 from $9.4 million in the comparable six months in fiscal 1997. Additionally, selling, general and administrative expenses increased as a percentage of net revenues to 15.2% in the six months ended December 31, 1997 from 14.0% during the comparable period in fiscal 1997. This increase was principally the result of the hiring of additional management and administrative personnel and associated expenses as well as increases in legal expenses. The increase in legal expenses relates primarily to a complaint the Company filed with the International Trade Commission on July 21, 1997 ("ITC Complaint") and additional litigation related to a settlement agreement with one of the parties in the ITC Complaint. See ("Legal Proceedings.")

     NONOPERATING INCOME. During the six months ended December 31, 1997, nonoperating income increased to $9.7 million from $2.0 million during the comparable six months in fiscal 1997. This increase was primarily the result of the receipt of approximately $7.3 million related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997. See ("Legal Proceedings")

     INCOME TAXES. The overall effective tax rate for the six months ended December 31, 1997 and 1996 was 35.0%.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors should be carefully considered in evaluating the Company and its business.

     The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, the timing of new product introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, the cyclical nature of both the semiconductor industry, the market for PCs and the other markets addressed by the Company's products, seasonal customer demand, the Company's ability to diversify its product offerings, the competitiveness of the Company's customers, the timing of significant orders and order cancellations or rescheduling, significant increases in expenses associated with the expansion of operations and development of the Company's support infrastructure, and changes in pricing policies by the Company, its competitors or its suppliers, including decreases in ASPs of the Company's products. In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any adverse judgment in, the Company's ongoing shareholder legal proceedings. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. The Company's operating results in the remainder of fiscal 1998 are likely to be affected by these factors as well as others. Accordingly, there can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

     The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity through the end of calendar

1999, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled, or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected.

     The semiconductor industry has historically been characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. The Company may experience substantial period-to-period fluctuations in operating results due to conditions affecting the Company's specific markets or to general semiconductor industry conditions.

     The Company's success is highly dependent upon its ability to develop new, technically advanced products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading system manufacturers. Both revenues and margins may be affected quickly if new product introductions are delayed or if the Company's products are not designed into successive generations of products of the Company's customers. These factors have become increasingly important to the Company's results of operations because the rate of change in the markets served by the Company continues to accelerate. In an effort to attempt to increase its competitiveness in the Company's core markets, the Company recently implemented a strategy to concentrate its efforts on the markets for optical storage, consumer electronics and digital office equipment. As part of this strategy, the Company decided to divest its graphics and audio/communications businesses and restructure its business to leverage its three core technologies: optical storage, MPEG imaging and digital imaging. As a result of the decision to divest its graphics and audio/communications businesses, and to the extent not offset by any proceeds received from any sale of these businesses, the Company expects to record a charge to operations related to this restructuring during the quarter ended March 31, 1998.

     The Company and various of its current and former officers and Directors are parties to certain legal proceedings. See "Legal Proceedings." All of these actions are in the early stages of proceedings. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. No provision for any liability that may result has been made in the Company's Consolidated Financial Statements. In connection with these legal proceedings, the Company has incurred, and expects to continue to incur, substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASP's and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits such as those offered by the Company. Because of shortened product life cycles and even shorter design-in cycles, particularly in the CD-ROM controller market, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems or, in the CD-ROM controller market, in the next level of drive speed. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and revenue, gross margin and earnings would be adversely affected. The
Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers.
Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the Company's customer's products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     The willingness of prospective customers to design the Company's products into their products depends, to a significant extent, upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, particularly the optical storage market and the consumer electronics market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, the Company anticipates that ASPs on its products will decline. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating results will be materially adversely affected. In addition, if the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, the result would be a material adverse effect on the Company's business, financial condition and operating results.

     The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. Currently, the Company's financial performance is dependent upon the Company's level of success in the CD-ROM controller market. In an effort to diversify its product and market base, the Company has invested substantial resources in optical storage as well as in its other core technologies for the consumer and digital office equipment markets. There can be no assurance that products currently under development in these core technologies or any other new products will be successfully developed or will achieve market acceptance, thereby affecting the Company's ability to achieve diversification of its products and markets, and thereby revenue diversification. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, securing sufficient foundry capacity for volume manufacturing of wafers, quality of new products and achievement of acceptable manufacturing yields from the Company's contract manufacturers.
Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive.
 The failure of the Company's new product development efforts or the failure of the Company to achieve market acceptance of its new products would have a material adverse effect on the Company's business, financial condition and operating results.

     The Company has begun to pursue, and will continue to pursue, opportunities to acquire key technology to augment its technical capabilities or to achieve faster time to market as alternatives to internally developing such technology. To this end, the Company expects that it will continue its regular involvement in licensing arrangements and will increase its joint venture relationships and acquisition activities. Acquisitions involve numerous risks, including difficulties in integration of the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the coordination of sales, marketing and research and development; and the potential loss of key employees of the acquired company. The Company must also maintain its ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by the Company could adversely affect the Company's business and operating results. In addition, with such acquisitions, there is the risk that future operating performance may be unfavorably impacted due to acquisition related costs such as, but not limited to, in-process research and development charges, additional development expenses, lower gross margins generated by the sales of acquired products and restructuring costs associated with duplicate facilities.

     The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has three patents granted, twenty-two patents pending, twenty-three patents in preparation in the United States, and six international patents pending. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be manufactured or sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. On July 21, 1997, the Company filed a complaint with the International Trade Commission ("ITC") against certain
Asian manufacturers of optical storage controller devices based on the Company's belief that such devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing such infringing CD-ROM controllers. (See "Legal Proceedings").

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. The Company and certain of its customers and foundries have, from time to time, been notified that they may be infringing patents or other intellectual property rights owned by third parties. In addition, customers have been named in suits alleging infringement of patents or other intellectual property rights by customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company to its customers. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. As the Company's products become more integrated and offer increased functionality, there is a likelihood that more of these claims will occur. The Company cannot accurately predict the eventual outcome of any suit or other alleged infringement of intellectual property. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish
the validity of the Company's proprietary rights.   The Company recently
initiated such litigation by filing a complaint with the International Trade Commission (See "Legal Proceedings"). Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company has a limited portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company, or its customers, and a license is not made available to the Company on commercially reasonable terms, or if the Company is required to pay substantial damages or awards, the Company's business, financial condition and operating results would be materially adversely affected.

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

     Certain technology used in the Company's products is licensed from third parties. Some of the Company's products, particularly those targeted for the DVD market, require certain types of copy protection software that the Company must license from third parties. In addition, if the Company is to successfully design and develop technologically advanced products, it must license a variety of software design and development tools from third parties. There can be no assurance that such licenses, or licenses of other third party technology, will be available or can be renewed on terms acceptable to the Company, if at all. The inability of the Company to obtain or renew such license arrangements on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Certain of the Company's foundry agreements require up-front, nonrefundable prepayments or deposits and these fixed costs could affect the Company's operating margins if the Company is unable to utilize the minimum number of wafers required under the agreements. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. While the Company believes there is adequate foundry capacity available to meet its current requirements, there can be no assurance that the Company will continue to have access to sufficient capacity to meet its needs in the future. If there is a decrease in available foundry capacity it is likely that the lead time required to manufacture the Company's products will increase. In addition, the Company had anticipated that it would be able to satisfy a small portion of its manufacturing requirements from UICC; however due to the recent fire at UICC the Company will not be able to utilize this foundry in the foreseeable future. UICC management has indicated that capacity will be available through substitute capacity arrangements, however no assurance can be given as to the availability of such capacity. The loss of any of these foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products, which could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

     On October 3, 1997, a fire damaged the UICC facility causing an undetermined amount of damage to the manufacturing equipment and to the building. UICC management has indicated that all of the equipment and a significant portion of the building were completely destroyed. Additionally, representations by UICC management indicate the losses are covered by insurance. However, until the claim has been settled, no assurance can be given that no uninsured losses will be recorded by UICC as a result of the fire. Any uninsured losses recorded by UICC as a result of the fire may have a significant impact on the value of the investment and could have a material adverse effect on the Company's business, operating results and financial condition. No charge to reflect any impairment of the investment has been recorded as of December 31, 1997. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements. However, there can be no assurance that such substitute foundry capacity will be available to the Company.

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

     Sales of the Company's CD-ROM controller products comprised 80% and 86% of the Company's net revenues in the three months ended December 31, 1997 and 1996, respectively. Sales of CD-ROM controller products are expected to continue to account for a substantial portion of the Company's total revenues for the foreseeable future. The market for CD-ROM controller products continues to mature and therefore, it is expected that sales of such products will not necessarily continue to grow at historical rates and will be influenced by the traditional seasonality and volatility associated with the PC market. It is further anticipated that the proliferation of DVD-ROM drives will impact the demand for CD-ROM controller products. Due to the backward compatibility of DVD-ROM drives, it is critical that the Company maintain its CD-ROM customer base throughout this transition to DVD-ROM. As the CD-ROM market has begun to mature and transition toward the emerging DVD-ROM market, there have been a number of new competitors entering the market. This increased competition combined with pressure from the sub-$1000 PC segment for lower cost components have caused tremendous price erosion on CD-ROM controller prices. In addition, as a majority of the new competitors are located in Asia, together with a majority of the Company's customers, the Company currently is hampered in its ability to effectively compete given the effects of the strong dollar versus Asian currencies. Furthermore, there is currently a trend toward integrating increased functionality on the CD-ROM controller. Therefore, the Company's revenues and its gross margins from its CD-ROM controller products will be dependent on the Company's ability to introduce such integrated products in a
commercially competitive manner.   There can be no assurance that the Company
will be able to sustain the current level of such product sales or current operating margins. In addition, there can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future. Any decrease in the overall level of sales of, or the prices for, the Company's CD-ROM controller products, due to introductions of products by present or future competitors, a decline in demand for CD-ROM controller products, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations.

     International sales, principally to Taiwan, Japan, Korea and Singapore, accounted for approximately 94% and 95% of the Company's net revenues in each of the three months ended December 31, 1997 and 1996, respectively. A substantial portion of the Company's international revenues in the comparison periods were derived from Taiwanese, Japanese, Korean and Singaporean manufacturers of CD-ROM drives. Accordingly, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax rates, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. With the current economic problems in Asia and the strengthening of the dollar, the Company has recently experienced a more conservative buying pattern from its customers and increased price pressure on its products. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Most of the Company's foreign sales are negotiated in U.S. dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or results of operations or require the Company to modify its current business practices.

     A limited number of customers historically have accounted for a substantial portion of the Company's net revenues. In the three months ended December 31, 1997 and 1996, sales to the Company's top ten customers accounted for approximately 83% and 79%, respectively, of the Company's net revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The

Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions.

     The Company's future performance depends, to a significant degree, on the continued retention and contribution of members of the Company's senior management as well as other key personnel. The Company is in the process of recruiting additional senior managers and technical personnel. Competition for these persons is intense and there can be no assurance that the Company will be able to attract and retain qualified managers and other personnel. The loss of the services of one or more of these key personnel could adversely affect the Company.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently installing various new internal information systems in connection with operating its business. These systems are believed to be Year 2000 compliant. The Company is currently evaluating the impact of the Year 2000 on its products, suppliers and customers, but has not yet completed the process.
 As a result, the Company has no reasonable basis to conclude that the Year 2000 will not materially affect the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of December 31, 1997 consisted of approximately $132.9 million in cash, cash equivalents and short-term investments, approximately $25.0 million in lines of credit with two Japanese financial institutions, of which $16.5 million was available as of December 31, 1997 and approximately $12.5 million in lines of credit with Taiwanese financial institutions of which approximately $11.6 million was available as December 31, 1997.

     During the six months ended December 31, 1997, operating activities provided net cash of approximately $6.1 million. This cash resulted primarily from net income of $13.8 million and non-cash adjustments to net income of $1.8 million, partially offset by net changes in operating assets and liabilities of $9.5 million. Net income includes the impact of the receipt of approximately $7.3 million recorded during the six months ended December 31, 1997 related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997. Investing and financing activities utilized cash of approximately $16.4 million consisting primarily of an investment in the UICC foundry venture of $11.6 million, purchases of property and equipment of $8.1 million and net repayment of debt of $0.2 million, partially offset by net proceeds from matured short term investments of $2.0 million and proceeds from issuance of common stock of $1.6 million.

     The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. Capital expenditures for the remainder of fiscal 1998 are anticipated to be approximately $8.6 million.

     The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

     In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million was contingent upon the achievement of certain performance criteria over a three-year period. Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in fiscal 1996. In June 1997, the Company waived certain of the performance criteria and agreed to pay the contingent amount of $5.0 million in two installments during calendar 1998. The $5.0 million amount was expensed by the Company in the quarter ended June 30, 1997. The first payment of $3.0 million was paid in January 1998 and the second payment of $2.0 million is due in December 1998.

     On January 29, 1998, the Company and its wholly-owned subsidiary Pixel Magic, Inc. signed a Plan of Reorganization and Agreement of Merger ("The Merger Agreement") with Xerographic Laser Images Corporation ("XLI"), a developer of resolution enhancement technology. Pursuant to the Merger Agreement, XLI will become a wholly-owned subsidiary of Pixel Magic. The Merger Agreement provides for the cash payment of approximately $3.7 million to XLI shareholders on the effective date of the merger and the right to receive additional payments up to a maximum of approximately $11.3 million subject to the achievement of certain milestones by XLI over a three year period ending on December 31, 2000. The merger is subject to the approval of XLI shareholders. It is currently anticipated that XLI will be operated as a division of Pixel Magic following the merger.

     On January 22, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2.0 million shares of its common stock, either in the open market or in private transactions. Accordingly, the Company may utilize cash to repurchase its common stock. The repurchase program is authorized for one year, unless further extended by the Company's Board of Directors. The Company has not purchased any shares since the commencement of the repurchase program.

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

     In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of the Company's future wafer purchases required under the original agreement and the elimination of required future cash prepayments of approximately $73 million. Under the amended agreement, no additional prepayment is required; however, the Company must utilize the entire amount of the prepayment paid to date through a certain committed amount of wafer purchases in calendar years 1997, 1998, and 1999 or a portion of the prepayment will be forfeited. The Company currently believes the terms and conditions of the agreement, as amended, will be met although no assurance can be given in this regard.

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

     The deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $33.7 million as of December 31, 1997. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements although no assurance can be given in this regard.

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation ("UMC") to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. As an investor in this venture, the Company has rights to a portion of the total wafer capacity for the manufacture of its proprietary products. In January 1996, the Company made an initial payment of $13.7 million and in January 1997, the Company made a second payment of $25.9 million due under this agreement. The Company made the final payment of $11.6 million in December 1997. This final payment was made by the Company after receiving representations from UICC management that the losses from the October fire (discussed below) would be covered by insurance and that the facility would be rebuilt to its fully operational state. Investment in the foundry venture as of December 31, 1997 was approximately $51.2 million which represents an investment of approximately 9.3% of the total available shares of the venture.

     On October 3, 1997, a fire damaged the UICC facility causing an undetermined amount of damage to the manufacturing equipment and to the building. UICC management has indicated that all of the equipment and a significant portion of the building were completely destroyed. Additionally, representations by UICC management indicate the losses are covered by insurance. However, until the claim has been settled, no assurance can be given that no uninsured losses will be recorded by UICC as a result of the fire. Any uninsured losses recorded by UICC as a result of the fire may have a significant impact on the value of the investment and could have a material adverse effect on the Company's business, operating results and financial condition. No charge to reflect any impairment of the investment has been recorded as of December 31, 1997.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil Code Sections 1709/1710 claims, however plaintiffs elected not to amend this claim. Accordingly, the only remaining claim is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers.

     The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants' Motion to Dismiss the plaintiff's First Amended Consolidated Complaint, but granted plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. Defendants Motion to Dismiss was heard on December 17, 1997. The federal court judge took the matter under submission and has not yet issued a ruling.

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

     All of these actions are in the early stages of proceedings. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements as of December 31, 1997.

     In connection with these legal proceedings, the Company has incurred, and expects to continue to incur, substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

     On July 21, 1997, the Company filed a complaint with the International Trade Commission ("ITC") based on the Company's belief that certain CD-ROM controllers infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or product containing such infringing CD-ROM controller. A formal investigative proceeding was instituted by the ITC on August 19, 1997, naming as respondents: Winbond Electronics Corporation; Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; and Wearnes Electronics Malaysia Sendirian Berhad. Discovery proceedings are now ongoing and a full hearing of the matter is scheduled to occur in April 1998. In connection with this legal proceeding, the Company has incurred and will continue to incur substantial legal and other expenses.

     As originally filed with the ITC, the Company's complaint also identified as proposed respondents: United Microelectronics Corporation ("UMC"); Lite-On Group; Lite-On Technology Corp.; Behavior Tech Computer Corp.; and Behavior Tech Computer (USA) Corp. The Company and UMC entered into a settlement agreement, effective July 31, 1997, pursuant to which UMC agreed to cease and desist the manufacture of its specified CD-ROM controllers, except under certain limited conditions which expire on January 31, 1998. The settlement agreement additionally provided for the withdrawal of the Company's ITC complaint against UMC and the above-named Lite-On and Behavior Tech companies. In September and October 1997, the Company received $2.6 million and $4.7 million, respectively pursuant to this settlement between the Company and United Microelectronics Corporation. Proceeds from this settlement were recorded as miscellaneous income and are included in nonoperating income for the periods ended September 30, 1997 and December 31, 1997, respectively.

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers, that were the subject of the ITC action and related settlement agreement, through or to a UMC affiliated, Taiwanese entity called MediaTek. The preliminary injunction motion is scheduled to be heard on February 13, 1998. On December 24, 1997, UMC answered and counterclaimed asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of noninfringment, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent.

Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. No trial date has yet been set. In connection with this proceeding, the Company has incurred and will continue to incur substantial legal and other expenses.

     In a related action to the lawsuit that was commenced by the Company against UMC (described above), on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic advantage. MediaTek seeks compensatory damages of not less than $10 million and punitive damages. The Company filed its answer on January 8, 1998 denying all the allegations. The Company believes the suit to be without merit and will vigorously defend its patent.

     If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

1.   (a)  The Company's Annual Meeting was held on November 25, 1997.

     (b)  The following Directors were elected at the meeting:





                                For            Authority Withheld
                                ---            ------------------
          Richard B. Black  38,608,508              485,733
          David D. Tsang    38,683,969              410,272


     The following Directors remained on the Board of Directors subsequent to the meeting:

          Richard B. Black
          David D. Tsang
          Ta-Lin Hsu
          Timothy Tomlinson

     (c)  Other matters voted on at the meeting were the following:

          To ratify the appointment of KPMG Peat Marwick LLP as independent accountants:




          For     38,902,569
          Against    133,608
          Abstain     58,064

                                       32

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.

     Exhibit
     Number    Exhibit Title
     --------  --------------
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

     10.08 Form of Indemnification Agreement, between the Company and each of its Directors and executive officers (14)

     10.09     VCEP Agreement dated July 30, 1990 between the Company and
               Advanced Micro Devices, Inc. (3)

     10.10     Product License Agreement dated April 13, 1993 between the
               Company and Media Chips, Inc., as amended September 16, 1993(3)

     10.11     Resolutions of the Board of Directors of the Company dated July
               27, 1994 setting forth the provisions of the Executive Bonus Plan
               (3)(12)*

     10.12     Employee Incentive Plan effective January 1, 1995 (3)*

     10.13     Option Agreement between Oak Technology, Inc., and Taiwan
               Semiconductor Manufacturing Co., Ltd. dated as of August 8, 1996
               (14)**

     10.14     Foundry Venture Agreement between the Company and United
               Microelectronics Corporation dated as of October 2, 1995
               (6)(12)

     10.15 Fab Ven Foundry Capacity Agreement among the Company, Fab Ven and United Microelectronics Corporation dated as of October 2, 1995(7)(12)

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

     10.19     Amendment Agreement (No. 2) dated April 7, 1997 to Deposit
               Agreement dated November 8, 1995 between Chartered Semiconductor
               Manufacturing Ltd. and the Company(15) and addendum thereto dated
               September 26, 1997(17)**



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

     10.23     Agreement of Termination of Employment Agreement between Pixel
               Magic, Inc. and Don Schulsinger dated June 13, 1997 (16)

     10.24     Release and Settlement Agreement between the Company and United
               Microelectronics Corporation dated July 31, 1997 (16)**

     10.25     Sublease Agreement dated December 1, 1997 between Global Village
               Communication, Inc. and the Company (lease agreement for 1150
               East Arques Avenue, Sunnyvale, California) and accompanying lease and amendment thereto

     11.01     Statement regarding computation of net income per share

     27.01     Financial Data Schedule

__________________
(1) Incorporated herein by reference to exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(2) Incorporated herein by reference to exhibit 3.05 filed with the Company's Registration Statement on Form S-1 (File No. 33-87518) declared effective by Securities and Exchange Commission on February 13, 1995 (the "February 1995 Form S-1").

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

(17) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

__________________
*    Indicates Management incentive plan.
** Confidential treatment granted and/or requested as to portions of the exhibit.

 (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OAK TECHNOLOGY, INC.
                                       (Registrant)





Date:  February 11, 1998
                                       /S/ SIDNEY S. FAULKNER
                                       Sidney S. Faulkner
                                       Vice President, Finance,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                       Oficer and Duly Authorized Officer)

                              EXHIBIT INDEX

     Exhibit
     Number    Exhibit Title
     --------  --------------

        10.25  Sublease Agreement dated December 1, 1997 between Global
               Village Communication, Inc. and the Company (lease agreement for 1150 East Arques Avenue, Sunnyvale,
               California) and accompanying lease and amendment thereto

        11.01  Statement regarding computation of net income per share

        27.01  Financial Data Schedule