Form 10-Q
period 1998-03-31
OAK TECHNOLOGY INC
filed 1998-05-15
CIK 824225

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

As of March 31, 1998, there were outstanding 42,192,509 shares of the Registrant's Common Stock, par value $0.001 per share.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                       INDEX


                                                                            PAGE
                                                                            -----
PART  I - FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets as of March 31, 1998
               and June 30, 1997 . . . . . . . . . . . . . . . . . . . . . .  3

               Consolidated Statements of Operations for the
               Three Months and Nine Months ended
               March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . .  4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended March 31, 1998 and 1997 . . . . . . . . . .  5

               Notes to Consolidated Financial Statements. . . . . . . . . .  6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . . 13



PART II - OTHER INFORMATION

Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 32

Item 6.        Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 35

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share and per share data)
                                    (Unaudited)


                                                         ASSETS

                                                                              March 31,        June 30,
                                                                                1998             1997
                                                                            -----------      ------------
Current assets:
  Cash and cash equivalents............................................     $    71,508      $    87,609
  Short-term investments...............................................          57,754           57,660
  Accounts receivable, net of allowance for doubtful accounts of
     $647 and $663, respectively.......................................          20,624           24,872
  Inventories..........................................................           9,137           12,322
  Current portion of foundry deposits..................................          10,098           15,015
  Deferred tax assets..................................................           4,350            4,350
  Prepaid expenses and other current assets............................           7,708            4,107
                                                                            -----------      ------------
     Total current assets..............................................         181,179          205,935
Property and equipment, net............................................          24,342           19,958
Foundry deposits.......................................................          18,231           19,145
Investment in foundry venture..........................................          51,234           39,618
Other assets...........................................................           2,893            2,939
                                                                            -----------      ------------
     Total assets......................................................     $   277,879      $   287,595
                                                                            -----------      ------------
                                                                            -----------      ------------

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt..................     $     7,766      $     7,264
  Accounts payable.....................................................           6,287           16,144
  Accrued expenses.....................................................           8,484            9,882
  Income taxes payable.................................................               -            3,893
  Deferred revenue.....................................................             320              584
                                                                            -----------      ------------
     Total current liabilities.........................................          22,857           37,767
Long-term debt.........................................................              49            2,496
Deferred income taxes..................................................           4,151            6,344
Other long-term liabilities............................................             203            2,291
                                                                            -----------      ------------
     Total liabilities.................................................          27,260           48,898
                                                                            -----------      ------------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
    none issued and outstanding as of March 31, 1998 and
    June 30, 1997......................................................               -                -
  Common stock, $0.001 par value; 60,000,000 shares authorized;
    42,192,509 and 41,086,754 shares issued and outstanding as of
    March 31, 1998 and June 30, 1997, respectively.....................              42               41
  Additional paid-in capital...........................................         161,031          159,901
  Retained earnings....................................................          89,546           78,755
                                                                            -----------      ------------
     Total stockholders' equity........................................         250,619          238,697
                                                                            -----------      ------------
     Total liabilities and stockholders' equity........................     $   277,879       $  287,595
                                                                            -----------      ------------
                                                                            -----------      ------------

            See accompanying notes to consolidated financial statements.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                    (Unaudited)


                                                         Three Months Ended          Nine Months Ended
                                                              March 31,                  March 31,
                                                      ------------------------   -------------------------
                                                         1998         1997          1998          1997
                                                      -----------   ----------   -----------   -----------
Net revenues.......................................   $ 35,550      $ 50,634     $ 128,196     $ 117,171
Cost of revenues...................................     21,145        22,829        65,133        48,270
                                                      -----------   ----------   -----------   -----------
     Gross profit..................................     14,405        27,805        63,063        68,901
Research and development expenses..................     12,394         8,552        35,400        24,506
Selling, general and administrative expenses.......      8,823         5,720        22,970        15,100
Restructuring charges..............................      1,766             -         1,766             -
                                                      -----------   ----------   -----------   -----------
     Operating income (loss).......................     (8,578)       13,533         2,927        29,295
Nonoperating income, net...........................      2,342         1,143        12,060         3,127
                                                      -----------   ----------   -----------   -----------
    Income (loss) before income taxes..............     (6,236)       14,676        14,987        32,422
Income taxes expense (benefit).....................     (3,232)        5,136         4,196        11,347
                                                      -----------   ----------   -----------   -----------
    Net income (loss)..............................   $ (3,004)     $  9,540     $  10,791     $  21,075
                                                      -----------   ----------   -----------   -----------
                                                      -----------   ----------   -----------   -----------
Net income (loss) per share:
    Basic..........................................   $  (0.07)     $   0.24     $    0.26     $    0.52
                                                      -----------   ----------   -----------   -----------
                                                      -----------   ----------   -----------   -----------
    Diluted........................................   $  (0.07)     $   0.22     $    0.25          0.49
                                                      -----------   ----------   -----------   -----------
                                                      -----------   ----------   -----------   -----------
Shares used in computing net income (loss)
  per share:
    Basic..........................................     42,000        40,532        41,809        40,469
                                                      -----------   ----------   -----------   -----------
                                                      -----------   ----------   -----------   -----------
    Diluted........................................     42,000        42,801        42,644        42,630
                                                      -----------   ----------   -----------   -----------
                                                      -----------   ----------   -----------   -----------

            See accompanying notes to consolidated financial statements.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                ----------     -----------
Cash flows from operating activities:
  Net income............................................................        $  10,791      $  21,075
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................            5,309          4,020
     Inventory-related adjustments......................................            3,630        (20,154)
     Equity in loss of unconsolidated affiliates........................                -            292
     Restructuring charges..............................................            1,766
     Deferred income taxes..............................................           (2,193)           277
     Foundry deposits utilized..........................................            5,831          3,364
     Changes in operating assets and liabilities:
        Accounts receivable.............................................            4,248         (4,086)
        Inventories.....................................................             (445)        19,002
        Prepaid expenses and other current assets.......................           (1,418)          (805)
        Accounts payable and accrued expenses...........................          (13,962)        11,308
        Income taxes payable, deferred revenue and other liabilities....           (7,165)        11,704
                                                                                ----------     -----------
           Net cash provided by operating activities....................            6,392         45,997
                                                                                ----------     -----------
Cash flows from investing activities:
     Purchases of short-term investments................................          (57,235)       (31,022)
     Proceeds from matured short-term investments.......................           57,141         41,037
     Additions to property and equipment, net...........................           (9,450)        (4,456)
     Investment in foundry venture......................................          (11,616)       (25,922)
     Other assets.......................................................              (97)            26
                                                                                ----------     -----------
           Net cash used in investing activities........................          (21,257)        (20,337)
                                                                                ----------     -----------
Cash flows from financing activities:
  Issuance of debt......................................................           12,497          31,976
  Repayment of debt.....................................................          (14,442)        (34,121)
  Issuance of common stock..............................................            2,496           1,533
  Treasury stock acquisitions...........................................           (1,787)              -
                                                                                ----------     -----------
        Net cash used in financing activities...........................           (1,236)           (612)
                                                                                ----------     -----------
Net increase (decrease) in cash and cash equivalents....................          (16,101)         25,048
Cash and cash equivalents, beginning of period..........................           87,609          44,934
Cash and cash equivalents, end of period................................        $  71,508      $   69,982
                                                                                ----------     -----------
                                                                                ----------     -----------
Supplemental information:
  Cash paid during the period:
     Interest...........................................................        $     246      $      102
                                                                                ----------     -----------
                                                                                ----------     -----------

     Income taxes.......................................................        $  13,654      $    1,508
                                                                                ----------     -----------
                                                                                ----------     -----------

Noncash investing and financing activities:
  Benefit related to stock plans........................................        $     422      $    1,530
                                                                                ----------     -----------
                                                                                ----------     -----------

  Adjustment to foundry commitments.....................................        $   5,342      $  (14,400)
                                                                                ----------     -----------
                                                                                ----------     -----------

  Utilization of foundry deposits.......................................        $     489      $    3,364
                                                                                ----------     -----------
                                                                                ----------     -----------


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

2.   NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table provides a reconciliation of the components of the basic and diluted earnings per share computations:

                                            Three Months Ended     Nine Months Ended
                                                 March 31,              March 31,
                                           --------------------   --------------------
                                              1998       1997        1998       1997
                                           ---------   --------   ---------   --------
Net income (loss).......................   $ (3,004)   $  9,540    $ 10,791   $ 21,075
                                           ---------   --------   ---------   --------
                                           ---------   --------   ---------   --------
Weighted average shares used in
  computing basic net income (loss)
  per share.............................     42,000      40,532      41,809     40,469
                                           ---------   --------   ---------   --------
Weighted average number of dilutive
  common equivalent shares used in
  computing diluted net income (loss)
  per share:
     Options............................          -       2,108         756      2,005
     Warrants...........................          -         161          79        156
                                           ---------   --------   ---------   --------
Weighted average shares used in
  computing diluted net income (loss)
  per share.............................     42,000      42,801      42,644     42,630
                                           ---------   --------   ---------   --------
                                           ---------   --------   ---------   --------
Net income (loss) per share:
     Basic..............................   $  (0.07)   $   0.24    $   0.26   $   0.52
                                           ---------   --------   ---------   --------
                                           ---------   --------   ---------   --------
     Diluted............................   $  (0.07)   $   0.22    $   0.25   $   0.49
                                           ---------   --------   ---------   --------
                                           ---------   --------   ---------   --------

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                    (CONTINUED)


3.   INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):


                                                     March 31,    June 30,
                                                      1998         1997
                                                   -----------  ----------
 Purchased parts and work in process.............. $  4,243     $  5,521
 Finished goods...................................    4,894        6,801
                                                   -----------  ----------
                                                   $  9,137     $ 12,322
                                                   -----------  ----------
                                                   -----------  ----------

     The decrease in inventory is primarily due to a $3.5 million write-off of inventory related to the discontinuation of the graphics and audio/communications businesses during the quarter ended March 31, 1998.

4.   CONTINGENCIES

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil Code Sections 1709/1710 claims, however plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in the state court, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                    (CONTINUED)


4.   CONTINGENCIES (CONTINUED)

     The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants' Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. Defendants Motion to Dismiss was heard on December 17, 1997. The federal court judge took the matter under submission and has not yet issued a ruling.

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

     In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of the Company's future wafer purchases required under the original agreement and the elimination of required future cash prepayments of approximately $73 million. Under the amended agreement, no additional prepayment is required; however the Company must utilize the entire amount of the prepayment paid as of October 1996 through a certain committed amount of wafer purchases in calendar years 1997, 1998, and 1999 or a portion of the prepayment will be forfeited. In March 1998, the Company further amended its agreement with TSMC allowing the Company to utilize excess wafer purchases in 1997 and 1998 to reduce the Company's committed wafer purchases in the following years. This amendment resulted in the Company utilizing calendar 1998 committed wafer purchases beginning in calendar 1997 after the committed wafer purchases for calendar 1997 were met.
 As a result of this amendment, the Company recorded a credit to foundry deposits of approximately $5.3 million which was used to offset payables to TSMC in the quarter ended March 31, 1998. In addition, the Company received an additional credit of $7.1 million which will be used to offset future payments to TSMC. The Company currently believes the terms and conditions of the agreement, as amended, will be met although no assurance can be given in this regard.

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

     The deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $28.3 million as of March 31, 1998. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements although no assurance can be given in this regard.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                    (CONTINUED)

6.   INVESTMENT IN FOUNDRY VENTURES

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation ("UMC") to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. As an investor in this venture, the Company has rights to a portion of the total wafer capacity for the manufacture of its proprietary products. The Company paid approximately $51.2 million for approximately 9.3% of the total outstanding shares of the foundry venture. The investment in UICC has been accounted for under the cost method of accounting.


     In October 1997, a fire damaged the UICC facility. UICC management has advised the Company that a majority of the equipment, majority of the inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $331 million (based on current exchange rates). UICC management has also advised the Company that approximately 10% of the loss to the facility will not be covered by insurance and that there is a deductible amount that UICC must pay with respect to the insured portion. Despite any unreimburseable loss, UICC management has represented to the Company that it is rebuilding the facility and expects the facility to be fully rebuilt and operational by April of 1999. Given the fire, the Company has evaluated its investment in the UICC facility and the potential impact of the Company's portion of the unreimburseable loss to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or disposition of the investment are in excess of the carrying amount of the investment, no impaired loss has been recognized as of March 31, 1998. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements. To date, the Company has not requested that UICC make such substitute capacity available to the Company. Therefore, there can be no assurance that such substitute foundry capacity will be available to the Company should the Company require it. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

7.   SETTLEMENT AWARDS

     In September 1997, October 1997 and February 1998, the Company received $2.6 million, $4.8 million and $0.7 million, respectively, pursuant to a Settlement Agreement entered into on July 31, 1997 between the Company and United Microelectronics Corporation ("UMC") in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997 based on the Company's belief that certain UMC CD-ROM controllers infringed one of the Company's patents. Proceeds from this settlement were recorded as miscellaneous income and are included in nonoperating income for the periods ended September 30, 1997, December 31, 1997 and March 31, 1998, respectively.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                    (CONTINUED)

8.   BUSINESS REORGANIZATION

   In January 1998, the Company announced its intention to discontinue its graphics and audio/communications businesses and focus on three core markets: optical storage, consumer electronics and digital office equipment. Unable to locate a buyer for either its graphics or its audio/communications businesses, the Company discontinued all product development, marketing, selling and other efforts related to these businesses during the quarter ended March 31, 1998. As a result of the discontinuation of these businesses, the Company laid-off 30 employees and recorded a restructuring charge to operations related to this reorganization of $1.8 million and an inventory-related charge of $3.5 million to cost of revenues during the quarter ending March 31, 1998.

   The following represents the Company's restructuring activities for the quarter ended March 31, 1998:


                                            Prepaid
                                            Royalties    Severance        Other          Total
                                          -----------   ----------     ----------     ------------
  Restructuring charges.................  $  948,322    $  611,549     $  206,496     $  1,766,367
  Noncash items.........................    (948,322)            -       (111,496)      (1,059,818)
                                          -----------   ----------     ----------     ------------
Balance at March 31, 1998...............  $        -    $  611,549     $   95,000     $    706,549
                                          -----------   ----------     ----------     ------------
                                          -----------   ----------     ----------     ------------

   The remaining restructuring accrual of $0.7 million is included in accrued expenses as of March 31, 1998. Of the remaining restructuring accrual of $0.7 million, the Company made $0.6 million in cash payments in April 1998 and the remaining balance of $0.1 million is anticipated to be paid in the first quarter of fiscal year 1999.

9.   BUSINESS ACQUISITIONS

     On January 29, 1998, the Company and its wholly-owned subsidiary Pixel Magic, Inc. signed a Plan of Reorganization and Agreement of Merger ("The Merger Agreement") with Xerographic Laser Images Corporation ("XLI"), a developer of resolution enhancement technology. Pursuant to the Merger Agreement, XLI will become a wholly-owned subsidiary of Pixel Magic. The Merger Agreement provides for a cash payment of approximately $3.7 million to XLI shareholders on the effective date of the merger and the right to receive additional payments up to a maximum of approximately $11.3 million subject to the achievement of certain milestones by XLI over a three year period ending on December 31, 2000. The merger is subject to the approval of XLI shareholders. The transaction will be accounted for as a purchase transaction. The Company currently anticipates that it will expense a significant portion of the purchase price in the period during which the acquisition is closed.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                    (CONTINUED)

9.   BUSINESS ACQUISITIONS (CONTINUED)

     On March 20, 1998, the Company entered into an asset purchase agreement with Odeum Microsystems, Inc. ("Odeum") and Hyundai Electronics America ("HEA") pursuant to which the Company agreed to acquire certain assets of Odeum for approximately $4.0 million. With this acquisition, the Company acquired two products currently in production, an integrated MPEG-2 audio/video decoder and transport demultiplexer and a DVD-5 compliant QPSK demodulator. Both products are used predominantly in "free to air" satellite and cable set-top boxes for MPEG-2 encoded digital television broadcasting. The transaction was consummated on April 2, 1998. This transaction will be accounted for as a purchase transaction. The Company anticipates that it will expense a significant portion of the purchase price for this acquisition in the period ended June 30, 1998.

10.  STOCK REPURCHASE PLAN

     On January 22, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2.0 million shares of its common stock, either in the open market or in private transactions. The repurchase program is authorized for one year, unless further extended by the Company's Board of Directors. As of March 31, 1998, the Company has purchased 287,500 shares for approximately $1.8 million.

11. SUBSEQUENT EVENTS

     On April 30, 1998, the Company entered into several agreements with Omni Peripherals Pte. Ltd., a private Singaporean company ("Omni") and two other investors pursuant to which the Company acquired a preferred equity interest in Omni. Omni was incorporated in Singapore on January 2, 1996, and is in the business of designing, developing and marketing mechatronics modules for optical storage drives. The Company paid $802,124, for its interest, representing approximately 20% of the issued stock of Omni. As a group, the three preferred investors own 51% of the issued stock of Omni. There can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future nor can there be any assurance that Omni will successfully develop its products or that if developed, its products will be competitive and achieve market acceptance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (i) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY BE SUBJECT TO FURTHER ADJUSTMENT, (ii) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS,
(iii) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY, (iv) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (v) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR THE ENTRY OF NEW COMPETITORS INTO THE COMPANY'S MARKETS, (vi) THE COMPANY'S ABILITY TO DIVERSIFY ITS PRODUCT AND MARKET BASE BY DEVELOPING AND INTRODUCING NEW PRODUCTS WITHIN DESIGNATED MARKET WINDOWS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (vii) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS, (viii) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (ix) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE LICENSES OF THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (x) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS,
(xi) DEPENDENCE ON KEY PERSONNEL, (xii) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (xiii) THE COMPANY'S CURRENT DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS AND THE PC MARKET, (xiv) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS AND THE COMPANY'S CURRENT DEPENDENCE ON SALES TO THE ASIAN MARKETS, (xv) ABILITY OF THE COMPANY TO MAINTAIN ADEQUATE PRICE LEVELS AND MARGINS WITH RESPECT TO ITS PRODUCTS, (xvi) MANAGEMENT OF CHANGING OPERATIONS RELATED TO THE COMPANY'S RESTRUCTURING AND MANAGEMENT CHANGES ANNOUNCED ON JANUARY 22, 1998, (xvii) RISKS RELATED TO ACQUISITIONS (xviii) THE ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997.

     The Company designs, develops and markets high performance integrated semiconductors and related software to original equipment manufacturers worldwide that serve the optical storage, consumer electronics and digital office equipment markets. The Company's products typically consist of hardware, firmware and software to provide a complete solution for customers.

     The Company contracts with independent foundries to manufacture all of its hardware products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Except pursuant to its agreements with TSMC, Chartered and UICC, the Company's foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price.

     During the quarter ending March 31, 1998, the Company implemented a strategy of concentrating its efforts on the markets for optical storage, consumer electronics and digital office equipment. As part of this strategy, the Company sought to discontinue its graphics and audio/communications businesses and restructure its business to leverage its three core technologies: optical storage, MPEG imaging and digital imaging. Unable to locate a buyer for either its graphics or its audio/communications businesses, the Company discontinued all product development, marketing, selling and other efforts related to these businesses during the quarter ended March 31, 1998. As a result of the discontinuation of these businesses, the Company laid-off 30 employees and recorded a restructuring charge of $1.8 million to operations and a $3.5 million inventory-related charge to cost of revenues related to this restructuring during the quarter ended March 31, 1998. The $1.8 million charge consisted of $1.0 million charges related to a write-off of prepaid royalties, approximately $0.6 million for severance pay and $0.2 in miscellaneous charges.

     On April 22, 1998, the Company announced that it expects to incur a loss from operations in the quarter ending June 30, 1998 due to a number of factors currently affecting its optical storage business, including, but not limited to, new competitors entering the market, a maturation of the CD-ROM controller market, pressure from the sub-$1000 PC segment for low-cost components, uncertain demand for personal computers and delays in new product releases. Through the restructuring efforts described above, the Company intends to direct and focus Company resources and management time on the optical storage, consumer electronics and digital office equipment markets with primary emphasis on the optical storage market. However, there can be no assurance that these actions will enable the Company to diminish the pressures currently affecting its optical storage business and/or enable the Company to successfully transition the business to the emerging CD-R/W and DVD markets.

          On January 29, 1998, the Company and its wholly-owned subsidiary Pixel Magic, Inc. signed a Plan of Reorganization and Agreement of Merger ("The Merger Agreement") with Xerographic Laser Images Corporation ("XLI"), a developer of resolution enhancement technology. Pursuant to the Merger Agreement, XLI will become a wholly-owned subsidiary of Pixel Magic. The Merger Agreement provides for a cash payment of approximately $3.7 million to XLI shareholders on the effective date of the merger and the right to receive additional payments up to a maximum of approximately $11.3 million subject to the achievement of certain milestones by XLI over a three year period ending on December 31, 2000. The merger is subject to the approval of XLI shareholders. The transaction will be accounted for as a purchase transaction. The Company currently anticipates that it will expense a significant portion of the purchase price in the period during which the acquisition is closed.

          On March 20, 1998, the Company entered into an asset purchase agreement with Odeum Microsystems, Inc. ("Odeum") and Hyundai Electronics America ("HEA") pursuant to which the Company agreed to acquire certain assets of Odeum for approximately $4.0 million. With this acquisition, the Company acquired two products currently in production, an integrated MPEG-2 audio/video decoder and transport demultiplexer and a DVD-5 compliant QPSK demodulator. Both products are used predominantly in "free to air" satellite and cable set-top boxes for MPEG-2 encoded digital television broadcasting. The transaction was consummated on April 2, 1998. This transaction will be accounted for as a purchase transaction. The Company anticipates that it will expense a significant portion of the purchase price for this acquisition in the period ended June 30, 1998.

          On April 30, 1998, the Company entered into several agreements with Omni Peripherals Pte. Ltd., a private Singaporean company ("Omni") and two other investors pursuant to which the Company acquired a preferred equity interest in Omni. Omni was incorporated in Singapore on January 2, 1996, and is in the business of designing, developing and marketing mechatronics modules for optical storage drives. The Company paid $802,124, for its interest, representing approximately 20% of the issued stock of Omni. As a group, the three preferred investors own 51% of the issued stock of Omni. There can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future nor can there be any assurance that Omni will successfully develop its products or that if developed, its products will be competitive and achieve market acceptance.

          On February 27, 1998, the Company incorporated a wholly-owned subsidiary, Oak Technology, Ltd. in Bristol, England. The subsidiary will employ primarily technical personnel who will develop products for the Company's consumer products business.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

     NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from sales of its CD-ROM controller products which comprised 77% and 86% of the Company's net revenues in the three months ended March 31, 1998 and 1997 respectively. Net revenues decreased 29.8% to $35.6 million in the three months ended March 31, 1998 from $50.6 million in the comparable period of fiscal 1997. This decrease was primarily attributable to a decrease in unit sales and overall average selling price ("ASP") of CD-ROM controllers, in relatively equal proportion, partially offset by an increase in sales of digital office equipment controllers. In the three months ended March 31, 1998 and 1997, sales to the Company's top ten customers accounted for approximately 76% and 78%, respectively, of the Company's net revenues. International sales, principally to Japan, Taiwan, Korea and Belgium accounted for approximately 87% and 98% of the Company's net revenues in the three months ended March 31, 1998 and 1997, respectively. This decrease in international sales, as a percentage of total sales, is primarily attributable to a decrease in international revenues as well as an increase in domestic revenues in the comparison quarters. Sales of products related to the graphics and audio/communications businesses which the Company discontinued in the quarter ended March 31, 1998 accounted for less than 3% and 1% of the Company's net revenues in each of the three months ended March 31, 1998 and 1997, respectively. Although the Company is attempting to diversify its revenue product base in the three core markets of optical storage, consumer electronics and digital office equipment, it anticipates that CD-ROM controller sales will continue to account for a substantial majority of its revenue in the foreseeable future. As the Company has been experiencing continued pressure on CD-ROM controller ASPs, increased competition, a maturation of the CD-ROM controller market and development delays in the Company's next generation CD-ROM product, the Company does not anticipate year over year growth in CD-ROM controller unit sales and revenue to continue at the same rate, if at all, in the foreseeable future. See "Factors That May Affect Future Results" below.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The

Company's gross margin decreased to 40.5% in the three month period ended March 31, 1998 as compared to 54.9% during the comparable period in the prior year. Gross margin in the three month period ended March 31, 1998 includes the impact of a $3.5 million inventory-related charge to cost of revenues related to the discontinuation of the graphics and audio/communications businesses. Excluding the impact of the discontinuation of these businesses, gross margin in the three months ended March 31, 1998 would have been 50.5%. Gross margin in the three month period ended March 31, 1997 included the impact of favorable adjustments of approximately $5.2 million to cost of revenues associated with the sale of products which had been fully reserved in a prior period. Excluding the effect of this adjustment, gross margin in the three month period ended March 31, 1997 would have been 44.7%. The increase in gross margin during the comparison periods, excluding the impact of the adjustments recorded during the three months ended March 31, 1998 and March 31, 1997, is primarily the result of a product mix shift to higher margin CD-ROM controllers and the CD-R/W controller. Gross margins related to the graphics and audio/communications businesses which the Company discontinued in the quarter ended March 31, 1998 accounted for approximately 2% and less than 1% of the Company's total gross margin contribution in each of the three months ended March 31, 1998 and 1997, respectively. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs, product design changes and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. The Company is currently experiencing severe price pressure on its CD-ROM controller and MPEG products and expects such price
erosion to continue.   A decline in ASPs that is not offset by cost
reductions through product design changes, manufacturing process changes, yield improvement, savings negotiated with its manufacturing subcontractors or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially adversely affect the Company's operating results. The Company does not believe that it can achieve cost reductions or sales of new products with higher gross margins which fully offset the expected price declines of its CD-ROM and MPEG products and therefore, it expects gross margin percentages to decline for such products. In addition, the Company believes that gross margins for new products in its optical storage and consumer markets will be lower than historical levels and that, as a result, gross margins in general will decline in the future.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 44.9% to $12.4 million in the three months ended March 31, 1998 from $8.6 million in the comparable period in the prior year. Additionally, research and development expenses increased as a percentage of net revenues to 34.9% during the three months ended March 31, 1998 from 16.9% in the comparable period in the prior year. The increased spending related to research and development activities was principally the result of the hiring of additional technical personnel and associated expenses during the comparison periods. The Company will continue to invest substantial resources in research and development, including hiring additional technical personnel, in an effort to maintain its technological leadership in the optical storage market and diversify its product development in its other core markets: consumer electronics and digital office equipment. Although the Company expects research and development expenses to decrease as a result of the discontinuation of its graphics and audio/communications businesses, the increase in the investment in the remaining core businesses may partially, if not fully, offset this decrease. As a result, no assurance can be given that absolute research and development expenses for the remainder of fiscal 1998 will decrease.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include costs related to salaries, commissions, legal fees, consulting and other costs related to the sales, marketing and administrative functions of the Company. Selling, general and administrative expenses increased 54.2% to $8.8 million in the three months ended March 31, 1998 from $5.7 million in the comparable period in the prior year. Additionally, selling, general and administrative expenses increased as a percentage of net revenues to 24.8% in the three months ended March 31, 1998 from 11.3% during the comparable period in fiscal 1997. This increase was principally the result of the hiring of additional management and administrative personnel and associated expenses, an increase in legal expenses as well as a decrease in the Company revenues in the comparison periods. The increase in legal expenses relates primarily to a complaint the Company filed with the International Trade Commission on July 21, 1997 ("ITC Complaint") and additional litigation related to a settlement agreement with one of the parties in the ITC Complaint. See "Legal Proceedings". Although the Company may experience a decrease in selling, general and administrative expenses as a result of the discontinuation of its graphics and audio/communications businesses, any such decrease is expected to be offset by the continuing efforts to develop the Company's support infrastructure and hire additional senior management personnel. As a result, the Company expects to incur higher absolute selling, general and administrative expenses in the remainder of fiscal 1998.

     RESTRUCTURING CHARGES.   During the three months ended March 31, 1998,
the Company discontinued its graphics and audio/communications businesses and incurred a charge to operations of $1.8 million related to these discontinued businesses. The $1.8 million charge consisted of $1.0 million related to a write-off of prepaid royalties, approximately $0.6 million for severance pay and $0.2 for miscellaneous charges.

     NONOPERATING INCOME. During the three months ended March 31, 1998, nonoperating income increased to $2.3 million from $1.1 million during the comparable three months of fiscal 1997. This increase was primarily the result of the receipt of approximately $0.7 million related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company filed with the International Trade Commission on July 21, 1997. See "Legal Proceedings".

     INCOME TAXES. The overall effective tax rate for the three months ended March 31, 1998 was 52% and 35% for the period ended March 31, 1997. The change in the tax rate was the result of the loss recorded in the quarter ended March 31, 1998 and the resultant impact on total anticipated fiscal 1998 net income.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

     NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from sales of its CD-ROM controller products which comprised 81% and 86% of the Company's net revenues in the nine months ended March 31, 1998 and 1997 respectively. Net revenues increased 9.4% to $128.2 million in the nine months ended March 31, 1998 from $117.2 million in the comparable period of fiscal 1997. This increase was primarily attributable to an increase in unit sales of CD-ROM controllers from the comparable period of fiscal 1997 partially offset by a decline in the average selling price ("ASP") of the CD-ROM controllers. The increase in unit sales of the CD-ROM controllers is primarily the result of the relatively low unit sales in the comparable period of fiscal 1997 resulting from customer decisions to reduce inventory, an overall slowdown in the PC market and a shift in the CD-ROM industry from 4x speed drives to 6x and 8x speed drives. In the nine months ended March 31, 1998 and 1997, sales to the Company's top ten customers accounted for approximately 80% and 77%, respectively, of the Company's net revenues. International sales, principally to Japan, Taiwan, Korea and Belgium accounted for approximately 93% and 98% of the Company's net revenues in the nine months ended March 31, 1998 and 1997, respectively. Sales of products related to the graphics and audio/communications businesses that the Company discontinued accounted for approximately 3% of the Company's net revenues in the nine months ended March 31, 1998 and approximately 2% in the nine months ended March 31, 1997.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 49.2% in the nine month period ended March 31, 1998 as compared to 58.8% during the comparable period in the prior year. Gross margin in the nine month period ended March 31, 1998 includes the impact of a $3.5 million inventory-related charge to cost of revenues related to the discontinuation of the graphics and audio/communications businesses. Excluding the impact of these discontinued businesses, gross margin in the nine month period ended March 31, 1998 would have been 52.0%. Margins for the nine month period ended March 31, 1997 were favorably affected by adjustments of approximately $18.7 million to cost of revenues associated with the sale of products which had been fully reserved in a prior period as well as manufacturing cost adjustments of $3.0 million related to foundry agreements. Excluding the impact of these adjustments, gross margin for the nine month period ended March 31, 1997 would have been 40.0%. The increase in gross margin during the comparison periods, excluding the impact of the adjustments recorded during the nine months ended March 31, 1998 and the nine months ended March 31, 1997, is primarily the result of a product mix shift to higher margin CD-ROM controllers and the CD-R/W controller. Gross margins related to the graphics and audio/communications businesses that the Company discontinued accounted for approximately 2% and (4%) of the Company's total gross margin contribution in the nine months ended March 31, 1998 and 1997, respectively.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 44.4% to $35.4 million in the nine months ended March 31, 1998 from $24.5 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional personnel and associated expenses. Research and development expenses increased as a percentage of net revenues to 27.6% during the nine months ended March 31, 1998 from 20.9% in the comparable period in the prior year. This increase was principally the result of the hiring of additional technical personnel and associated expenses during the comparison periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include costs related to salaries, commissions, legal fees, consulting and other costs related to the sales, marketing and administrative functions of the Company. Selling, general and administrative expenses increased 52.1% to $23.0 million in the nine months ended March 31, 1998 from $15.1 million in the comparable nine months in fiscal 1997. Additionally, selling, general and administrative expenses increased as a percentage of net revenues to 17.9% in the nine months ended March 31, 1998 from 12.9% during the comparable period in fiscal 1997. This increase was principally the result of the hiring of additional management and administrative personnel and associated expenses as well as increases in legal expenses. The increase in legal expenses relates primarily to a complaint the Company filed with the

International Trade Commission on July 21, 1997 ("ITC Complaint") and additional litigation related to a settlement agreement with one of the parties in the ITC Complaint. See "Legal Proceedings."

     NONOPERATING INCOME. During the nine months ended March 31, 1998, nonoperating income increased to $12.1 million from $3.1 million during the comparable nine months in fiscal 1997. This increase was primarily the result of the receipt of approximately $8.1 million related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997. See "Legal Proceedings".

     INCOME TAXES. The overall effective tax rate for the nine months ended March 31, 1998 was 28% and 35% for the nine months ended March 31, 1997. The change in the tax rate was the result of the loss recorded in the quarter ended March 31, 1998 and the resultant impact on total anticipated fiscal 1998 net income.

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

     The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity through the end of calendar 1999, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without significant penalty. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled, or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the fiscal year would be materially adversely affected.

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

     The Company's success is highly dependent upon its ability to develop new, technically advanced products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading OEM manufacturers. Both revenues and margins may be affected quickly if new product introductions are delayed or if the Company's products are not designed into successive generations of products of the Company's customers. These factors have become increasingly important to the Company's results of operations because the rate of change in the markets served by the Company continues to accelerate. In an effort to attempt to increase its competitiveness in the Company's core markets, the Company recently implemented a strategy to concentrate its efforts on the markets for optical storage, consumer electronics and digital office equipment. As part of this strategy, the Company discontinued its graphics and audio/communications businesses and is restructuring its business to leverage its three core technologies: optical storage, MPEG imaging and digital imaging. As a result of the decision to discontinue its graphics and audio/communications businesses the Company recorded a charge to operations related to this restructuring during the quarter ended March 31, 1998 of $1.8 million and an inventory-related charge to cost of revenues of $3.5 million. See "Notes to Consolidated Financial Statements".

     The Company and various of its current and former officers and Directors are parties to certain legal proceedings. See "Legal Proceedings". All of these actions are in the early stages of proceedings. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. No provision for any liability that may result has been made in the Company's Consolidated Financial Statements. In connection with these legal proceedings, the Company has incurred, and expects to continue to incur, substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASPs and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches that require integrated circuits such as those offered by the Company. Because of shortened product life cycles and even shorter design-in cycles, particularly in the CD-ROM controller market, the Company's competitors have increasingly frequent opportunities to achieve design wins in next generation systems or, in the CD-ROM controller market, in the next generation drive. In the event that competitors succeed in supplanting the Company's products, the Company's market share may not be sustainable and revenue, gross margin and earnings would be adversely affected. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new PC and other market standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the Company's customer's products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

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

     The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. Currently, the Company's financial performance is dependent upon the Company's level of success in the CD-ROM controller market. The Company has recently experienced some product development delays in this area. In an effort to diversify its product and market base, the Company has invested substantial resources in optical storage as well as in its other core technologies for the consumer and digital office equipment markets. There can be no assurance that products currently under development in these core technologies or any other new products will be successfully developed or will achieve market acceptance, thereby affecting the Company's ability to achieve diversification of its products and markets, and thereby revenue diversification. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, securing sufficient foundry capacity for volume manufacturing of wafers, quality of new products and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others or changing industry standards will not render the Company's products or technologies obsolete or noncompetitive.
The failure of the Company's new product development efforts or the failure of the Company to achieve market acceptance of its new products would have a material adverse effect on the Company's business, financial condition and operating results.

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

     The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has six patents granted, thirty patents pending, thirty-two patents in preparation in the United States, and fifteen international patents pending. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be manufactured or sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United

States and thus make the possibility of piracy of the Company's technology and products more likely. On April 7, 1998, the Company filed a complaint with the International Trade Commission ("ITC") against certain Asian manufacturers of optical storage controller devices based on the Company's belief that such devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing such infringing CD-ROM controllers. See "Legal Proceedings".

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. The Company and certain of its customers and foundries have, from time to time, been notified that they may be infringing patents or other intellectual property rights owned by third parties. In addition, customers have been named in suits alleging infringement of patents or other intellectual property rights by customer products. Certain components of these products have been purchased from the Company and may be subject to indemnification provisions made by the Company
to its customers.   If it is necessary or desirable, the Company may seek
licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. As the Company's products become more integrated and offer increased functionality, there is a likelihood that more of these claims will occur. The Company cannot accurately predict the eventual outcome of any suit or other alleged infringement of intellectual property. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish
the validity of the Company's proprietary rights.   The Company recently
initiated such litigation by filing a complaint with the International Trade Commission. See "Legal Proceedings". Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company has a limited portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company, or its customers, and a license is not made available to the Company on commercially reasonable terms, or if the Company is required to pay substantial damages or awards, the Company's business, financial condition and operating results would be materially adversely affected.

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

     The Company contracts with independent foundries to manufacture all of its hardware products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Certain of the Company's foundry agreements require up-front, nonrefundable prepayments or deposits and these fixed costs could affect the Company's operating margins if the Company is unable to utilize the minimum number of wafers required under the agreements. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. While the Company believes there is adequate foundry capacity available to meet its current requirements, there can be no assurance that the Company will continue to have access to sufficient capacity to meet its needs in the future. If there is a decrease in available foundry capacity it is likely that the lead time required to manufacture the Company's products will increase. In addition, the Company had anticipated that it would be able to satisfy a small portion of its manufacturing requirements from UICC; however due to the October 1997 fire at UICC the Company will not be able to utilize this foundry in the foreseeable future. UICC management has indicated that capacity will be available through substitute capacity arrangements, however no assurance can be given as to the availability of such capacity. The loss of any of these foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products, which could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

     In October 1997, a fire damaged the UICC facility. UICC management has advised the Company that a majority of the equipment, majority of the inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $331 million (based on current exchange rates). UICC management has also advised the Company that approximately 10% of the loss to the facility will not be covered by insurance and that there is a deductible amount that UICC must pay with respect to the insured portion. Despite any unreimburseable loss, UICC management has represented to the Company that it is rebuilding the facility and expects the facility to be fully rebuilt and operational by April of 1999. Given the fire, the Company has evaluated its investment in the UICC facility and the potential impact of the Company's portion of the unreimburseable loss to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or disposition of the investment are in excess of the carrying amount of the investment, no impaired loss has been recognized as of March 31, 1998. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements. To date, the Company has not requested that UICC made such substitute capacity available to the Company. Therefore, there can be no assurance that such substitute foundry capacity will be available to the Company should the Company require it. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

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

     Sales of the Company's CD-ROM controller products comprised 77% and 86% of the Company's net revenues in the three months ended March 31, 1998 and 1997, respectively. Sales of CD-ROM controller products are expected to continue to account for a substantial portion of the Company's total revenues for the foreseeable future. The market for CD-ROM controller products continues to mature and therefore, it is expected that sales of such products will not necessarily continue to grow at historical rates and will be influenced by the traditional seasonality and volatility associated with the PC market. It is further anticipated that the proliferation of DVD-ROM drives will impact the demand for CD-ROM controller products. Due to the backward compatibility of DVD-ROM drives, it is critical that the Company maintain its CD-ROM customer base throughout this transition to DVD-ROM. As the CD-ROM market has begun to mature and transition toward the emerging CD-R/W and DVD-ROM market, there have been a number of new competitors entering the market. This increased competition combined with pressure from the sub-$1000 PC segment for lower cost components have caused tremendous price erosion on CD-ROM controller prices. In addition, as a majority of the new competitors are located in Asia, together with a majority of the Company's customers, the Company currently is hampered in its ability to effectively compete given the effects of the strong dollar versus Asian currencies. Furthermore, there is currently a trend toward integrating increased functionality on the CD-ROM controller. Therefore, the Company's revenues and its gross margins from its CD-ROM controller products will be dependent on the Company's ability to introduce such integrated products in a commercially competitive manner. The Company has not previously offered an integrated CD-ROM controller product that provides functions that had traditionally been supplied by separate, single function chips. The Company is currently experiencing development delays with its first integrated CD-ROM controller product. To provide integrated CD-ROM controller products, the Company has been and will continue to be required to expand the scope of its research and development efforts to provide these new functions, which will require the hiring of engineers skilled in the respective areas and additional management coordination among the Company engineering and marketing groups. Alternatively, the Company may find it necessary or desirable to license or acquire technology to enable the Company to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on acceptable terms to the Company. In addition, with new functions being added to the CD-ROM controller product, companies that historically provided chips with these functions are now entering the CD-ROM controller market with integrated products containing these functions as well as the controller function. Accordingly, given the above-stated factors, there can be no assurance that the Company will be able to sustain the current level of such product sales or current operating margins. In addition, there can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future. Any decrease in the overall level of sales of, or the prices for, the Company's CD-ROM controller products, due to introductions of products by present or future competitors, a decline in demand for CD-ROM controller products, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations.

     International sales, principally to Japan, Taiwan, Korea and Belgium accounted for approximately 87% and 98% of the Company's net revenues in the three months ended March 31, 1998 and 1997, respectively. A substantial portion of the Company's international revenues in the comparison periods were derived from Taiwanese, Japanese, Korean and Belgian manufacturers of CD-ROM drives. Most of the Company's foreign sales are negotiated in U.S. dollars; however, invoicing is often done in local currency. Assets and liabilities which are denominated in non-functional currencies are translated to the functional currency on a monthly basis and the resulting gain or loss is recorded within nonoperating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. The Company expects that there could be hedges of anticipated transactions or investments in foreign subsidiaries in the future. The Company is also subject to the additional risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax rates, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. With the current economic problems in Asia and the strengthening of the dollar, the Company has recently experienced a more conservative buying pattern from its customers and increased price pressure on its products. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. As a result, the Company may be subject to the risks of currency fluctuations. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or results of operations or require the Company to modify its current business practices.

     A limited number of customers historically have accounted for a substantial portion of the Company's net revenues. In the three months ended March 31, 1998 and 1997, sales to the Company's top ten customers accounted for approximately 76% and 78%, respectively, of the Company's net revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to cancelable short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions.

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

     Since its inception, the Company has experienced significant growth in the number of its employees and in the scope of its operating and financial systems. To manage growth effectively, the Company will need to continue to improve its operational, financial and marketing information systems, procedures and controls, and expand, train, and manage its employee base. The Company is in the final stages of implementing a new management information system. Any problems encountered with the new system could materially adversely affect the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of March 31, 1998 consisted of approximately $129.3 million in cash, cash equivalents and short-term investments, approximately $25.0 million in lines of credit with two Japanese financial institutions, of which $17.8 million was available as of March 31, 1998 and approximately $12.5 million in lines of credit with Taiwanese financial institutions of which approximately $12.1 million was available as of March 31, 1998.

     During the nine months ended March 31, 1998, operating activities provided net cash of approximately $6.4 million. This cash resulted primarily from net income of $10.8 million, non-cash adjustments to net income of $6.7 million, utilization of foundry deposits of $5.8 million and restructuring related charges of $1.8 million, partially offset by net changes in accounts payable of $14.0 million and other operating assets and liabilities of $4.7 million. Net income includes the impact of the receipt of approximately $8.1 million recorded during the nine months ended March 31, 1998 related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997. See "Legal Proceedings". Investing and financing activities utilized cash of approximately $22.5 million consisting primarily of an investment in the UICC foundry venture of $11.6 million, purchases of property and equipment of $9.5 million and net repayment of debt of $1.9 million and treasury stock acquisitions of $1.8 million, partially offset by proceeds from issuance of common stock of $2.5 million.

     The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. Capital expenditures for the remainder of fiscal 1998 are anticipated to be approximately $3.2 million.

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

     On January 29, 1998, the Company and its wholly-owned subsidiary Pixel Magic, Inc. signed a Plan of Reorganization and Agreement of Merger ("The Merger Agreement") with Xerographic Laser Images Corporation ("XLI"), a developer of resolution enhancement technology. Pursuant to the Merger Agreement, XLI will become a wholly-owned subsidiary of Pixel Magic. The Merger Agreement provides for a cash payment of approximately $3.7 million to XLI shareholders on the effective date of the merger and the right to receive additional payments up to a maximum of approximately $11.3 million subject to the achievement of certain milestones by XLI over a three year period ending on December 31, 2000. The merger is subject to the approval of XLI shareholders. The transaction will be accounted for as a purchase transaction. The Company currently anticipates that it will expense a significant portion of the purchase price in the period during which the acquisition is closed.

     On March 20, 1998, the Company entered into an asset purchase agreement with Odeum Microsystems, Inc. ("Odeum") and Hyundai Electronics America ("HEA") pursuant to which the Company agreed to acquire certain assets of Odeum for $4.0 million. With this acquisition, the Company acquired two products currently in production, an integrated MPEG-2 audio/video decoder and transport demultiplexer and a DVD-5 compliant QPSK demodulator. Both products are used predominantly in "free to air" satellite and cable set-top boxes for MPEG-2 encoded digital television broadcasting. The transaction was consummated on April 2, 1998. This transaction will be accounted for as a purchase transaction. The Company anticipates that it will expense a significant portion of the purchase price for this acquisition in the period ended June 30, 1998.

     On January 22, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2.0 million shares of its common stock, either in the open market or in private transactions. Accordingly, the Company may utilize cash to repurchase its common stock. The repurchase program is authorized for one year, unless further extended by the Company's Board of Directors. As of March 31, 1998, the Company has purchased 287,500 shares for approximately $1.8 million.

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

     In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of the Company's future wafer purchases required under the original agreement and the elimination of required future cash prepayments of approximately $73 million. Under the amended agreement, no additional prepayment is required; however, the Company must utilize the entire amount of the prepayment paid as of October 1996 through a certain committed amount of wafer purchases in calendar years 1997, 1998, and 1999 or a portion of the prepayment will be forfeited. In March 1998, the Company further amended its agreement with TSMC allowing the Company to utilize excess wafer purchases in 1997 and 1998 to reduce the Company's committed wafer purchases in the following years. This amendment resulted in the Company utilizing calendar 1998 committed wafer purchases beginning in calendar 1997 after the committed wafer purchases for calendar 1997 were met. As a result of this amendment the Company recorded a credit to foundry deposits of approximately $5.3 million which was used to offset payables to TSMC in the quarter ended March 31, 1998. In addition, the Company received an additional credit of $7.1 million which will be used to offset future payments to TSMC. The Company currently believes the terms and conditions of the agreement, as amended, will be met although no assurance can be given in this regard.

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

     The deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $28.3 million as of March 31, 1998. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements although no assurance can be given in this regard.

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation ("UMC") to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. As an investor in this venture, the Company has rights to a portion of the total wafer capacity for the manufacture of its proprietary products. The Company paid for its investment in the foundry venture in three installments: $13.7 million in January 1996, $25.9 in January 1997 and $11.6 in December 1997. This final payment was made by the Company after receiving representations from UICC management that the losses from the October fire (discussed below) would be covered by insurance and that the facility would be rebuilt to its fully operational state. Investment in the foundry venture as of March 31, 1998 was approximately $51.2 million which represents an investment of approximately 9.3% of the total outstanding shares of the foundry venture.

     In October 1997, a fire damaged the UICC facility. UICC management has advised the Company that a majority of the equipment, majority of the inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $331 million (based on current exchange rates). UICC management has also advised the Company that approximately 10% of the loss to the facility will not be covered by insurance and that there is a deductible amount that UICC must pay with respect to the insured portion. Despite any unreimburseable loss, UICC management has represented to the Company that it is rebuilding the facility and expects the facility to be fully rebuilt and operational by April of 1999. Given the fire, the Company has evaluated its investment and the potential impact of the Company's portion of the unreimburseable loss in the UICC facility to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or disposition of the investment are in excess of the carrying amount of the investment, no impaired loss has been recognized as of March 31, 1998. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements. To date, the Company has not requested that UICC make such substitute capacity available to the Company. Therefore, there can be no assurance that such substitute foundry capacity will be available to the Company should the Company require it. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil Code Sections 1709/1710 claims, however plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers.

     The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants' Motion to Dismiss the plaintiff's First Amended Consolidated Complaint, but granted plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. Defendants' Motion to Dismiss was heard on December 17, 1997. The federal court judge took the matter under submission and has not yet issued a ruling.

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

     On July 21, 1997, the Company filed a complaint with the International Trade Commission ("ITC") based on the Company's belief that certain CD-ROM controllers infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or product containing such infringing CD-ROM controller. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-401) on August 19, 1997, naming as respondents: Winbond Electronics Corporation ("Winbond"); Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; Wearnes Electronics Malaysia Sendirian Berhad; and Wearnes Peripheal International (Pte.).

     On March 16, 1998, the Company and Winbond entered into a settlement agreement pursuant to which Winbond obtained a nonexclusive, royalty-bearing license to the Company's U.S. patents No.'s 5,535,327 and 5,581,715 and the Company obtained a nonexclusive, royalty-free license to several Winbond patents. The settlement agreement provided that the parties would jointly seek termination and dismissal of investigation No. 337-TA-401 as to Winbond and its four affiliated companies: Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; Wearnes Electronics Malaysia Sendirian Berhad; and Wearnes Peripheal International (Pte.). On April 15, 1998, Investigation No. 337-TA-401 was ordered terminated as to all parties.

     As originally filed with the ITC, the Company's complaint also identified as proposed respondents: United Microelectronics Corporation ("UMC"); Lite-On Group; Lite-On Technology Corp.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. Prior to the ITC's institution of the formal investigation proceeding, the Company and UMC entered into a settlement agreement, effective July 31, 1997, pursuant to which UMC agreed to cease and desist the manufacture of its specified CD-ROM controllers, except under certain limited conditions which expired on January 31, 1998. The settlement agreement additionally provided for the withdrawal of the Company's ITC complaint against UMC and the above-named Lite-On and Behavior Tech companies. In September 1997, October 1997 and February 1998, the Company received $2.6 million, $4.8 million and $0.7 million, respectively pursuant to this settlement. Proceeds from the settlement were recorded as miscellaneous income and included in nonoperating income for the periods ended September 30, 1997, December 31, 1997 and March 31, 1998, respectively.

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers, that were the subject of the ITC action and related settlement agreement, through or to a UMC affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC.
The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On April 14, 1998, the Company filed a Motion to Bifurcate UMC's patent counterclaims from the contract-related claim's and counterclaims.
The Motion to Bifurcate is scheduled to be heard on May 22, 1998. If an order is granted bifurcating the UMC patent counterclaims, a trial on the contract-related issues is scheduled for December of 1998. If the Company's Motion to Bifurcate is not granted, it is expected that a trial on all claims and counterclaims will occur in the second calendar quarter of 1999.

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

     On April 7, 1998, the Company filed a new complaint with the International Trade Commission ("ITC") alleging that five Asian companies, are violating U.S. trade laws by importing or selling CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp.; MediaTek, Inc.; Lite-On Group; Lite-On Technology Corp and AOpen, Inc.
In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing products and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp. MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. In most cases, the ITC decides within 12 to 15 months after the filing of a complaint whether or not to issue an order excluding foreign products that allegedly infringe U.S. patents. In connection with this legal proceeding, the Company will incur substantial legal and other expenses.

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

     10.22       Agreement of Termination of Employment Agreement between Pixel Magic, Inc.
                 and Peter D. Besen dated June 13, 1997 (16)

     10.23       Agreement of Termination of Employment Agreement between Pixel Magic, Inc.
                 and Don Schulsinger dated June 13, 1997 (16)

     10.24       Release and Settlement Agreement between the Company and United
                 Microelectronics Corporation dated July 31, 1997 (16)**

     10.25       Sublease Agreement dated December 1, 1997 between Global Village Communication,
                 Inc. and the Company (lease agreement for 1150 East Arques Avenue, Sunnyvale,
                 California) and accompanying lease and amendment thereto (18)

     10.26       Amendment to Option Agreement by and between Taiwan Semiconductor
                 Manufacturing Co., Ltd, and the Company. **

     10.27       Settlement Agreement between Winbond Electronics Corporation and the
                 Company. **

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

(12) Confidential treatment has been granted with respect to portions of this exhibit.
(13) Incorporated herein by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(14) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(15) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(16) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.
(17) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
(18) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly report on Form 10-Q for the quarter ended December 31, 1997.

-------------------
*    Indicates Management incentive plan.
** Confidential treatment granted and/or requested as to portions of the exhibit.

(b)  Reports on Form 8-K

          A report on Form 8-K was filed on January 28, 1998 reporting the business restructuring that was announced with the release of the Company's second fiscal quarter results. Pursuant to the restructuring plan, the Company would discontinue its graphics and audio/communications businesses and focus on three core markets: optical storage, consumer electronics and digital office equipment. The Company also appointed Mr. Richard Black, a Director of the Company since 1987, to the executive management team as president and added Mr. Young Sohn, president of Quantum Corporation's Enterprise and Personal Storage Group, to its Board of Directors. The form 8-K also reported that its Board of Directors approved a stock repurchase plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OAK TECHNOLOGY, INC.
                                    (Registrant)




Date:  May 14, 1998                 /S/ SIDNEY S. FAULKNER
                                    -----------------------------
                                    Sidney S. Faulkner
                                    Vice President, Finance
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)

                                EXHIBIT INDEX


     Exhibit
     Number      Exhibit Title
     ------      -------------
     10.26       Amendment to Option Agreement by and between Taiwan
                 Semiconductor Manufacturing Co., Ltd, and the Company.**

     10.27 Settlement Agreement between Winbond Electronics Corporation and the Company. **

     11.01       Statement regarding computation of net income per share

     27.01       Financial Data Schedule

     -------------------
     ** Confidential treatment requested as to portions of the exhibit