Form 10-K
period 1998-06-30
OAK TECHNOLOGY INC
filed 1998-09-28
CIK 824225

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

For The Fiscal Year Ended June 30, 1998              Commission File No. 0-25298

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

         Registrant's telephone number, including area code: (408) 737-0888
          Securities registered pursuant to Section 12(b) of the Act: NONE
            Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $.001 par value
                          Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $75,920,142 as of September 21, 1998, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for September 21, 1998. Shares of Common Stock held by each executive officer and Director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

40,656,495 shares of the Registrant's $.001 par value Common Stock were outstanding at September 21, 1998.

                        DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       PART I

ITEM 1.        BUSINESS

               EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE
SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND
INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE
COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY
REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT
EVENTS OR CIRCUMSTANCES AFTER THE DATES HEREOF OR TO REFLECT THE OCCURRENCE
OF UNANTICIPATED EVENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (I) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY
BE SUBJECT TO FURTHER ADJUSTMENT, (II) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS, (III) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY,
(IV) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (V) DEVELOPMENT BY
COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR THE ENTRY OF NEW COMPETITORS INTO
THE COMPANY'S MARKETS, (VI) THE COMPANY'S ABILITY TO DIVERSIFY ITS PRODUCT
AND MARKET BASE BY DEVELOPING AND INTRODUCING NEW PRODUCTS WITHIN DESIGNATED MARKET WINDOWS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (VII) WILLINGNESS
OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR
PRODUCTS, (VIII) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO
PROCESS TECHNOLOGIES, (IX) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE ACCESS TO THIRD PARTY TECHNOLOGY ON
ACCEPTABLE TERMS, (X) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS, (XI) DEPENDENCE ON KEY PERSONNEL,
(XII) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (XIII) DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS AND THE PC MARKET, (XIV) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (XV) DEPENDENCE ON SALES TO THE ASIAN MARKETS; (XVI) ABILITY OF THE COMPANY TO MAINTAIN ADEQUATE PRICE LEVELS AND MARGINS WITH RESPECT TO ITS PRODUCTS, (XVII) MANAGEMENT OF CHANGING
OPERATIONS RELATED TO THE COMPANY'S RESTRUCTURING AND MANAGEMENT CHANGES, (XVIII) RISKS RELATED TO ACQUISITIONS, (XIX) THE ABILITY TO ATTRACT AND
RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND (XX) OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

BUSINESS

               Oak Technology provides high-performance, integrated semiconductors to original equipment manufacturers (OEMs) worldwide who serve the optical storage, consumer electronics and digital office equipment markets. The Company's products, consisting primarily of integrated circuits and supporting software and firmware, enable its OEM customers to deliver cost-effective, powerful systems to the end-user for storage, home entertainment and imaging (copy, fax, print) applications. One of the world's leading merchant suppliers of controllers for CD-ROM and CD-RW drives, the Company's planned product offerings for its three target market segments also include MPEG-1 and MPEG-2 audio/video decoders for VideoCD (VCD) and DVD players, and integrated circuits for digital broadcast systems such as cable, satellite and terrestrial set-top boxes. In addition, the Company's subsidiary, Pixel Magic, Inc. (Pixel Magic) designs multitasking, imaging and compression processors for the emerging class of digital office equipment. The Company's mission is to continue to seek opportunities for value-added silicon in these emerging market segments where it can leverage its core competencies to offer powerful, cost-effective and complete solutions to its OEM partners.

               In the second half of fiscal 1998, the Company began a period of redirection and restructuring in an effort to redefine its strategic direction and focus on its key strengths and core competencies. A key decision was made to exit markets where the Company saw limited potential for profitability and a significant dependency on the PC market and redirect resources to market opportunities where the Company could utilize its core technical competencies. The Company initiated several changes in the fiscal year to support this redirection.

               In March 1998, the Company restructured its operations along three market-focused groups: Optical Storage Group, Consumer Group and the Digital Office Equipment Group (Pixel Magic). All product development and marketing efforts in the PC audio and 3D graphics businesses, businesses solely dependent on the PC market, were discontinued in the fiscal third quarter ended March 31, 1998, as the Company prepared to exit these markets. In tandem, the Company initiated several actions to expand its interests in the consumer electronics arena by targeting new opportunities presented by the digital broadcast market. Subsidiaries were established in Bristol, UK (Oak Technology, Ltd.) and Munich, Germany (Oak Technology GmbH) in the second half of the fiscal year to support the Company's expanded product charter for the consumer electronics market. The Company also announced its intention to continue to grow its digital office equipment business through research investment and acquisition.

               In an effort to strengthen its product offering base, the Company initiated three acquisitions, one in each of its target markets, and completed one in fiscal 1998. In April 1998, the Company acquired key assets of ODEUM Microsystems, Inc. (ODEUM), a subsidiary of Hyundai Electronics America and developer of integrated circuits for cable, satellite and terrestrial digital broadcast markets for approximately $4.0 million. The acquisition included two products currently in production -- an integrated MPEG-2 audio/video decoder and transport demultiplexer, and a DVB-S compliant QPSK demodulator. Both products are used predominantly in "free-to-air" cable and satellite set-top boxes for MPEG-2 encoded digital television broadcasting. In July 1998, the Company acquired ViewPoint Technology, Inc. (ViewPoint), a privately held developer of CD-RW technology, for approximately $10.1 million. The acquisition added key intellectual property to the Company's CD-RW development program, an area of immediate interest to the Company in fiscal 1999. In August 1998, the Company completed its acquisition of Xerographic Laser Images Corporation (XLI), a developer of key image enhancement and dot modulation technology for imaging applications in the digital office equipment market, for a cash purchase price of approximately $3.7 million. Additional payments up to $11.3 million are due, subject to the achievement of certain milestones by XLI, over a three-year period ending December 31, 2000. XLI will operate as a division of Pixel Magic.

               Despite these restructuring and redirection initiatives, for the foreseeable future, the Company will continue to be heavily dependent on sales of its core CD-ROM controller product line, and therefore, dependent on the PC market, and the majority of its revenues in fiscal 1999 will be generated by sales of these products. However, the Company expects that as a result of its recent restructuring efforts, its future performance will be driven by and dependent on successful execution of its new product introductions for emerging markets, such as CD-RW and DVD, digital broadcasting, and digital office equipment.

TARGET MARKETS AND PRODUCTS

               The Company's three target markets include optical storage, consumer electronics and digital office equipment. The Company's business strategy and product offerings (current and planned for fiscal 1999) for each of the target market segments are described below.

OPTICAL STORAGE

BUSINESS OVERVIEW/STRATEGY

               Multimedia computer applications have driven the demand for low-cost, high-density storage mechanisms in recent years. The adoption of CD-ROM technology as the mainstream optical storage medium on the desktop was fueled in large measure by data-intensive, graphics/audio/video-rich applications that required a universal, high-density storage medium. Oak Technology pioneered the IDE/ATAPI controller for CD-ROM drives in 1993 and has, ever since, maintained its position as a leading player in the optical storage controller market. The Company today is a leading merchant supplier of high-performance controllers for CD-ROM and CD-RW drives to OEMs who serve the optical storage market. Additionally, the Company has products for DVD-ROM drives in development.

               While the growth of the sub-$1000 PC has extended the life of CD-ROM drives on the desktop, the optical storage market is likely to witness an accelerated adoption of CD-RW and DVD-ROM drives in the coming year. The Company is preparing for this transition by focusing its development efforts on these next-generation devices.

The Company's strategy in increasing its market penetration focuses on three key elements: technology innovation, protection of intellectual property, and aggressive marketing/pricing programs, including strategic alliances with drive manufacturers.

               In the CD-ROM controller business, the Company experienced several challenges in fiscal 1998 as a result of a mix of market factors: declining average selling prices (ASPs) and gross margins on CD-ROM controllers, increased competition in Taiwan - one of its key customer bases
- and delays in its integrated controller product introductions.   The
Company is addressing these challenges with a two-pronged strategy: first, by leveraging its intellectual property to form licensing partnerships with leading drive OEMs and second, by vigorously protecting its patented technology in optical storage. In addition, the Company will continue to push for higher levels of integration in its next-generation CD-ROM controller offerings. The Company expects to be in volume production with its first integrated controller offering - the OTI-9335 - in calendar 1999. This solution is a high-performance, three-in-one integrated controller combining three discrete functions on a single chip - the block decoder, CD-DSP, and Servo. Supporting drive speeds in excess of 40X, this solution caters to today's high-performance desktop and notebook computers, but can also be used in stand-alone CD-ROM drives, navigation systems and game machines.

               To protect its patented technology, the Company initiated
several actions in both fiscal 1997 and fiscal 1998 with the International
Trade Commission (ITC). The complaints filed by the Company allege that several Taiwan-based companies are violating U.S. trade laws by importing or selling CD-ROM controllers that infringe one or more U.S. patents owned by the Company.  With respect to the action initiated in fiscal 1997, the
Company recorded as non-operating income in fiscal 1998 approximately $10.6 million in settlements received from one of the companies and obtained a royalty
bearing license with another company.   The action commenced in fiscal 1998
is scheduled for trial on January 11, 1999.  (See "LEGAL PROCEEDINGS").

               The CD-RW market has been picking up momentum as more consumers discover the advantages of this rewritable medium, not the least of which is its access to the vast installed base of CD-ROM drives. Rewritable CD drives are quickly emerging as a strong contender to CD-ROM drives and though primarily offered today in the retail after market, these optical storage devices are anticipated to emerge in the coming year as the preferred mechanism on the desktop for archival and data interchange applications.

               The Company is currently a leading merchant supplier of
controller chips for CD-RW drives.   As with CD-ROM controllers, the Company
expects that functional integration will play an important role in cost reduction of these drives, thereby fueling its mass adoption by PC OEMs. The Company intends to extend its market penetration in this area, both through aggressive product development activities for integrated CD-RW solutions as well as strategic acquisitions. In July 1998, the Company completed its acquisition of ViewPoint, a privately held developer of CD-RW technology. ViewPoint brings strong encoder and write strategy expertise, both key functional areas in CD-RW drives, to the Company's existing technology portfolio in the CD-RW area. In addition, the Company has an aggressive development program in the DVD area.

               The following table shows the Company's current mix of optical storage products for calendar 1999. The Company also has several next-generation products currently in development.

OPTICAL STORAGE PRODUCTS


--------------------------------------------------------------------------------
     NAME                     DESCRIPTION                      STATUS
--------------------------------------------------------------------------------
 OTI-912        Oak's IDE CD-ROM controller offering peak   In production.
                data rates of up to 40X. The OTI-912 can    Mature part.
                provide an increase of over 400% in host    Expected to be
                throughput at peak disk speeds while using  replaced with the
                the same clock and DRAM speed.              OTI-9150 or OTI-
                                                            9335.
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
     NAME                     DESCRIPTION                      STATUS
--------------------------------------------------------------------------------
 OTI-9220       Oak's four-in-one IDE/ATAPI CD-ROM          In production.
                controller.  Combines four major functions
                of a CD-ROM drive (CD-DSP, servo, block
                decoder, and 1Mb DRAM) to deliver an
                industry-first single-chip solution,
                reducing system cost, size, and power
                requirements.
--------------------------------------------------------------------------------
 OTI-9150       Oak's first CD-ROM block decoder fully       In production.
                exploiting the state-of-the-art UDMA
                (Ultra DMA) interface. Supports drive
                speeds of more than 40X.
--------------------------------------------------------------------------------
 OTI-9325/35    Oak's three-in-one integrated CD-ROM        Sampling now.
                controller product.  Has a UDMA interface.  Production
                The 9325 supports drive speeds of 32X and   shipments in CY99.
                the 9335 supports drive speeds of 40X.
--------------------------------------------------------------------------------
 OTI-970/975    Oak's first-generation CD-R/RW controllers  In production.
                used in leading CD-R/RW drives today.       Mature parts.
                                                            Expected to be
                                                            replaced by Oak's
                                                            second-generation
                                                            CD-RW controller.
--------------------------------------------------------------------------------


CONSUMER ELECTRONICS

BUSINESS OVERVIEW/STRATEGY

     The emergence of digital video in recent years has created several market opportunities to enable the delivery of digital content to the home by means of entertainment systems such as DVD players, digital television (DTV) systems and set-top boxes (STBs). The rapid migration away from analog to digital technology in the entertainment system market is creating a need for cost-effective digital integrated circuits in the consumer electronics market. This trend is presenting significant opportunities for companies with expertise in the development of digital integrated circuits such as Oak Technology.

     In the second half of fiscal 1998, as part of its business redirection efforts, the Company established its Consumer Group to target the emerging digital entertainment system market, with focus on integrated circuits for video disk player systems (DVD and VCD) and digital broadcast applications.

     In its video disk player business, the Consumer Group currently has a VCD and DVD product line. The Company expects that DVD technology will begin to be more broadly adopted worldwide in the coming year, impacting the VCD market in China and SouthEast Asia. The Company, therefore, does not expect to make any further investments in its VCD business and intends to focus instead on the DVD player market. The Company's strategy is to focus on developing cost-optimized integrated circuits for this market which leverage its intellectual property in MPEG and servo technology. During the fiscal year, the Company will also be developing robust DVD player reference designs based on the OTI-226 DVD decoder to provide target OEMs with a ready-to-manufacture system solution, thereby accelerating their time to market.

     The digital broadcast market presents several opportunities for the Company to leverage its existing technology investments in MPEG video and audio, graphics processing and analog cores. In view of this, the Company initiated several measures in the second half of fiscal 1998 to begin building a position in these markets, including establishing a subsidiary in Bristol, U.K. (Oak Technology, Limited), Munich, Germany (Oak Technology GmbH) and acquiring key assets of ODEUM, a supplier of digital broadcast integrated circuits. The Company is currently developing a portfolio of products, including demodulator devices and other integrated circuits for cable, satellite and terrestrial STBs.

     Another strategy in the Company's new consumer electronics business is to focus on strategic alliances and partnerships with top-tier OEMs early in new product development efforts. The Company recently executed a Joint Development Agreement with one of the world's leading digital TV tuner manufacturers on its first-generation demodulator product for the terrestrial DTV market. Similarly, in its consumer DVD business, the Company partnered with Orion, one of the leading consumer electronics manufacturers in Japan, on a DVD player design using the OTI-226 MPEG-2 decoder. The Company believes that similar partnerships and alliances will be critical in order for it to gain a strong foothold in the growing and highly competitive digital broadcast semiconductor business.

CONSUMER PRODUCTS

     The following table shows the Company's current mix of consumer products for fiscal 1999. The Company also has several other products currently in development.

--------------------------------------------------------------------------------
     NAME                     DESCRIPTION                      STATUS
--------------------------------------------------------------------------------
 OTI-226        Oak's single-chip MPEG-2 decoder for        Shipping production
                consumer  applications. Supports CSS        quantities to first
                authentication and decryption, Dolby AC-3   customer.
                sound.
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
     NAME                     DESCRIPTION                      STATUS
--------------------------------------------------------------------------------
 OTI-257        Oak's third-generation highly integrated    In production and
                MPEG-1 decoder for VCD players. Combines    currently shipping
                MPEG-1 audio/video decoding, CD-ROM         to OEMs in China.
                decoding, and complete karaoke functions    Targets a mature
                with full-screen, on-screen display.        market. The Company
                                                            does not plan on
                                                            developing a
                                                            follow-on offering.
--------------------------------------------------------------------------------
 OTI-8211       Oak's single-chip, integrated MPEG-2        Currently shipping
                decoder for digital cable/satellite set-    to customers in
                top box applications.                       Asia/Europe/US.
--------------------------------------------------------------------------------
 OTI-8511       Oak's DVB-compliant digital QPSK            Currently shipping
                demodulator for satellite set-top boxes.    to customers in
                                                            Asia/Europe.
--------------------------------------------------------------------------------
 OTI-8521       Oak's first-generation DVB/DSS-compliant    Sampling now.
                QAM demodulator for cable set-top boxes.
--------------------------------------------------------------------------------



DIGITAL OFFICE EQUIPMENT

BUSINESS OVERVIEW/STRATEGY

     Pixel Magic, the Company's subsidiary in Andover, MA, develops high-performance, full-featured imaging solutions for the digital office environment. Pixel Magic offers a broad suite of products, including silicon and embedded controller-board solutions, to major OEMs in the digital office equipment market to power a variety of digital office systems, such as digital laser copiers and printers (monochrome and color) and copycentric, faxcentric and printcentric multifunction peripherals (MFPs). Pixel Magic's customers for these products include Canon, Fujitsu, Fuji-Xerox, Hewlett-Packard, Kodak, Matsushita and Xerox. Pixel Magic was acquired by Oak Technology in November 1995. In August 1998, the Company completed the acquisition of Xerographic Laser Images (XLI), which will operate as a division of Pixel Magic. XLI is a supplier of leading dot modulation and resolution enhancement products to digital office equipment manufacturers.

     Pixel Magic's chip solutions include its PM-2x/3x family of JBIG/JPEG compression codecs, the PM-4x family of high-speed imaging DSPs, and XLI's family of resolution enhancement technology (RET) products. In addition, Pixel Magic combines its silicon solutions with firmware and software to deliver customized embedded controller board solutions to its customers.

     Going forward, Pixel Magic will extend its reach beyond the high-end imaging systems market to target high-volume opportunities, such as the low- to mid-range laser and inkjet products (including color systems). One of Pixel Magic's new product initiatives for fiscal 1999 includes the development of a high-speed, low-cost imaging DSP (iDSP) for the growing inkjet MFP market.
Pixel Magic is also developing a new modular architecture for MFP designs, leveraging its iDSP and compression technology as well as XLI's dot modulation technology to create differentiated embedded controller products. Pixel Magic's strategy for its coming generations of products is to leverage this architecture to build more standardized, cost-effective system-level solutions, thereby minimizing engineering resources typically spent on customization efforts for its OEMs, while accelerating its customers' time-to-market and increasing cost effectiveness.

DIGITAL OFFICE EQUIPMENT PRODUCTS


--------------------------------------------------------------------------------
    PRODUCT                   DESCRIPTION                      STATUS
--------------------------------------------------------------------------------
 PM-1V          High-speed bitonal image processor          In production.
                providing single-pass compression or
                decompression of image data.
--------------------------------------------------------------------------------
 PM-2m          40 MHz bitonal JBIG codec with              In production.
                multitasking capability. Provides single
                pass compression or decompression, as
                well as scaling and rotation of bitonal
                image data.
--------------------------------------------------------------------------------
 PM-22          66 MHz bitonal JBIG codec with a 32-        Sampling now.
                bit I/O. Provides single pass
                compression or decompression, as well
                as scaling and rotation of bi-tonal
                image data.
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
    PRODUCT                   DESCRIPTION                      STATUS
--------------------------------------------------------------------------------
 PM-35          A fixed function JPEG compression           Engineering samples
                and decompression processor, the PM-        available now.
                35 is designed to sustain a data rate of
                up to 70MB/sec.
--------------------------------------------------------------------------------
 PM-44+         A programmable 85 MHz image                 In production.
                processing device designed for use in
                imaging applications. Single
                instruction, four data paths.
--------------------------------------------------------------------------------
 XLI-2050,      Family of image enhancement processors      In production.
 2032,2016      for laser copiers, printers and MFPs.
--------------------------------------------------------------------------------



MANUFACTURING AND DESIGN METHODOLOGY

MANUFACTURING

     The Company contracts with independent foundries to manufacture all of its semiconductor products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's primary suppliers under such arrangements during fiscal 1998 were Taiwan Semiconductor Manufacturing Company
(TSMC) and LG Semicon Co. Ltd. in Korea. The Company also uses wafer fabrication facilities at Chartered Semiconductor Manufacturing Pte. Ltd. (Chartered), Rohm, NEC and Sony. Except as described in the paragraphs below, the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order.

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

     In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of the Company's future wafer purchases required under the original agreement and the elimination of required future cash prepayments of approximately $73 million. Under the amended agreement, no additional prepayment is required; however the Company must utilize the entire amount of the prepayment paid as of October 1996 through a certain committed amount of wafer purchases in calendar years 1997, 1998, and 1999 or a portion of the prepayment will be forfeited. In March 1998, the Company further amended its agreement with TSMC allowing the Company to utilize excess wafer purchases in 1997 and 1998 to reduce the Company's committed wafer purchases in the following years. This amendment resulted in the Company utilizing calendar 1998 committed wafer purchases beginning in calendar 1997 after the committed wafer purchases for calendar 1997 were met. As a result of this amendment, the Company recorded a credit to foundry deposits of approximately $13.0 million which was used to offset payables to TSMC during fiscal 1998. The Company currently believes the terms and conditions of the agreement, as amended, will be met although no assurance can be given in this regard.

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

     The deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $21.2 million as of June 30, 1998. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements although no assurance can be given in this regard.

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation (UMC) to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation (UICC), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. As an investor in this venture, the Company has rights to a portion of the total wafer capacity for the manufacture of its proprietary products. The Company paid approximately $51.2 million for approximately 9.3% of the total outstanding shares of the foundry venture. The investment in UICC has been accounted for under the cost method of accounting.

     In October 1997, a fire damaged the UICC facility. UICC management has publicly stated that a majority of the equipment and inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $324 million (based on year-end exchange rates). UICC management has also stated that it has reached a $300 million insurance settlement for claims stemming from the fire and that in accordance with the coinsurance clause, UICC had to pay $23.5 million of the damage. Despite the damages payment, UICC management has represented that UICC's financial status has remained unaffected given significant investment gains made during the year. UICC has further stated that it expects to complete reinforcement of the building structure before the end of the year, to install fab equipment by May 1999, and to be in production by the last quarter of Calendar 1999, using primarily .18 micron process technology. Given the fire, the Company has evaluated its investment in the UICC facility to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or disposition of the investment are in excess of the carrying amount of the investment, no impairment loss has been recognized as of June 30, 1998. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements. To date, the Company has not requested that UICC make such substitute capacity available to the Company. Therefore, there can be no assurance that such substitute foundry capacity will be available to the Company should the Company require it. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

     The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. The loss of any of these foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products, which could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's devices are currently fabricated using complementary metal oxide semiconductor
(CMOS) process technology with 0.5 micron and 0.35 micron feature sizes. The Company expects to design products for 0.25 micron feature sizes in the future. All of the Company's semiconductor products are assembled and tested by independent subcontractors.

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

     The manufacture of semiconductors is a highly complex and precise process. In addition, the Company's products are particularly complex and difficult to manufacture. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose, time consuming and expensive to remedy, all of which can affect the Company's time to market with a particular product. There can be no assurance that the Company's foundries will not experience irregularities or adverse yield fluctuations in their manufacturing processes. Any yield or other production problems or shortages of supply experienced by the Company or its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

DESIGN METHODOLOGY

     The Company's products compete in markets that are characterized by rapidly-developing technology and evolving industry standards. The Company addresses these issues with a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and use of a high level design description language in order to define, develop and deliver new and enhanced products more rapidly. The Company's engineering and design capabilities are significant to its future performance, and the Company has invested regularly in new advanced equipment and software tools in an effort to keep these tools updated with the latest technology. The Company's library of core cells is key to its ability to reduce the time needed to design new products. Examples of core cells include a CD-ROM decoder core, CD-RW encoder/decoder core, CD-DSP & CD-Servo core, a parallel, multi-pipelined microprocessor core, MPEG2 core, DVD-DSP core, a .5 and .35 micron memory compiler and a .5 and .35 micron I/O library. Design methodology, including equipment and software tools, is a critical factor with respect to the Company's ability to successfully develop technology and products, and there can be no assurance that the Company will be able to obtain the equipment, software tools and other resources needed to develop technically advanced products in a timely manner.

MARKETING AND CUSTOMERS

     From its inception, the Company has been committed to a worldwide marketing strategy. The Company utilizes a direct sales force in the United States, Germany, Japan, Taiwan and the Peoples Republic of China and a worldwide network of manufacturers' representatives and distributors in North America, Europe and Asia. While customers around the world have many needs in common, each region has its own requirements. In order to support customers in key geographic markets, the Company has established sales and support offices in Andover, Massachusetts; Munich, Germany; Tokyo, Japan; Taipei, Taiwan and Shenzhen, China, in addition to its corporate headquarters in Sunnyvale, California. The Company believes that sales and technical support personnel based in the Company's regional offices understand the technical needs, business philosophy and culture of their respective customers. On-site personnel are trained to respond to customer needs efficiently and effectively.

     Sales of the Company's products are made pursuant to purchase orders and the Company has no long-term sales agreements with any of its customers. Purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in the customers' requirements. The Company's business, consistent with that of others in the semiconductor industry, is generally characterized by short lead time orders. The Company's actual shipments depend on the manufacturing capacity of the Company's foundries. Therefore, as foundry capacity tightens, the Company may not be able to meet the customer's requested delivery date or the Company may have to put its customers on allocation. Accordingly, due to its dependence on third party manufacturing capacity, the Company believes that backlog at any particular date may not be indicative of actual net revenues for any future period. In addition, the Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity for the next several years while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without penalty. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected.

     Sales of the Company's CD-ROM controller products comprised 81%, 84% and 91% of the Company's net revenues in fiscal 1998, 1997 and 1996, respectively. Sales of CD-ROM controller products are expected to continue to account for a majority of the Company's total revenues for fiscal 1999. The Company expects that as the market for CD-ROM controller products matures or becomes obsolete due to the introduction of CD-RW and DVD-ROM products, sales of such products will decline. Although the Company is currently shipping a CD-RW controller and pursuing the development of optical storage semiconductors for use in DVD-ROM drives, there can be no assurance that the Company will develop successive generations of its CD-RW product or its first
 DVD-ROM product, that such products will be available within an acceptable market window or that with such products the Company will be able to sustain the current level of optical storage product sales. In addition, there can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future, in particular, its heightened investment in the consumer electronics and digital office equipment markets. Any decrease in the overall level of sales of, or the prices for, the Company's CD-ROM controller products, due to introductions of products by present or future competitors, a decline in demand for CD-ROM controller products, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations. Due to the maturation of the CD-ROM controller market, pressure from the sub-$1000 PC segment for lower components, new competitors, uncertain demand for personal computers and the Company's delay in the next generation CD-ROM product releases, the Company has experienced for the past several quarters and expects to continue to experience both a decrease in units sales and prices of its CD-ROM controller products, which in turn has had a material adverse effect on the Company's business, financial condition and results of operation. Although the Company has recently introduced several new products from its Consumer and Digital Imaging Groups in its attempt to diversify its product and market base, there can be no assurance that these products will be successfully designed, accepted by the Company's customers, and brought to production or that the Company's customer's products will be accepted in the marketplace.

     The Company believes that customer service and technical support are important competitive factors in the optical storage, consumer electronics and digital office equipment markets. The Company provides technical support to its customers worldwide. Using its headquarters and subsidiary offices in Sunnyvale, California; Munich, Germany; Tokyo, Japan; Taipei, Taiwan; Shenzhen, China, and Andover, Massachusetts, the Company is able to provide prompt technical support to its customers. In addition, the Company's representatives travel frequently to customer sites to assist in design-in activity. The Company provides several other types of technical support, including software distribution through an electronic bulletin board, evaluation boards, product demonstration software, engineering design kits and application notes. The Company works closely with its customers in qualification of its products and providing needed quality and reliability data. In addition, the Company makes the latest revision of its software available to its customers and can customize the Company's software to a customer's specific requirements.

     A substantial majority of the Company's revenues in fiscal 1998, 1997 and 1996 were derived outside of the United States, primarily in Asia. The geographical areas accounting for the Company's net revenues in fiscal 1998, 1997, and 1996 are as follows:


                                                 Year ended June 30,
                                           --------------------------------
                                           1998         1997          1996
                                          ------       ------        ------
Japan...................................   38.6%        40.3%         66.1%

Other international.....................   53.4         56.1          31.5

North America...........................    8.0          3.6           2.4


     Accordingly, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not materially adversely affect the Company's operations in the future or require the Company to modify its current business practices. The Company believes that the current economic problems in Asia have caused a decrease in demand for its optical storage and digital imaging products. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Most of the Company's foreign sales are negotiated in U.S. dollars; however, invoicing is generally done in local currency. As a result, the Company may be subject to the risks of currency fluctuations.
There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or results of operations or require the Company to modify its current business practices.

     The Company sells its products principally to manufacturers of CD-ROM drives, PCs and add-in boards. CD-ROM drives, in turn, are sold to PC OEMs such as Acer, AST Research, Compaq, Dell, Gateway 2000, IBM, NEC and Packard Bell. Add-in boards are in turn sold to PC manufacturers or distributors for the distribution or retail channel. Other customers include OEMs for the digital video and digital broadcast markets and OEMs for the digital office equipment market.

     A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In fiscal 1998, 1997 and 1996, sales to the Company's top ten customers accounted for approximately 81%, 78% and 80%, respectively, of the Company's net revenues. These customers were all purchasers of the Company's CD-ROM and CD-RW products. In fiscal 1998, Mitsumi accounted for 17% and LG Electronics accounted for 14% of the Company's net revenues. In fiscal 1997, Mitsumi accounted for 14% and LG Electronics accounted for 13%. In fiscal 1996, Mitsumi accounted for 26%, Kanematsu accounted for 19% and NEC accounted for 13% of the Company's net revenues. Kanematsu, a Japanese trading company, purchases product from the Company and resells the product to Japanese manufacturers. Although the Company is currently attempting to diversify its products, markets, and customers base, the Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products subject to cancelable short-term purchase orders. The loss of, or a significant reduction in, purchases by current major customers such as Mitsumi, NEC, Philips or LG Electronics would have a material adverse effect on the Company's business, financial condition and results of operations.
There can be no assurance that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, there can be no assurance that the Company could qualify its foundries for potential new customers or that it could do so in a timely manner.

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

COMPETITION

     The optical storage and consumer electronics (particularly, video disk player) markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining ASPs and rapid product obsolescence. The Company is currently experiencing intense competition in both the optical storage and consumer electronics markets and expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies. Certain of the Company's principal competitors in the optical storage market maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost, quality control and technological advantages. In its effort to diversify its customer and market base, the Company is currently attempting to enter several new markets in which the Company has not operated previously. In general, the Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, particularly the optical market and the consumer market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, the Company anticipates that ASPs on its products will decline. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher-performance products with higher ASPs, the Company's business, financial condition and result of operations will be materially adversely affected. If the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, the result could have a materially adverse effect on the Company's business, financial condition and operating results.

     Prior to the Company's entry into the optical storage market, merchant suppliers such as Sanyo and captive suppliers such as Panasonic, Sony and Toshiba supplied semiconductor solutions for proprietary and SCSI drives. Although the Company was the first company to sell a single-chip IDE/ATAPI CD-ROM controller, many market suppliers including Cirrus Logic, MediaTek and Sanyo now offer single-chip solutions. Furthermore, captive suppliers such as Toshiba, Panasonic and Sony have developed their own IDE/ATAPI CD-ROM controllers and, in addition to using them internally, sell these controllers to the merchant market in competition with the Company's products. As the Company integrates more functionality into its products, companies which had previously supplied complementary products may also become competitors. The Company expects increased competition in the optical storage market from large, international companies that have their own manufacturing capabilities as this market transitions to DVD. The Company's strength in competing against this increased competition in the future will be the technological leadership and customer relationships that it has developed and cultivated over the past several years.

     In the video disk player market, comprised of the Company's VCD and DVD products, the Company competes primarily with C-Cube Microsystems, ESS Technology, Toshiba, Matsushita and LSI Logic. Approximately one-third of the total available market of the video disk player market is comprised of captive suppliers. These captive suppliers are Japanese companies that make both chips and players and are members of the DVD Forum. As members of the DVD Forum, these companies generally pay a lower patent royalty fee to the

Forum, enjoying a cost advantage over the Company's targeted customers making it more difficult for the Company's customers and thereby the Company to compete successfully. In the cable, satellite and terrestrial digital television markets, the Company competes with SGS Thompson, LSI Logic, VLSI Technology and Broadcom. For the most part, these companies are all large, international companies with a much larger infrastructure than the Company. The cable, satellite and terrestrial markets are all new markets for the Company and although these markets are still emerging, as a new entrant, the Company will be competing with companies who already have a strong relationship with the Company's targeted customers. Furthermore, the Company expects competition to increase in the future. For the Company to compete successfully in the satellite and terrestrial market, it must develop alliances with tuner and mechanism providers. The Company recently executed a joint development agreement with one of the world's leading digital TV tuner manufacturers on its first generation demodulator chip for the terrestrial market; however, additional alliances are still necessary if the Company is to compete successfully in the cable, satellite and terrestrial markets.

     In the digital office equipment market, the Company's primary product offerings target the niche, high-end market and the Company's merchant competition does not offer directly competitive products. In some cases, the merchant competition offers a subset of the Company's product features. In other cases, the merchant competition offers a software alternative to the Company's hardware solution. However, the Company expects direct merchant competition in the niche, high-end digital office equipment market to emerge in
the near future.   Despite this lack of direct competition in the merchant
market, the Company does experience competition with its DSP, compression and resolution enhancement products from internal design groups within the Company's targeted customers, such as Xerox, HP, Canon, Hitachi, NEC and Texas Instruments. As with the merchant market, the Company's strength in competing with these internal design teams comes from the breadth of the solution the Company is able to provide. With respect to the Company's embedded controller board products, the Company competes with Peerless, Xionics, Electronics for Imaging and AHT. Although the Company is currently able to provide more silicon on a controller board than its competition providing it with a cost advantage, for the Company to compete successfully against these companies, it must continue to enhance and strengthen its software capabilities. As to the new lower-end products the Company is developing for the digital office equipment market, the Company expects greater direct competition than it currently experiences in the niche, high-end market.

RESEARCH AND DEVELOPMENT

     The Company currently invests substantial resources in its product development efforts. During fiscal 1998, 1997 and 1996, the Company spent approximately $49.7 million, $34.7 million and $30.7 million, respectively, on research and development activities. The Company intends to continue to invest in the development of products in each of its core technologies and in products that integrate its core technologies.

     The majority of the Company's revenues are currently generated from mature products. The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. There can be no assurance that products currently under development or any other new products will be successfully developed or will achieve market acceptance. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, quality of new products and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts or the failure of the Company to achieve market acceptance of its new products would have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS AND LICENSES

     The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has eleven patents granted, forty-seven patents in preparation in the United States, fifty-three patents pending in the United States and twenty-two international patents pending. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. An action is currently pending in the Federal District Court for the Northern District of California seeking to invalidate one of the Company's patents relating to its optical storage products. Moreover, while the Company holds or has applied for patents relating to the design of its products, the Company's products are based in part on standards, including MPEG-1, MPEG-2, JPEG and JBIG and the Company does not hold patents or other intellectual property rights for such standards. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its foundries may, from time to time, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. In fiscal 1997 and again in fiscal 1998, the Company filed a complaint with the ITC against certain Asian manufacturers of optical storage controller devices based on the Company's belief that such devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing such infringing CD-ROM controllers. (See "Legal Proceedings"). Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company has a limited portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or the Company is required to pay substantial damages or awards, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     Certain technology used in the Company's products is licensed or purchased from third parties. In 1990, the Company entered into an agreement with Advanced Micro Devices, Inc. (AMD) relating to a video compression/expansion processor (VCEP) developed by AMD. Pursuant to this agreement, AMD granted to the Company a perpetual, worldwide, non-exclusive license to make, use, distribute and sell products resulting from the VCEP and certain related patents and software. The Company has paid AMD a technology license fee pursuant to this agreement and is obligated to pay a royalty based on a percentage of net revenues derived from its PM-1V product. The agreement has no specified term and may be terminated in the event either party breaches the agreement and such breach is not cured within 30 days after delivery of notice of the breach.

     The Company has licensed technology from third parties for use in its optical storage, consumer and digital office equipment business, and pursuant thereto is required to fulfill confidentiality obligations and in certain cases pay royalties. Certain of the Company's products require that certain copy protection software or other software be obtained if the products are to be marketable and exportable. Should the Company lose its rights to or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its MPEG and optical storage products geared for the DVD market. The Company licenses the Sun Microsystems SPARC core for use with a number of its consumer products for which it is obligated to pay a royalty based on a percentage of the net selling price of such products. The Company has also entered into a number of joint development and supply arrangements pursuant to which the Company jointly develops a product with another company or contracts with another company to develop a product or component for it and then purchases the product or component from such company for resale as bundled with other Company products. In addition, the Company has on occasion purchased off the shelf products to resell bundled with its own product. In the future, it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that such licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter into such license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of June 30, 1998, the Company had 511 full-time employees, including
282 in research and development, 98 in sales and marketing, and 131 in finance, administration and operations. The Company believes that its future performance will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers and software programmers involved in new product development, for whom competition is intense. In addition, the Company is currently seeking to hire additional senior management personnel. Three of the Company's most senior finance personnel, including the chief financial officer, as well as the president of the Company's Optical Storage Group recently left the Company and
the Company is actively recruiting their replacements.   The Company's success
in the future will in part depend on the successful assimilation of such new personnel. The Company's employees are not represented by any collective bargaining unit and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ACQUISITIONS

     On April 2, 1998, the Company acquired certain assets from ODEUM Microsystems, Inc. (ODEUM), a subsidiary of Hyundai Electronics America.
With the acquisition, the Company acquired an integrated MPEG-2 audio/video decoder and transport demultiplexor and a DVB-S compliant QSPK demodulator as well as a core group of hardware and software engineers. The products acquired from ODEUM are used predominately in "free to air" satellite and cable set-top boxes for MPEG -2 encoded digital television broadcasting and therefore, represented the Company's first step in expanding its Consumer Group and serving the digital television market. The assets of ODEUM were acquired for $4,010,000 in cash.

     On April 30, 1998, the Company entered into several agreements with Omni Peripherals Pte. Ltd., a private Singapore company (Omni) and two other investors pursuant to which the Company acquired a preferred equity interest in Omni. Omni is in the business of designing, developing, and marketing mechatronics modules for optical storage drives. The Company intends to assist Omni in the design and marketing of its mechatronics modules thereby enabling the Company to offer a complete solution to its customers. The Company paid approximately $800,000 for its interest, representing approximately 20% of the issued stock of Omni.

     On July 2, 1998, the Company acquired ViewPoint, a privately held company that was developing solutions for the CD-RW drive market. ViewPoint had developed a controller that supports high encoding speeds for CD-RW drives and this component complements the Company's expertise in the block decoder area and will be utilized in the Company's next generation CD-RW drives. The Company paid $10,100,000 in cash for all the outstanding shares of ViewPoint.

     On August 11, 1998, the Company acquired XLI, a provider of print quality
enhancement technology for the digital office equipment market.   XLI will
operate as a division of the Company's wholly owned subsidiary, Pixel Magic and will serve to leverage Pixel Magic's position in the digital office equipment market by broadening Pixel Magic's expertise in resolution enhancement technology. As the customer base for both Pixel Magic and XLI are nearly identical, the benefits for current and potential customers include the meshing of technology expertise in silicon integration and manufacturing, image processing and resolution enhancement. The Company made a cash payment of $3,650,000 to the XLI shareholders on the effective date of the merger and the shareholders have the right to receive additional payments of up to $11,350,000 subject to the achievement of certain milestones by XLI over a three year period ending December 31, 2000.


ITEM 2.   PROPERTIES

     The Company's executive offices and its principal marketing, sales and product development operations are located in approximately 80,000 square feet of leased space in Sunnyvale, California under a noncancelable operating lease that expires in December 2001. The Company has approximately 33,425 square feet of additional leased facilities in Sunnyvale, California under a noncancellable lease that expires in February, 2000. The Company owns a portion of a building in Taipei, Taiwan, and leases facilities, primarily for sales, product development, and technical support, in Andover, Massachusetts; Tokyo, Japan; Bristol, England; Munich, Germany; Shenzhen, China; Boca Raton, Florida; and Austin, Texas. The Company is currently attempting to sublease its facilities in Boca Raton and Austin where it has 5,208 and 3,766 square feet, respectively. The Company believes its existing facilities will be adequate to meet its requirements for at least the next fiscal year.

ITEM 3.   LEGAL PROCEEDINGS

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil Code Sections 1709/1710 claims, however plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The court stayed any action on this order until the California Supreme Court resolves the Diamond Multimedia writ petition.

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

     On July 21, 1997, the Company filed a complaint with the ITC alleging a violation of U.S. trade laws based on the Company's belief that certain CD-ROM controllers infringed one or more of the Company's U.S. patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or product containing such infringing CD-ROM controller. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-401) on August 19, 1997, naming as respondents:
Winbond Electronics Corporation (Winbond); Winbond Electronics North

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

     As originally filed with the ITC, the Company's complaint also identified as proposed respondents: United Microelectronics Corporation (UMC); Lite-On Group; Lite-On Technology Corp.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. Prior to the ITC's institution of the formal investigation proceeding, the Company and UMC entered into a settlement agreement, effective July 31, 1997, pursuant to which UMC agreed to cease and desist the manufacture of its specified CD-ROM controllers, except under certain limited conditions which expired on January 31, 1998. The settlement agreement additionally provided for the withdrawal of the Company's ITC complaint against UMC and the above-named Lite-On and Behavior Tech companies. In September 1997, October 1997, February 1998 and April 1998, the Company received $2.6 million, $4.7 million, $0.7 million and $2.6 million, respectively, pursuant to this settlement. Proceeds from the settlement were recorded as miscellaneous income and included in nonoperating income for the periods ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998, respectively.

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against the Company by MediaTek (described below). On the same date, pursuant to UMC's request, the court ordered that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the ITC, initiated by Oak (described below).

     In a related action to the lawsuit that was commenced by the Company against UMC (described above), on December 19, 1997, MediaTek, a UMC affiliated Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic advantage. MediaTek seeks compensatory damages of not less than $10 million and punitive damages. The Company filed its answer on January 8, 1998 denying all the allegations. The Company believes the suit to be without merit and will vigorously defend its patent. On June 11, 1998, this case was consolidated for all purposes with a related case brought by the Company against UMC (described above). On the same date, pursuant to UMC's request, the court ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the court's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the ITC, initiated by Oak (described below).

     On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies, are violating U.S. trade laws by importing or selling CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp.; MediaTek, Inc.; Lite-On Group; Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing products and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp. MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. On August 28, 1998, the Administrative law Judge (ALJ) supervising the investigation entered an initial determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the initial determination. The initial determination does not affect the ongoing investigation with respect to any of the other respondents. Trial before the ALJ is presently scheduled to commence on January 11, 1999. In most cases, the ITC decides within 12 to 15 months after the filing of a complaint whether or not to issue an order excluding foreign products that allegedly infringe U.S. patents. In connection with this legal proceeding, the Company will incur substantial legal and other expenses.

     If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

     The Company's Common Stock trades on the Nasdaq National Market under the symbol OAKT. The following table indicates the range of the high and low closing prices as reported by Nasdaq for the past twelve fiscal quarters ended June 30, 1998.


                                                            High         Low
                                                          --------     --------
FISCAL 1996
     First Quarter......................................  $ 23-5/8     $ 18-1/4
     Second Quarter.....................................  $ 29-1/8     $ 17-1/2
     Third Quarter......................................  $ 30         $ 17-1/2
     Fourth Quarter.....................................  $ 22-3/4     $ 8-7/8

FISCAL 1997
     First Quarter......................................  $ 11         $ 5-1/2
     Second Quarter.....................................  $ 13-3/4     $ 8-11/16
     Third Quarter......................................  $ 14-9/16    $ 9-1/2
     Fourth Quarter.....................................  $ 10-1/2     $ 7-9/16

FISCAL 1998
     First Quarter......................................  $ 12         $ 9-5/16
     Second Quarter.....................................  $ 11-1/2     $ 6-1/32
     Third Quarter......................................  $ 7-9/16     $ 5-19/32
     Fourth Quarter.....................................  $ 6-7/16     $ 4-1/4



     On September 21, 1998, the closing price of the Common Stock on the Nasdaq National Market was $2.15 per share. As of September 21, 1998, there were 330 holders of record of the Common Stock of the Company.

      All share and per share information in this Annual Report on Form 10-K give effect to a two-for-one split of the Company's Common Stock, which was effected on March 28, 1996.

ITEM 6.   SELECTED FINANCIAL DATA


                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                              SELECTED FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  Year Ended June 30,
                                            -----------------------------------------------------------------
                                               1998          1997          1996          1995         1994
                                            ----------    ----------    ----------    ----------    ---------
STATEMENT OF OPERATIONS DATA:

Net revenues (1).........................   $  157,106    $  167,395    $  247,984    $  110,982    $  42,562
Gross profit.............................       74,548        94,181       109,485        54,616       16,572
Operating (loss) income..................       (9,104)       32,848        57,147        29,440        4,200
Net income...............................   $    5,947    $   23,719    $   37,133    $   21,222    $   3,823
Diluted income per share.................   $     0.14    $     0.55    $     0.87    $     0.67    $    0.15
Shares used in diluted per share
   calculations (2)......................       42,493        42,757        42,614        31,474       25,756

                                                                     As of June 30,
                                            ----------------------------------------------------------------
                                               1998          1997          1996          1995         1994
                                            ----------    ----------    ----------    ----------    --------
BALANCE SHEET DATA:

Cash, cash equivalents and
   short-term investments................   $  117,225    $  145,269    $  113,284    $  150,943    $  3,738
Working capital..........................      144,314       168,168       134,686       156,258       7,723
Total assets.............................      261,411       287,595       256,308       193,953      27,413
Long-term debt, excluding
   current portion.......................           27         2,496         2,858         2,227       1,950
Total stockholders' equity...............      241,208       238,697       210,827       162,643      11,736


(1) Net revenues include non-refundable technology license fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

                         SELECTED QUARTERLY FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Three Months Ended
                                   --------------------------------------------------------------------------------------
                                   June 30,   Mar. 31,   Dec. 31,   Sept. 30,  June 30,   Mar. 31,   Dec. 31,   Sept. 30,
                                     1998       1998       1997       1997       1997       1997       1996       1996
                                   --------   --------   --------   --------   --------   --------   --------   ---------
Net revenues (1)................   $ 28,910   $ 35,550   $ 49,353   $ 43,293   $ 50,224   $ 50,634   $ 47,611   $ 18,926
Gross profit....................     11,485     14,405     26,120     22,538     25,280     27,805     32,386      8,710
Operating income (loss).........    (12,031)    (8,578)     6,109      5,396      3,553     13,533     19,439     (3,677)
Net income (loss)...............   $ (4,844)  $ (3,004)  $  7,602   $  6,193   $  2,644   $  9,540   $ 13,188   $ (1,653)
Diluted income (loss)
   per share (2)................   $  (0.12)  $  (0.07)  $   0.18   $   0.15   $   0.06   $   0.22   $   0.31   $  (0.04)
Shares used in diluted
   per share calculations (2)...     41,532     42,000     42,653     42,569     42,347     42,801     42,701     40,297



(1) Net revenues include non-refundable technology license fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATES HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (I) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY BE SUBJECT TO FURTHER ADJUSTMENT,
(II) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS, (III) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY, (IV) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (V) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR THE ENTRY OF NEW COMPETITORS INTO THE COMPANY'S MARKETS, (VI) THE COMPANY'S ABILITY TO DIVERSIFY ITS PRODUCT AND MARKET BASE BY DEVELOPING AND INTRODUCING NEW PRODUCTS WITHIN DESIGNATED MARKET WINDOWS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (VII) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS, (VIII) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (IX) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE ACCESS TO THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (X) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS, (XI) DEPENDENCE ON KEY PERSONNEL, (XII) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (XIII) DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS AND THE PC MARKET, (XIV) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (XV) DEPENDENCE ON SALES TO THE ASIAN MARKETS; (XVI) ABILITY OF THE COMPANY TO MAINTAIN ADEQUATE PRICE LEVELS AND MARGINS WITH RESPECT TO ITS PRODUCTS, (XVII) MANAGEMENT OF CHANGING OPERATIONS RELATED TO THE COMPANY'S RECENT RESTRUCTURING AND MANAGEMENT CHANGES, (XVIII) RISKS RELATED TO ACQUISITIONS, (XIX) THE ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND (XX) OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     In the second half of fiscal 1998, the Company began a period of redirection and restructuring in an effort to redefine its strategic direction and focus on its key strengths and core competencies. A key decision was made to exit markets where the Company saw limited potential for profitability and a significant dependency on the PC market and redirect resources to market opportunities where the Company could utilize its core technical competencies. The Company initiated several changes in the second half of the fiscal year necessary to implement and support this redirection.

     In January of 1998, the Company made a change in management by electing Mr. Richard Black as President to lead the operational activities of the Company. Mr. Black has served on the Board of Directors of the Company for a number of years. David D. Tsang continued as the Company's Chief Executive Officer focusing on strategic direction for the Company and customer relations. In addition, in an effort to bring additional industry experience to its Board, the Company also elected Mr. Young Sohn, president of Quantum Corporation's Enterprise and Personal Storage Group, to its Board of Directors.

     During the third quarter of fiscal 1998, the Company restructured its operations along three market-focused groups: Optical Storage Group, Consumer Group and the Digital Office Equipment Group (Pixel Magic). All product development and marketing efforts in the Company's PC audio and 3D graphics businesses, businesses significantly dependent on the PC market and to which the Company was a new entrant, were discontinued in the fiscal third quarter ending March 31, 1998. As a result of the discontinuation of these businesses, the Company laid off 56 employees and recorded a restructuring charge of $1.8 million to operations and a $3.5 million inventory-related charge to cost of revenues related to this restructuring during the quarter ended March 31, 1998. The $1.8 million charge consisted of approximately $1.0 million for the writedown of prepaid royalties, $0.6 million for severance pay and $0.2 million in miscellaneous charges.

     The Company initiated several actions to expand its interests in its consumer business and digital office equipment business. In the third quarter of the fiscal year, the Company announced it would expand in the consumer products area by targeting new opportunities presented by the digital broadcast market by developing integrated circuits for cable, satellite and terrestrial set-top boxes. Towards this end, in April of 1998, the Company acquired certain integrated circuits for the demodulation of cable and satellite digital television signals from ODEUM Microsystems, Inc. (ODEUM). With the acquisition, the Company acquired an integrated MPEG-2 audio/video decoder and transport demultiplexor and a DVB-S compliant QSPK demodulator as well as a core group of hardware and software engineers. The products acquired from ODEUM are used predominately in "free to air" satellite and cable set-top boxes for MPEG -2 encoded digital television broadcasting and therefore, represented the Company's first step in expanding its Consumer Group and serving the digital broadcast market. The assets of ODEUM were acquired for $4,010,000 in cash. The Company also established a subsidiary in Germany (Oak Technology GmbH) to support the sales and engineering efforts associated with the digital television market. In addition, a subsidiary was established in Bristol, UK (Oak Technology, Ltd.) in the third quarter of the fiscal year to house the design team the Company hired to design integrated circuits for the digital terrestrial broadcast market.

     In the third quarter of the fiscal year, the Company also announced its intention to continue to grow its digital office equipment business through research investment and acquisition and acted on its intention by acquiring XLI, a company with resolution enhancement technology. Xerographic Laser Images Corporation (XLI) is a provider of print quality enhancement technology for the digital office equipment market. XLI will operate as a division of the Company's wholly owned subsidiary, Pixel Magic, and will serve to leverage Pixel Magic's position in the digital office equipment market by broadening Pixel Magic's expertise in resolution enhancement technology. As the customer base for both Pixel Magic and XLI are nearly identical, the benefits for current and potential customers include the meshing of technology expertise in silicon integration and manufacturing, image processing and resolution enhancement. The Company made a cash payment of $3,650,000 to the XLI shareholders on the effective date of the merger and such shareholders have the right to receive additional payments of up to $11,350,000 subject to the achievement of certain milestones by XLI over a three year period ending December 31, 2000.

     In July 1998, the Company continued its restructuring efforts by cutting development projects of minimal value to the redirection of the Company and reducing engineering headcount associated with those projects in the first quarter of fiscal 1999. The Company also reduced its administrative overhead by cutting administrative projects and headcount. The reduction represented a headcount of 55 and an annual permanent saving in salaries and benefits of approximately six million dollars.

     During the second half of the fiscal year, as evidence of its commitment to its redirection and restructuring, the Company initiated three acquisitions in each of its three target markets and one additional investment related to its optical storage market. Two acquisitions, ODEUM and XLI, are described above. One acquisition and the investment were completed in fiscal 1998 and the other two acquisitions were completed in fiscal 1999.

     In July 1998, the Company acquired ViewPoint, a privately held company that was developing solutions for the CD-RW drive market. ViewPoint Technology, Inc. (ViewPoint) had developed a controller that supports high encoding speeds for CD-RW drives and this component complements the Company's expertise in the block decoder area and will be utilized in the Company's next generation CD-RW drives. The Company paid $10,100,000 in cash for all the outstanding shares of ViewPoint.

     In April 1998, the Company entered into several agreements with Omni Peripherals Pte. Ltd. (Omni) and two other investors pursuant to which the Company acquired a preferred equity interest in Omni. As a group, the three preferred investors own 51% of the issued stock of Omni. Omni was incorporated in Singapore on January 2, 1996, and is in the business of designing, developing, and marketing mechatronics modules for optical storage drives.
The Company intends to assist Omni in the design and marketing of its mechatronics modules thereby enabling the Company to offer a complete solution to its customers. The Company paid approximately $800,000 for its interest, representing approximately 20% of the issued stock of Omni.

     The acquisitions of ODEUM, XLI and ViewPoint have been or will be accounted for under the purchase method of accounting. The investment in Omni has been recorded under the equity method of accounting. See notes 5 and 14 to the Consolidated Financial Statements.

     As repositioned, the Company provides high-performance, integrated semiconductors to original equipment manufacturers (OEMs) worldwide who serve the optical storage, consumer electronics and digital office equipment markets. The Company's products, consisting primarily of integrated circuits and supporting software and firmware, enable its OEM customers to deliver cost-effective, powerful systems to the end-user for storage, home entertainment and imaging (copy, fax, print) applications. One of the world's leading merchant suppliers of controllers for CD-ROM and CD-RW drives, the Company's planned product offerings for its three target market segments have expanded to include, in addition to optical storage controllers, MPEG-1 and MPEG-2 audio/video decoders for VideoCD (VCD) and DVD players, and integrated circuits for digital broadcast systems such as cable, satellite and terrestrial set-top boxes. In addition, the Company's subsidiary, Pixel Magic, designs multitasking imaging and compression processors for the emerging class of digital office equipment. The Company's mission is to continue to seek opportunities for value-added silicon in these emerging market segments where it can leverage its core competencies to offer powerful, cost-effective and complete solutions to its OEM partners.

     The Company reported a net loss for the third and fourth fiscal quarters of 1998 of approximately $3.0 million and $4.8 million, respectively. These losses were due to a number of factors currently affecting the Company's optical storage business, including, but not limited to, new competitors entering the market, a maturation of the CD-ROM controller market, pressure from the sub-$1000 PC segment for low cost components, uncertain demand for personal computers and delays in new product releases. Together with its fourth quarter fiscal 1998 earnings announcement, in July of fiscal 1999 the Company announced that it expected a loss for the first fiscal quarter of 1999 as ongoing pricing and competitive pressures in the CD-ROM controller market as well as previous delays in product development in the optical storage area continued to affect
revenue.   For fiscal  1999, the Company expects that a majority of its revenue will continue to be generated by its CD-ROM controller product line as the Company transitions to its next generation CD-RW product and its first generation product for DVD and continues its development in products for the emerging digital broadcast and digital office equipment markets.

     In both fiscal 1997 and fiscal 1998, the Company initiated actions with the International Trade Commission (ITC) in an effort to protect its intellectual property. The complaints filed by the Company allege that certain Asian importers or sellers of optical storage controller devices are violating U.S. trade laws by importing or reselling devices that infringe one or more U.S. patent owned by the Company. With respect to the ITC action initiated in fiscal 1997, the Company recorded as non-operating income in 1998 approximately $10.6 million in settlement from one of the companies and obtained a royalty bearing license from another company. The ITC action commenced in fiscal 1998 is scheduled for trial on January 11, 1999. In connection with this remaining ITC action, as well as related legal proceedings, the Company has incurred and expects to continue to incur substantial legal and other expenses (see "Legal Proceedings").

     In the third quarter of the fiscal year, the Company announced that its Board of Directors had authorized the repurchase of up to 2.0 million shares of its common stock, either in the open market or in private transactions. The repurchase program was authorized for one year, unless further extended by the Company's Board of Directors. As of June 30, 1998, the Company had purchased approximately 1,143,000 shares for approximately $6.7 million.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated:


                                                  Year ended June 30,
                                             ------------------------------
                                              1998        1997        1996
                                             ------------------------------
Net revenues..........................       100.0%      100.0%      100.0%
Cost of revenues......................        52.5        43.7        55.8
                                             ------------------------------
   Gross margin.......................        47.5        56.3        44.2
Research and development expenses.....        31.6        20.7        12.4
Selling, general and administrative
expenses..............................        19.7        12.9         6.8
Acquisition-related charges...........         1.0         3.0         2.0
Restructuring charges.................         1.0         -           -
                                             ------------------------------
   Operating income (loss)............        (5.8)       19.7        23.0
Non-operating income, net.............        10.3         3.2         2.5
                                             ------------------------------
   Income before income taxes.........         4.5        22.9        25.5
Income taxes..........................         0.7         8.7        10.5
                                             ------------------------------
   Net income.........................         3.8%       14.2%       15.0%
                                             ------------------------------


FISCAL 1998 COMPARED TO FISCAL 1997

     NET REVENUES.  The Company's net revenues in the comparison periods were
primarily derived from product sales.   Net revenues decreased 6% to $157.1
million in fiscal 1998 from $167.4 million in fiscal 1997. This decrease was primarily the result of a decrease in revenues from the sales of CD-ROM controller products and VideoCD products partially offset by an increase in revenues from the sale of digital office equipment products. The decrease in revenues from CD-ROM controller products was primarily due to a decrease in the ASPs of the products partially offset by an increase in unit sales. The decrease in revenues from VideoCD products was primarily due to a decrease in unit sales as well as a decrease in ASPs. The increase in revenues from the sales of digital office equipment products was primarily the result of an increase in unit sales partially offset by a decrease in ASPs.

     Net revenues from sales of the Company's CD-ROM controller products were approximately $127.4 million in fiscal 1998 compared to $140.8 million in fiscal 1997, accounting for 81% and 84% of net revenues, respectively. Although the Company is attempting to diversify its revenue product base in the three core markets of optical storage, consumer electronics and digital office equipment, it anticipates that CD-ROM controller sales will continue to account for a substantial majority of its revenue in the foreseeable future.

     Net revenues from sales to the Company's top ten customers in fiscal 1998 and 1997 accounted for approximately 81% and 78%, respectively, of the Company's net revenues.

     International sales, principally to Japan, Taiwan, Korea and Belgium accounted for approximately 92% and 96% of the Company's net revenues in fiscal 1998 and 1997, respectively. This decrease in international sales, as a percentage of total sales, is primarily attributable to a decrease in revenues as well as an increase in revenues of Pixel Magic, which are primarily domestic, in the comparison periods.

     Included in net revenues for fiscal 1998 and fiscal 1997 were $1.2 million and $0.2 million, respectively, of nonrefundable technology license fees.

     Sales of products related to the graphics and audio/communications businesses which the Company discontinued in the quarter ended March 31, 1998, accounted for approximately 2% and 1% of the Company's net revenues in fiscal 1998 and 1997, respectively.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance
functions performed by the Company.   The Company's gross margin decreased to
47.5% in fiscal 1998 as compared to 56.3% in fiscal 1997. Gross margin in fiscal 1998 includes the impact of a charge to cost of revenues related to increases in inventory reserves of $3.3 million recorded during the year as well as a $3.5 million charge related to the discontinuation of the graphics and audio/communications businesses. Excluding the impact of these inventory-related charges, gross margin in fiscal 1998 would have been 51.8%. Gross margin in fiscal 1997 includes the impact of a charge to cost of revenues related to increases in inventory reserves of $2.6 million recorded during the year. Additionally, gross margin in fiscal 1997 includes the impact of favorable adjustments to cost of revenues of approximately $18.7 million associated with the sale of products which had been fully reserved in a prior period as well as manufacturing cost adjustments of $3.0 million related to foundry agreements. Excluding the impact of these adjustments, gross margin for fiscal 1997 would have been 44.9%. The increase in gross margin during the comparison periods, excluding the impact of the adjustments recorded in fiscal 1998 and fiscal 1997, is primarily the result of a product mix shift to higher margin CD-RW controllers and digital office equipment products during the comparison periods. Gross margins related to the graphics and audio/communications businesses which the Company discontinued in the quarter ended March 31, 1998 accounted for less than 2% and 1% of the Company's total gross margin contribution in fiscal 1998 and 1997, respectively.

     The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs, product design changes and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. The Company is currently experiencing severe price pressure on its CD-ROM controller and VideoCD products and expects such price
erosion to continue.   A decline in ASPs that is not offset by cost reductions
through product design changes, manufacturing process changes, yield improvement, savings negotiated with its manufacturing subcontractors or by sales of new products with higher gross margins would decrease the Company's overall gross margin and could materially adversely affect the Company's operating results. The Company does not believe that it can achieve cost reductions or sales of new products with higher gross margins which fully offset the expected price declines of its CD-ROM and VideoCD products and therefore, it expects gross margin percentages to decline for such products. In addition, the Company believes that gross margins for new products in its optical storage market and the video disk portion of the consumer markets will be lower than historical levels and that, as a result, gross margins in general will decline in the future.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are all expensed as incurred. Research and development expenses were $49.7 million and $34.7 million, and expressed as a percentage of net revenues were 31.6% and 20.7% in fiscal 1998 and 1997, respectively. This increase in research and development expenditures in fiscal 1998, both in terms of absolute dollars and as a percentage of net revenues was primarily the result of the hiring of additional personnel and related expenses. The Company will continue to invest substantial resources in research and development in an effort to complete the development of its new products in the Company's core technologies: optical storage, consumer electronics and digital office equipment. The Company expects to hold research and development expenses flat in absolute dollar terms in fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include costs related to salaries, commissions, legal fees, consulting and other costs related to the sales, marketing and administrative functions of the Company. Selling, general and administrative expenses increased 42% to $30.9 million in fiscal 1998 from $21.7 million in fiscal 1997. Additionally, selling, general and administrative expenses increased as a percentage of net revenues to 19.7% in fiscal 1998 from 12.9% in fiscal 1997. This increase was principally the result of the hiring of additional management and administrative personnel and associated expenses, costs associated with the implementation of a new management information system as well as increases in legal expenses. The increase in legal expenses relates primarily to the complaints the Company filed with the

ITC on July 21, 1997 and April 7, 1998 (ITC Complaints) and additional litigation related to a settlement agreement with one of the parties in the July 21 ITC Complaint. See "Legal Proceedings." The Company expects to incur higher selling, general and administrative expenses as a percentage of revenues in fiscal 1999.

     ACQUISITION-RELATED CHARGES. Acquisition-related charges include the costs associated with the acquisitions of Pixel Magic and the acquisition of certain assets of ODEUM.

     In March 1998, the Company entered into an asset purchase agreement with ODEUM and Hyundai Electronics America pursuant to which the Company agreed to
acquire certain assets of ODEUM for $4.0 million.   The transaction was
consummated in April 1998 and was accounted for under the purchase method of accounting. Approximately $1.3 million of the purchase price was allocated to in-process research and development and was charged to operations in fiscal 1998.

      In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million was contingent upon the achievement of certain performance criteria over a three-year period. Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in fiscal 1996. In June 1997, the Company waived certain of the performance criteria and agreed to pay the contingent amount of $5.0 million in two installments during calendar 1998. The first payment of $3.0 million was paid in January 1998 and the second payment of $2.0 million is due in December 1998. As a result of this agreement and because the contingent amount was based, in part, on the continued employment of the former shareholder/employees of Pixel Magic, the Company recorded a compensation charge of $5.0 million in fiscal 1997.

     RESTRUCTURING CHARGES.   During 1998, the Company discontinued its graphics
and audio/communications businesses and incurred a charge to operations of approximately $1.8 million related to these discontinued businesses. The $1.8 million charge consisted of $1.0 million related to a write-off of prepaid royalties, approximately $0.6 million for severance pay and $0.2 for miscellaneous charges. See Note 11 of Notes to Consolidated Financial Statements.

     NON-OPERATING INCOME, NET. Non-operating income, net consisted primarily of net interest income of $7.4 million, net foreign currency exchange losses of $2.5 million and approximately $10.6 million related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company filed with the ITC on July 21, 1997. See "Legal Proceedings".

     INCOME TAXES. The Company's effective tax rate was 15.0% and 38.0% in fiscal 1998 and 1997, respectively. The decrease in effective rate is primarily due to the Company's continued decrease in taxable income along with the substantial research and development credits earned by the Company, offset by a partial valuation allowance recorded during 1998. See Note 6 of Notes to Consolidated Financial Statements.

FISCAL 1997 COMPARED TO FISCAL 1996

     NET REVENUES.  The Company's net revenues in the comparison periods were
primarily derived from product sales.   Net revenues decreased 32% to $167.4
million in fiscal 1997 from $248.0 million in fiscal 1996. This decrease was primarily attributable to a reduction in unit sales and average selling prices of CD-ROM controllers in fiscal 1997 compared to fiscal 1996. The decrease in unit sales resulted from the Company receiving substantially fewer orders for its CD-ROM controller products in fiscal 1997 than in fiscal 1996.

     Net revenues from sales of the Company's CD-ROM controller products were approximately $127.4 million in fiscal 1997 compared to $225.3 million in fiscal 1996, accounting for 84% and 91% of net revenues, respectively. Net revenues from sales to the Company's top ten customers in fiscal 1997 and 1996 accounted for approximately 78% and 80%, respectively, of the Company's net revenues. International sales, principally to Japan, Taiwan, Korea and Singapore accounted for approximately 96% and 98% of the Company's net revenues in fiscal 1997 and 1996, respectively. Included in net revenues for fiscal 1997 and fiscal 1996 were $0.2 million and $3.0 million, respectively, of nonrefundable technology license fees.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 56.1% in fiscal 1997 from 44.2% in fiscal 1996. The increase in gross margin from fiscal 1996 to fiscal 1997 was primarily the result of adjustments of approximately $18.7 million to cost of revenues associated with the sale of products which had been fully reserved in prior periods as well as manufacturing cost adjustments of $3.0 million related to foundry agreements. Additionally, fiscal 1996 gross margins were reduced as a result of inventory-related charges to cost of sales of $24.0 million. Excluding the impact of these adjustments, gross margin for fiscal 1997 and 1996 would have been approximately 43.3% and 53.8% respectively. This adjusted gross margin decreased from the comparable period in fiscal 1996 primarily as a result of a decrease in ASPs of the Company's CD-ROM controller products that was not offset by a comparable decrease in product costs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $34.7 million and $30.7 million, and expressed as a percentage of net revenues 20.7% and 12.4% in fiscal 1997 and 1996, respectively. Research and development expenses increased in fiscal 1997 primarily due to the hiring of additional personnel and associated expenses. Research and development expenses increased as percentage of net revenues in fiscal 1997 primarily due to the decrease in the Company's net revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $21.7 million and $16.8 million and expressed as a percentage of net revenues 12.9% and 6.8% in fiscal 1997 and fiscal 1996, respectively. The increase in absolute dollars was primarily the result of the hiring of additional personnel and associated expenses. The increase as a percentage of net revenues was due primarily to the decrease in the Company's net revenues.

     ACQUISITION-RELATED CHARGES. In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million was paid up front and $5.0 million was contingent upon the achievement of certain performance criteria over a three-year period. In June 1997, the Company waived certain of the performance criteria and agreed to pay the contingent amount of $5.0 million in two installments during calendar 1998. The first payment of $3.0 million was paid in January 1998 and the second payment of $2.0 million is due in December 1998. As a result of this agreement and because the contingent earn-out was based, in part, on the continued employment of the former shareholder/employees of Pixel Magic, the Company recorded a compensation charge of $5.0 million in the quarter ended June 30, 1997.

     NON-OPERATING INCOME, NET. Non-operating income, net consisted primarily of net interest income in fiscal 1997. Non-operating income, net was $5.4 million in fiscal 1997 and $6.0 million in fiscal 1996. The decrease is primarily the result of lower net interest income in fiscal 1997 compared to fiscal 1996.

     INCOME TAXES. The Company's effective tax rate was 38.0% and 41.2% in fiscal 1997 and 1996, respectively. The lower tax rate in 1997 was primarily attributable to the effect of the reinstated research and development tax credit on fiscal 1997 results as well as geographical shift in the sources of taxable income in fiscal 1997. See Note 6 of Notes to Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors should be carefully considered in evaluating the Company and its business.

QUARTERLY FLUCTUATIONS

     The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the gain or loss of significant customers, increased competitive pressures, the timing of new product announcements and introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials and manufacturing capacity, the cyclical nature of the semiconductor industry in general, the market for PCs and the markets addressed by the Company's products, seasonal customer demand, the Company's ability to diversify its product offerings, short product life cycles, the competitiveness of the Company's customers, the timing of significant orders, significant increases in expenses associated with the expansion of operations and development of the Company's support infrastructure, high fixed costs and changes in pricing policies by the Company, its competitors or its suppliers, including decreases in ASPs of the Company's products. In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any adverse judgment in, the Company's ongoing shareholder legal proceedings and ITC actions. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business, or by order cancellations or rescheduling. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

     The semiconductor industry has historically been characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. The Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions. The downturns in the industry often occur in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases, have lasted for more than a year. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy, and the Company's operating results and financial condition could be materially and adversely impacted by a significant industry-wide downturn. The semiconductor industry also has been characterized by periods of rapid expansion of production capacity. Even if customers' aggregate demand were not to decline, the availability of additional capacity can adversely impact pricing levels, which can also depress revenue levels. Also, during such periods, customers benefiting from shorter lead times may delay some purchases into future periods. There can be no assurance the Company will not experience such downturns in the future, which could have a material impact on the Company's operating results and financial condition.

     In addition, the Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity for the next several years, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without significant penalty. Due to the Company's relatively narrow customer base for certain devices and the short product life cycles of such products, such cancellations can leave the Company with significant inventory exposure, which could have a material adverse effect on the Company's operating results. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled, or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected.

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

PRICING ISSUES

     The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to have products available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, particularly the consumer products market and optical storage market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, as has been the trend for the CD-ROM market, the Company anticipates that ASPs on its products will decline. The Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain acceptable gross profit margins. Gross profit margins also vary reflecting the impact of changes in the general condition of the economy, capacity utilization levels in the semiconductor industry, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating results will be materially adversely affected.
In addition, if the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, the result would be a material adverse effect on the Company's business, financial condition and operating results.

NEW PRODUCT INTRODUCTIONS

     The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. Currently, the majority of the Company's revenues are generated from sales of mature CD-ROM controller products and therefore, Company's financial performance is dependent upon timely and successful execution of new products in the optical storage business. The Company has recently experienced some product development delays in this area. In an effort to diversify its product and market base, the Company has invested substantial resources in optical storage as well as in its other core technologies, consumer electronics and digital imaging. There can be no assurance that products currently under development in these core technologies or any other new products will be successfully developed or will achieve market acceptance, thereby affecting the Company's ability to achieve diversification of its products and markets, and thereby revenue diversification. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, improvement of existing technologies and development and implementation of new process technologies in order to continue to reduce semiconductor die size, improve device performance and manufacturing yields, adapt products and processes to technological changes and adopt emerging industry standards. The Company's success is also dependent upon securing sufficient foundry capacity for volume manufacturing of wafers and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Semiconductor design and process methodologies are subject to rapid technological change. Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. Furthermore, there can be no assurance that the products of the Company's customers will be successfully introduced into the market. The failure of the Company's new product development efforts, the failure of the Company to achieve market acceptance of its new products and the failure of the products of the Company's customers to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

NEED FOR ADDITIONAL CAPITAL

     The semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in new facilities and capital equipment. The Company spent $12.0 million on capital additions in 1998 and expects to spend significant amounts in future years. The Company believes that existing liquid resources and funds generated from operations, if any, combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations into the foreseeable future. The Company believes that a company's level of financial resources is an important factor in its industry. Accordingly, the Company may from time to time seek additional equity or debt financing. There can be no assurance that such funds will be available on terms acceptable to the Company when needed. Any future equity financing will also lead to dilution to the existing stockholders.

ACQUISITIONS

     The Company has begun to pursue, and will continue to pursue, opportunities to acquire key technology to augment its technical capabilities or to achieve faster time to market as alternatives to internally developing such technology. Acquisitions involve numerous risks, including difficulties in integration of the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the coordination of sales, marketing and research and development; and the potential loss of key employees of the acquired company.
In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance.

     The Company, in order to remain competitive, must also maintain its ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by the Company could adversely affect the Company's business and operating results. In addition, with such acquisitions, there is the risk that future operating performance may be unfavorably impacted due to acquisition related costs such as, but not limited to, in-process research and development charges, additional development expenses, lower gross margins generated by the sales of acquired products and restructuring costs associated with duplicate facilities.

INTELLECTUAL PROPERTY MATTERS

     The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has eleven patents granted, forty-seven patents in preparation in the United States, fifty-three patents pending in the United States and tewnty-two international patents pending. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. An action is currently pending in the Federal District Court for the Northern District of California seeking to invalidate one of the Company's patents relating to it's optical storage products. Moreover, while the Company holds or has applied for patents relating to the design of its products, the Company's products are based in part on standards, including MPEG-1, MPEG-2, JPEG and JBIG and the Company does not hold patents or other intellectual property rights for such standards. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its foundries may, from time to time, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. In fiscal 1997 and again in fiscal 1998, the Company filed a complaint with the ITC against certain Asian manufacturers of optical storage controller devices based on the Company's belief that such devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing such infringing CD-ROM controllers. (See "Legal Proceedings"). Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company has a limited portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or the Company is required to pay substantial damages or awards, the Company's business, financial condition and results of operations would be materially adversely affected.

     In addition, certain technology used in the Company's products is licensed from third parties, and pursuant thereto the Company is required to fulfill confidentiality obligations and in certain cases pay royalties. Some of the Company's products, particularly those targeted for the DVD market, require certain types of copy protection software that the Company must license from third parties. Should the Company lose its rights to or be unable to obtain the necessary copy protection software, the Company would unable to sell and market certain of its products. The Company licenses technology from Sun Microsystems, Inc. for use in its consumer products under an agreement requiring royalty payments, and also has a number of joint development and supply arrangements, and on occasion buys products off the shelf for use with its own products. The Company's agreements with third parties, such as Advanced Micro Devices, Inc., often have no specified term and may be terminated by either party in the event of breach by the other. The Company's business could be adversely affected by the loss for any reason of this and other agreements. In the future, it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that such licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter into such license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also generally enters into confidentiality agreements with its employees and confidentiality and license agreements with its customers and potential customers, and limits access to and distribution of the source and object code of its software and other proprietary information. Under some circumstances, the Company grants licenses that give its customers limited access to the source code of the Company's software which increases the likelihood of misappropriation or misuse of the Company's technology. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's technology or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or to provide an adequate remedy in the event of a breach or misappropriation by others.

MANUFACTURING ISSUES

     The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Certain of the Company's foundry agreements require up-front, nonrefundable prepayments or deposits and these fixed costs could affect the Company's operating margins if the Company is unable to utilize the minimum number of wafers required under the agreements. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. While the Company believes there is adequate foundry capacity available to meet its current requirements, there can be no assurance that the Company will continue to have access to sufficient capacity to meet its needs in the future. If there is a decrease in available foundry capacity, it is likely that the lead time required to manufacture the Company's products will increase.

     Product supply and demand fluctuations common to the semiconductor industry are historically characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the additions of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in 1995 to what appears to be a current period of excess capacity for the immediate future. During a period of industry overcapacity, profitability can drop sharply as factory utilization declines and high fixed costs of operating a wafer fabrication facility are spread over a lower net revenue base. Despite industry overcapacity, there can be no assurance that the Company can achieve timely, cost-effective access to such capacity when needed.

     The Company generally does not have long-term volume production contracts with its customers. Whether any specific product design will result in volume production orders and, if so, the quantities included in any such orders, are factors beyond the control of the Company. Insufficient orders could result in an inability to utilize the Company's foundry deposits and prepayments with TSMC and Chartered, thereby adversely impacting the Company's business, financial condition and operating results.

     The Company's results of operations could also be adversely affected if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of raw material shortages, capacity constraints, unexpected disruptions at the plants, delays in qualifying new suppliers or other reasons, or if the Company is forced to purchase materials from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's test facilities are disrupted for an extended period of time. Production could also be constrained by delays if there is a need to move production from one facility to another. Such problems with supply could adversely affect the Company's business, financial condition and operating results.

     The Company had anticipated that it would be able to satisfy a small portion of its manufacturing requirements from UICC; however, due to the October 1997 fire at the UICC, the Company will not be able to utilize this foundry in the foreseeable future. UICC management has indicated that capacity will be available through substitute capacity arrangements; however, no assurance can be given as to the availability of such capacity. The loss of any of the Company's foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, industry overcapacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products, which could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and operating results.

     Disruption of operations at any of the manufacturing facilities utilized by the Company or any of its subcontractors for any reason, including work stoppages, fire, earthquake, flooding or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternative capacity would be available on a timely basis on terms acceptable to the Company, if at all, thereby resulting in a loss of customers. This could have a material adverse effect on the Company's business, financial condition and operating results. In October 1997, a fire damaged the UICC facility. UICC management has publicly stated that a majority of the equipment and inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $324 million (based on year-end exchange rates). UICC management has also stated that it has reached a $300 million insurance settlement for claims stemming from the fire and that in accordance with the coinsurance clause, UICC had to pay $23.5 million of the damage. Despite the damages payment, UICC management has represented that UICC's financial status has remained unaffected given significant investment gains made during the year. UICC has further stated that it expects to complete reinforcement of the building structure before the end of the year, to install fab equipment by May 1999, and to be in production by the last quarter of Calendar 1999, using primarily .18 micron process technology. Given the fire, the Company has evaluated its investment in the UICC facility to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or disposition of the investment are in excess of the carrying amount of the investment, no impairment loss has been recognized as of June 30, 1998. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements. To date, the Company has not requested that UICC make such substitute capacity available to the Company. Therefore, there can be no assurance that such substitute foundry capacity will be available to the Company should the Company require it. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

     The manufacture of semiconductors is a highly complex and precise process, with current trends in the Company's markets leading to increasingly complex products. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. The Company's products are particularly complex and difficult to manufacture. The greater integration of functions and complexity of operations of the Company's products increase the risk that latent defects or subtle faults could be discovered by customers or end users after volumes of product have been shipped. If such defects were significant, the Company could incur material recall and replacement costs for product warranty. The relationships with customers could also be adversely impacted. There can be no assurance that the Company's foundries will not experience irregularities or adverse yield fluctuations in their manufacturing processes. Any yield or other production problems or shortages of supply experienced by the Company or its foundries could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON CD-ROM CONTROLLER MARKET

     Sales of the Company's CD-ROM controller products comprised 81%, 84% and 91% of the Company's net revenues in fiscal 1998, 1997 and 1996, respectively. Sales of CD-ROM controller products are expected to continue to account for a substantial portion of the Company's total revenues for fiscal 1999. The market for CD-ROM controller products continues to mature and therefore, it is expected that sales of such products will not necessarily continue to grow at historical rates and will be influenced by the traditional seasonality and volatility associated with the PC market. It is further anticipated that the proliferation of CD-RW and DVD drives will impact the demand for CD-ROM controller products. Due to the backward compatibility of DVD-ROM drives, it is critical that the Company maintain its CD-ROM customer base throughout this transition to DVD-ROM. Although the Company is currently shipping a CD-RW controller and is pursuing the development of optical storage semiconductors for use in DVD-ROM drives, there can be no assurance that the Company will develop successive generations of its CD-RW product or its first DVD product, that such product will be available within an acceptable market window, or that such product will be able to sustain the current level of optical storage product sales. As the CD-ROM market has begun to mature and transition toward the emerging CD-RW and DVD-ROM markets, there have been a number of new competitors entering the market. This increased competition combined with the pressure from the sub-$1000 PC segment for lower cost components have caused tremendous price erosion on CD-ROM controller prices. In addition, as a majority of the new competitors are located in Asia, together with a majority of the Company's customers, the Company is currently hampered in its ability to effectively compete given the effects of the strong dollar versus Asian currencies. Furthermore, there is currently a trend toward integrating increased functionality on the CD-ROM controller. Therefore, the Company's revenues and its gross margins from its CD-ROM controller products will be dependent on the Company's ability to introduce such integrated products in a commercially competitive manner. The Company has not previously offered an integrated CD-ROM controller product that provides functions that had traditionally been supplied by separate, single-function chips. The Company is currently experiencing development delays with its first integrated CD-ROM controller product. To provide integrated CD-ROM controller products, the Company has been and will continue to be required to expand the scope of its research and development efforts to provide these new functions, which will require the hiring of engineers skilled in the respective areas and additional management coordination among the Company's engineering and marketing groups. Alternatively, the Company may find it necessary or desirable to license or acquire technology to enable the Company to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on acceptable terms to the Company. In addition, with new functions being added to the CD-ROM controller product, companies that historically provided chips with these functions are now entering the CD-ROM controller market with integrated products containing these functions as well as the controller function. Accordingly, given the above-stated factors, there can be no assurance that the Company will be able to sustain the current level of such product sales or current operating margins. In addition, there can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future. Any decrease in the overall level of sales of, or the prices for, the Company's CD-ROM controller products, due to introductions of products by present or future competitors, a decline in demand for CD-ROM controller products, product obsolescence or any other reason would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS PERTAINING TO INTERNATIONAL BUSINESS

     During fiscal 1998, 1997 and 1996, 92%, 96% and 98%, respectively, of the Company's net revenues were derived from international sales. A substantial portion of the Company's international revenues in fiscal 1998, 1997 and 1996 were derived from manufacturers of CD-ROM drives in Japan, Taiwan, Korean, Belgium and Singapore. Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is generally done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. The Company expects that there could be hedges of anticipated transactions or investments in foreign subsidiaries in the future. The Company is also subject to the additional risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. With the current economic problems in Asia and the strengthening of the dollar, the Company has recently experienced a more conservative buying pattern from its customers and increased price pressure on its products. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more
likely.   There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or operating results or require the Company to modify its current business practices.

LIMITED CUSTOMER BASE

     A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In fiscal 1998, 1997 and 1996, sales to the Company's top ten customers accounted for approximately 81%, 78% and 80%, respectively, of the Company's net revenues. These customers were all purchasers of the Company's CD-ROM product. In fiscal 1998, Mitsumi accounted for 17% and LG Electronics accounted for 14% of the Company's net revenues. In fiscal 1997, Mitsumi accounted for 14% and LG Electronics accounted for 13% of the Company's net revenues. Kanematsu, a Japanese trading company, purchases product from the Company and resells the product to Japanese manufacturers. In fiscal 1996, Mitsumi accounted for 26%, Kanematsu accounted for 19% and NEC accounted for 13% of the Company's net revenues. Although the Company is currently attempting to diversify its products, markets, and customer base, the Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. For example, Mitsumi has only been a significant customer of the Company since fiscal 1994. The Company does not have long term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers such as Mitsumi or LG Electronics would have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions. The loss of business or cancellation of orders from any key customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASPs and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. The Company is currently attempting to enter several new markets in which the Company has not previously operated. These markets are intensely competitive and the Company will have to compete with large domestic and international companies that have long standing relationships with the Company's target customers. Specifically, the Company's ability to compete successfully in the DVD and other markets will depend on its ability to develop partnerships with other companies established in the industries and to gain recognition in such markets. In the DVD area, it is important that the Company form alliances with those companies that are members of the DVD forum. There can be no assurance that participation in these new markets will produce positive results for the Company. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new PC standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

DEPENDENCE ON KEY PERSONNEL

     The Company's future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel. Three of the Company's most senior finance personnel, including the Chief Financial Officer, as well as the President of the Company's Optical Storage Group recently left the Company. The Company is in the process of recruiting their replacements as well as additional senior managers and technical personnel. Competition for these persons is intense and there can be no assurance that the Company will be able to attract and retain qualified replacements or additional senior managers and technical personnel.

YEAR 2000 RISK FACTOR

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently installing various new internal information systems in connection with operating its business. The Company believes that these systems are Year 2000 compliant, although there can
be no assurance that unexpected problems will not occur.   The Company is
assessing its products to ensure that they are Year 2000 compliant. The ongoing assessment has not revealed any significant compliance issues. However, the inability of these products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material problems. The Company has also initiated communications with its suppliers and customers to determine the extent to which the Company's capabilities are vulnerable to those third parties' own Year 2000 issues. There is no guarantee that the systems and products of other companies on which the Company relies will be timely converted or that they will not have a material adverse effect on the Company. The Company is currently evaluating the impact of the Year 2000 on its products, suppliers and customers, but has not yet completed the process.
As a result, the Company has no reasonable basis to conclude that the Year 2000 problem will not materially affect the Company's operations. Upon completion of its assessment process, the Company will determine a contingency plan if the assessment process leads the Company to believe that the Year 2000 problem will materially affect its operations.

CHANGES TO MANAGEMENT INFORMATION SYSTEMS

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of June 30, 1998 consisted of approximately $117.2 million in cash, cash equivalents and short-term investments. The Company also has approximately $13.1 million in lines of letters of credit with Taiwanese financial institutions, of which all but $38,000 was available at June 30, 1998. Additionally, approximately $25.0 million in lines of credit exist with Japanese financial institutions, of which approximately $22.5 million was available at June 30, 1998.

     In fiscal 1998, operating activities provided net cash of approximately $12.2 million. This cash resulted primarily from net income of approximately $5.9 million, utilization of foundry deposits of $13.0 million, an increase in accounts receivable and inventory of $8.5 million, and the non-cash effect of depreciation and amortization on income of $7.4 million offset primarily by a decrease in accounts payable, accrued expenses and taxes payable of $20.7 million. Investing activities utilized cash of approximately $29.0 million primarily due to an investment in the foundry joint venture of $11.6 million and additions to property, plant and equipment of $12.0 million. In fiscal 1997, the Company's operating activities provided net cash of approximately $65.4 million. This cash resulted primarily from net income of approximately $23.7 million. Approximately $6.9 million in cash was used to finance additions to property and equipment and $25.9 million to finance an investment in a foundry joint venture. In fiscal 1996, the Company's operating activities provided net cash of approximately $30.7 million. This cash resulted primarily from net income of approximately $37.1 million. Approximately $12.7 million in cash was used to finance additions to property and equipment.

     In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million was contingent upon the achievement of certain performance criteria over a three-year period. Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in fiscal 1996. In June 1997, the Company waived certain of the performance criteria and agreed to pay the contingent amount of $5.0 million in two installments during calendar 1998. The first payment of $3.0 million is due in January 1998 and the second payment of $2.0 million is due in December 1998. As a result of this agreement and because the contingent amount was based, in part, on the continued employment of the former shareholder/employees of Pixel Magic, the Company recorded a compensation charge of $5.0 million in the quarter ended June 30, 1997.

     On August 11, 1998, the Company acquired Xerographic Laser Images, Inc.
(XLI) to operate as a division of Pixel Magic. The Company made a cash payment of $3,650,000 to the XLI shareholders on the effective date of the merger and the shareholders have the right to receive additional payments of up to $11,350,000 subject to the achievement of certain milestones by XLI over a 3-year period ending December 31, 2000. On July 2, 1998, the Company acquired ViewPoint Technology, Inc. (ViewPoint), paying approximately $10,100,000 in cash for all the outstanding shares of ViewPoint. On April 2, 1998, the Company acquired certain assets from ODEM Microsystems, Inc. (ODEUM) for $4,010,000 in cash. On April 30, 1998, the Company entered into agreements whereby it acquired a preferred equity interest in Omni
Peripherals Pte. Ltd. (Omni), paying approximately $800,000 for its minority interest.

     The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. Capital expenditures for fiscal 1999 are anticipated to be approximately $3.9 million. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

FOUNDRY DEPOSITS AND INVESTMENT IN FOUNDRY VENTURE

     The Company contracts with independent foundries to manufacture all of its semiconductor products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's primary suppliers under such arrangements during fiscal 1998 were TSMC and LG Semicon Co. Ltd. in Korea. The Company also uses wafer fabrication facilities at Chartered, Rohm, NEC and Sony. Except as described in the paragraphs below, the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order.

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

     In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of the Company's future wafer purchases required under the original agreement and the elimination of required future cash prepayments of approximately $73 million. Under the amended agreement, no additional prepayment is required; however the Company must utilize the entire amount of the prepayment paid as of October 1996 through a certain committed amount of wafer purchases in calendar years 1997, 1998, and 1999 or a portion of the prepayment will be forfeited. In March 1998, the Company further amended its agreement with TSMC allowing the Company to utilize excess wafer purchases in 1997 and 1998 to reduce the Company's committed wafer purchases in the following years. This amendment resulted in the Company utilizing calendar 1998 committed wafer purchases beginning in calendar 1997 after the committed wafer purchases for calendar 1997 were met. As a result of this amendment, the Company recorded a credit to foundry deposits of approximately $13.0 million which was used to offset payables to TSMC during fiscal 1998. The Company currently believes the terms and conditions of the agreement, as amended, will be met although no assurance can be given in this regard.

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

     The deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $21.2 million as of June 30, 1998. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements although no assurance can be given in this regard.

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation (UMC) to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation (UICC), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. As an investor in this venture, the Company has rights to a portion of the total wafer capacity for the manufacture of its proprietary products. The Company paid approximately $51.2 million for approximately 9.3% of the total outstanding shares of the foundry venture. The investment in UICC has been accounted for under the cost method of accounting.

     In October 1997, a fire damaged the UICC facility. UICC management has publicly stated that a majority of the equipment and inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $324 million (based on year-end exchange rates). UICC management has also stated that it has reached a $300 million insurance settlement for claims stemming from the fire and that in accordance with the coinsurance clause, UICC had to pay $23.5 million of the damage. Despite the damages payment, UICC management has represented that UICC's financial status has remained unaffected given significant investment gains made during the year. UICC has further stated that it expects to complete reinforcement of the building structure before the end of the year, to install fab equipment by May 1999, and to be in production by the last quarter of Calendar 1999, using primarily .18 micron process technology. Given the fire, the Company has evaluated its investment in the UICC facility to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or disposition of the investment are in excess of the carrying amount of the investment, no impairment loss has been recognized as of June 30, 1998. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements. To date, the Company has not requested that UICC make such substitute capacity available to the Company. Therefore, there can be no assurance that such substitute foundry capacity will be available to the Company should the Company require it. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate some of these risks, the Company utilzes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. The fair value of the Company's investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on the Company's debt obligations due to the fixed nature of the Company's debt obligations as well the fact that such obligations are not significant.

     A substantial majority of the Company's revenue and capital spending is transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily Japanese yen and New Taiwan dollars. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established certain revenue and balance sheet hedging programs. The Company's hedging programs are designed to reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 20 percent in certain Asian currencies) in exchange rates would result in a decline in income before taxes of less than $2.0 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. All of the potential changes noted above are based on sensitivity analyses performed on the Company's balances as of June 30, 1998.

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

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of August 31, 1998, the Directors of the Company, and the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:


Name                      Age        Position
----                      ---        --------
David D. Tsang            56         Chairman of the Board of Directors of Oak
                                     and Pixel Magic and Chief Executive
                                     Officer

Richard B. Black          65         President and Director, Acting President
                                     of Optical Storage Group

Kenji Fujimoto            49         Vice President of Oak, General Manager,
                                     Oak Technology, K.K.

Abel S. Lo                48         Vice President of Oak, General Manager,
                                     Oak Technology, Taiwan


Richard Simone            54         Vice President of Operations and
                                     Technology

Shawn M. Soderberg        37         Vice President, General Counsel and
                                     Secretary

Peter Besen               43         Vice President of Oak, President of Pixel
                                     Magic

Paul H.F. Vroomen         41         Vice President of Oak, President of
                                     Consumer Products Group

Ta-Lin Hsu, Ph.D.         55         Director

Timothy Tomlinson         48         Director

Young K. Sohn             42         Director


     Mr. Tsang has been Chief Executive Officer of the Company since he founded the Company in July 1987 and a Director of the Company since October 1987. He has also served as Chairman of the Board of Directors of the Company since January 1991. Mr. Tsang has also held the positions of Chief Financial Officer from July 1987 to March 1993, Secretary of the Company from July 1987 to December 1994 and President of the Company from July 1987 to January 1998. He has served as Chairman of the Board of Directors to Pixel Magic, Oak's subsidiary, since November 1995. He has also been a Director of Quality Semiconductor, Inc. since June 1996 and Enable Semiconductor, Inc. since January 1997, both developers of semiconductor products, ASE Test, Inc. since January 1997, a semiconductor assembly and testing company, and Headway Technologies, Inc. since April 1998, a manufacturer of recording head for the magnetic storage industry. Prior to joining Oak, Mr. Tsang was the founder and served in various positions including President, Chief Executive Officer and Chairman of Data Technology Corp., a manufacturer of disk controllers and high density disk drives, from 1979 to 1987, and co-founded Xebec Data Corp., a manufacturer of disk controllers, where he was employed from 1974 to 1979.
Mr. Tsang holds a B.S. degree in electrical engineering from Brigham Young University and an M.S. degree in electrical engineering from the Santa Clara University.

     Mr. Black has been President of the Company since January 1998, a Director of the Company since November 1992 and was also a Director from 1987 to 1990. In addition to these duties, Mr. Black has been acting President of the Company's Optical Storage Group since August of 1998. He has been the
Chairman of the Board of Directors of ECRM Incorporated, an electronic publishing equipment manufacturer, since 1983 and a general partner of KBA Partners,

L.P., an investment company, since 1987. He has also been Chairman of the Board of Directors of CycleOps Products, Inc. since January 1997. He is currently a director at Gabelli Funds, Inc., Benedetto Gartland Company, General Scanning, Inc., Grand Eagle Companies, Inc. and Morgan Group, Inc. Mr. Black holds a B.S. degree in civil engineering from Texas A&M University and an M.B.A. from Harvard University.

     Mr. Fujimoto has been General Manager of Oak Technology, K.K., the Company's Japanese subsidiary, since joining the Company in March 1991 and became a Vice President of Oak in April 1995. He served as Chairman of Oak Science, a Japanese company, from April 1996 to March 1998. Prior to joining Oak, Mr. Fujimoto served as Senior Manager, Marketing and Applications of AMD Japan from 1976 to January 1991. He holds a B.S. degree in electrical engineering from the University of Electrocommunications (Japan).

     Mr. Lo joined the Company as Engineering Design Manager in 1987. He has been General Manager of Oak Technology, Taiwan since 1989 and became a Vice President of Oak in April 1995. Prior to joining Oak, he was Software
Manager at Convergent Technologies, Ltd., a computer system manufacturer, from June 1986 to May 1987, and Software Manager at the Systems Division of ITT Corp. from May 1985 to June 1986. Mr. Lo holds a B.S. degree in electrical engineering from Seattle University, an M.S. degree in electrical engineering from the University of Washington and an M.S. degree in computer science from Rensselaer Polytechnic Institute.

     Mr. Simone joined the Company as Vice President of Operations and Technology in June of 1998. Prior to joining Oak, he was a private consultant from April of 1996 to June of 1998. He served as Senior Director of IC Design at Hal Computer Systems, Inc. from 1992 to 1996, Strategic Program Manager at Sun Microsystems, Inc. from 1990 to 1992 and held a number of senior management positions at Intel Corporation from 1983 to 1990. Mr. Simone holds and M.S.E.E. from Iowa State University and a B.S.E.E. from Milwaukee School of Engineering.

     Ms. Soderberg was appointed Vice President, General Counsel and Secretary in May of 1998. She joined the Company in February of 1996 as General Counsel. Prior to joining the Company, she was General Counsel for Microtec Research, Inc., a software provider for embedded systems from April of 1994 to February of 1996. Ms. Soderberg holds a B.S. in accounting from the University of Santa Clara, a J.D. from Seattle University and an L.L.M. in taxation from New York University.

     Mr. Besen joined the Company as President of Pixel Magic in October of 1995. He was appointed as a Vice President of Oak in July of 1998. Prior to joining Oak, Mr. Besen spent eight years at LaserData, Inc., a document image processing company, most recently as Vice President of OEM sales. Mr. Besen holds an S.B.E.E. from Massachusetts Institute of Technology.

     Mr. Vroomen joined the Company as Vice President, Strategic Marketing in September 1997. He has been President of the Consumer Products Group since January 1998. From May 1996 to June 1997, Mr. Vroomen was Vice President and General Manager of the Consumer Digital Entertainment business unit at VLSI Technology, Inc. From November 1994 to May 1996, Mr. Vroomen was Vice President, Sales & Marketing at Array Microsystems, Inc., a developer of codec chips for digital video applications and from March 1989 to November 1994, Mr. Vroomen was at Zilog, Inc. where he was Vice President of the Computer Peripherals business unit. He holds an M.S.E.E. from the Philips International Institute in Eindhoven, the Netherlands, and a Managerial Advancement Program diploma from the University of the Witwatersrand Graduate School of Business in Johannesburg, South Africa.

     Dr. Hsu has been a Director of the Company since January 1991. He has been employed by H&Q Asia Pacific, Ltd., the parent company of H&Q Taiwan Co., Ltd., since February 1985, most recently as Chairman. Since October 1992, he has acted as a Managing Director of Asia Pacific Growth Fund and as Chairman of Asia Pacific Growth Fund, GP, members of a venture group. Since June 1996 he has also served as a Managing Director of Asia Pacific Growth Fund II. Dr. Hsu is a director at numerous companies, including H&Q Asia Ventures, Ltd. and H&Q Asia Ventures II, Ltd., as well as a number of private companies. Dr. Hsu holds a B.S. degree in physics from National Taiwan University, an M.S. degree in electrophysics from Polytechnic Institute of Brooklyn and a Ph.D. in electrical engineering from the University of California, Berkeley.

     Mr. Tomlinson has been a Director of the Company since June 1988. He has been a partner of Tomlinson Zisko Morosoli & Maser LLP, a law firm, since 1983. Mr. Tomlinson has been a Director and Secretary of VeriSign, Inc., a maker of security software, since April 1995, and is also a Director of Portola Packaging, Inc., a manufacturer of tamper evident closures and related equipment. Mr. Tomlinson holds a B.A. degree in economics, an M.B.A. and a J.D. from Stanford University.

     Mr. Sohn has been a Director of the Company since January 1998.   He has
acted as Director of Marketing at Intel Corporation since August 1983, and has been employed at Quantum Corporation since January 1993, most recently as President of its Hard Drive Business. Mr. Sohn currently serves on the Board of Directors of i-Planet, Inc. He holds a B.S. in electrical engineering from the University of Pennsylvania and an M.S. (M.B.A.) from Massachusetts Institute of Technology.

     The information required by Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the Caption "Executive Compensation And Other Matters."

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

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:



1.   Financial Statements                                                 Page

     Independent Auditor's Report. . . . . . . . . . . . . . . . . . . .   51

     Consolidated Balance Sheets -- As of June 30, 1998 and 1997 . . . .   52

     Consolidated Statements of Operations -- For the Three Year Period
     Ended June 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . .   53

     Consolidated Statements of Stockholders' Equity - For the Three
     Year Period Ended June 30, 1998 . . . . . . . . . . . . . . . . . .   54

     Consolidated Statements of Cash Flows - For the Three Year Period
     Ended June 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . .   55

     Notes to Consolidated Financial Statements. . . . . . . . . . . . .   56

2.   Financial Statement Schedule.  The following Financial Statement
     Schedule of the Registrant is filed as part of this report:

     Schedule II - Valuation and Qualifying Accounts . . . . . . . . . .   79

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial
     Statements or notes thereto.

3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:


     Exhibit
     Number    Exhibit Title
     3.01      The Company's Restated Certificate of Incorporation, amended (1)

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

     10.19     Amendment Agreement (No. 2) dated April 7, 1997 to Deposit
               Agreement dated November 8, 1995 between Chartered Semiconductor
               Manufacturing Ltd. and the Company(15) and addendum thereto dated
               September 26, 1997 (17)**

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

     10.26     Amendment to Option Agreement by and between Taiwan Semiconductor
               Manufacturing Co., Ltd., and the Company (19)**

     10.27 Settlement Agreement between Winbond Electronics Corporation and the Company (19)**

     23.01     Consent of Independent Auditors

     24.01     Power of Attorney (see page 80 of this Form 10-K)

     27.01     Financial Data Schedule


------------------------------
(1) Incorporated herein by reference to exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(2) Incorporated herein by reference to exhibit 3.05 filed with the Company's Registration Statement on Form S-1 (File No. 33-87518) declared effective by the Securities and Exchange Commission on February 13, 1995 (the "February 1995 Form S-1").
(3) Incorporated herein by reference to the exhibit with the same number filed with the February 1995 Form S-1.
(4) Incorporated herein by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-4334) on May 2, 1996.
(5) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(6) Incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated October 2, 1995 (the "October 1995 form 8-K").
(7) Incorporated herein by reference to Exhibit 2.2 filed with the October 1995 Form 8-K.
(8) Incorporated herein by reference to Exhibit 2.3 filed with the October 1995 Form 8-K.
(9) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
(10) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(11) Incorporated herein by reference to Exhibit 10.04 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
(12) Confidential treatment has been granted with respect to portions of this exhibit.
(13) Incorporated herein by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
(14) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(15) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(16) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.
(17) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(18) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(19) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
*     Indicates Management Incentive Plan.
** Confidential treatment granted and/or requested as to portions of the exhibit.

(b) The Company filed a Report on Form 8-K on June 12, 1998, making an Item 5 disclosure related to the resignation of the President of its Optical Storage Group.

      The Company filed a Report on Form 8-K on July 31, 1998, making an Item 5 disclosure related to the resignation of its Chief Financial Officer.

TRADEMARK ACKNOWLEDGMENTS

     - Oak Technology, Inc., the Oak logo and XLI are registered trademarks of the Company. Pixel Magic and Xerographic Laser Images are trademarks of the Company.

     - All other brand names or trademarks appearing in the Form 10-K are the property of their respective owners.

                            INDEPENDENT AUDITORS' REPORT


The Board of Directors
Oak Technology, Inc.:


We have audited the accompanying consolidated balance sheets of Oak Technology, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule, insofar as it relates to the three-year period ended June 30, 1998. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Technology, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
Mountain View, California
July 28, 1998, except as to note 14 which is as of August 12, 1998

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                       ASSETS



                                                                                            June 30,
                                                                                     ----------------------
                                                                                       1998         1997
                                                                                     ---------    ---------
Current assets:
    Cash and cash equivalents...................................................     $  59,803    $  87,609
    Short-term investments......................................................        57,422       57,660
    Accounts receivable, net of allowance for doubtful accounts of
      $809 and $663, respectively...............................................        17,605       24,872
    Inventories.................................................................         7,558       12,322
    Current portion of foundry deposits.........................................         2,944       15,015
    Deferred tax asset..........................................................         5,356        4,350
    Prepaid expenses and other current assets...................................        10,967        4,107
                                                                                     ---------    ---------
       Total current assets.....................................................       161,655      205,935

Property and equipment, net.....................................................        25,114       19,958
Foundry deposits................................................................        18,231       19,145
Investment in foundry venture...................................................        51,216       39,618
Other assets....................................................................         5,195        2,939
                                                                                     ---------    ---------
       Total assets.............................................................     $ 261,411    $ 287,595
                                                                                     ---------    ---------
                                                                                     ---------    ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt.........................     $   2,625    $   7,264
    Accounts payable............................................................         6,236       16,144
    Accrued expenses............................................................         8,217        9,882
    Income taxes payable........................................................             -        3,893
    Deferred revenue............................................................           263          584
                                                                                     ---------    ---------
       Total current liabilities................................................        17,341       37,767

Long-term debt..................................................................            27        2,496
Deferred income taxes...........................................................         2,607        6,344
Other long-term liabilities.....................................................           228        2,291
                                                                                     ---------    ---------
       Total liabilities........................................................        20,203       48,898
                                                                                     ---------    ---------
Stockholders' equity:
    Preferred stock, $0.001 par value; 2,000,000 shares authorized;
       none issued and outstanding as of June 30, 1998 and 1997.................             -            -
    Common stock, $0.001 par value; 60,000,000 shares authorized;
       41,147,969 shares issued and outstanding as of June 30, 1998 and
       41,086,754 shares issued and outstanding as of June 30, 1997.............            42           41
    Additional paid-in capital..................................................       156,464      159,901
    Retained earnings...........................................................        84,702       78,755
                                                                                     ---------    ---------
       Total stockholders' equity...............................................       241,208      238,697
                                                                                     ---------    ---------
       Total liabilities and stockholders' equity...............................     $ 261,411    $ 287,595
                                                                                     ---------    ---------
                                                                                     ---------    ---------


             See accompanying notes to consolidated financial statements

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                       Year Ended June 30,
                                                            ----------------------------------------
                                                               1998           1997           1996
                                                            ----------     ----------     ----------
Net revenues..........................................      $  157,106     $  167,395     $  247,984
Cost of revenues......................................          82,558         73,214        138,499
                                                            ----------     ----------     ----------

     Gross profit.....................................          74,548         94,181        109,485

Research and development expenses.....................          49,658         34,660         30,718
Selling, general, and administrative expenses.........          30,905         21,673         16,783
Acquisition related expenses..........................           1,323          5,000          4,837
Restructuring charges.................................           1,766              -              -
                                                            ----------     ----------     ----------

     Operating income (loss)..........................          (9,104)        32,848         57,147

Non-operating income, net.............................          16,101          5,408          6,011
                                                            ----------     ----------     ----------

     Income before income taxes.......................           6,997         38,256         63,158

Income taxes..........................................           1,050         14,537         26,025
                                                            ----------     ----------     ----------

     Net income.......................................      $    5,947     $   23,719     $   37,133
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

Net income per share:
     Basic............................................      $     0.14     $     0.58     $     0.95
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
     Diluted..........................................      $     0.14     $     0.55     $     0.87
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
Shares used in computing net income
 per share:
     Basic............................................          41,739         40,751         39,262
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
     Diluted..........................................          42,493         42,757         42,614
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------



             See accompanying notes to consolidated financial statements.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                    Total
                                                             Common stock           Additional      Retained    Stockholders'
                                                        Shares         Amount    Paid-in Capital    Earnings       Equity
                                                     -----------    -----------  ---------------  -----------  --------------
Balances, June 30, 1995 ..................            37,588,498             38        144,702         17,903        162,643
Exercise of warrants .....................               807,430              -          1,211              -          1,211
Repurchase of common stock ...............               (57,780)             -         (1,211)             -         (1,211)
Exercise of stock options ................             1,784,508              2          1,469              -          1,471
Employee stock purchase plan .............                74,140              -            909              -              -
Tax benefit on exercise of
 stock options ...........................                     -              -          8,671                         8,671
Net income ...............................                     -              -              -         37,133         37,133
                                                     -----------    -----------    -----------    -----------    -----------
Balances, June 30, 1996 ..................            40,196,796             40        155,751         55,036        210,827
Exercise of stock options ................               748,682              1          1,048              -          1,049
Employee stock purchase plan .............               141,276              -          1,169              -          1,169
Tax benefit on exercise of stock options..                     -              -          1,933              -          1,933
Net income ...............................                     -              -              -         23,719         23,719
                                                     -----------    -----------    -----------    -----------    -----------
Balances, June 30, 1997 ..................            41,086,754             41        159,901         78,755        238,697
Exercise of warrants .....................               150,339              -              -              -              -
Repurchase of common stock ...............            (1,142,580)             -         (6,708)             -         (6,708)
Exercise of stock options ................               798,730              1          1,196              -          1,197
Employee stock purchase plan .............               254,726              -          1,555              -          1,555
Tax benefit on exercise of stock options..                     -              -            520              -            520
Net income ...............................                     -              -              -          5,947          5,947
                                                     -----------    -----------    -----------    -----------    -----------
Balances, June 30, 1998 ..................            41,147,969          $  42     $  156,464      $  84,702     $  241,208
                                                     -----------    -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------    -----------


             See accompanying notes to consolidated financial statements.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                 Year Ended June 30,
                                                                      ----------------------------------------
                                                                         1998           1997            1996
                                                                      ---------      ---------       ---------
Cash flows from operating activities:
   Net income................................................         $   5,947      $  23,719       $  37,133
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization...........................             7,386          5,502           3,586
     Inventory-related adjustments...........................             3,545        (21,754)         24,845
     Equity in (income) or loss of unconsolidated affiliates.                 -            602            (442)
     Acquisition-related charges.............................             1,323          5,000           4,837
     Non-cash restructuring charges..........................             1,047             -                -
     Deferred income taxes...................................            (4,743)         9,448          (5,491)
     Foundry deposits utilized...............................            12,985         11,035               -
     Changes in operating assets and liabilities:
      Accounts receivable....................................             7,267         (4,700)          2,050
      Inventories............................................             1,219         21,195         (30,533)
      Prepaid expenses and other current assets..............            (3,056)          (298)         (2,362)
      Accounts payable and accrued expenses..................           (13,566)        10,315          (4,915)
      Income taxes payable, deferred revenue and other
        liabilities..........................................            (7,139)         5,286           2,008
                                                                      ---------      ---------       ---------
         Net cash provided by operating activities...........            12,215         65,350          30,716
                                                                      ---------      ---------       ---------
Cash flows from investing activities:
   Purchases of short-term investments.......................           (65,290)       (66,791)       (107,150)
   Proceeds from matured short-term investments..............            65,528         77,481          64,607
   Additions to property and equipment, net..................           (12,035)        (6,908)        (12,665)
   Acquisition of Pixel Magic, Inc., net of cash acquired....                 -              -          (5,126)
   Acquisition of ODEUM Microsystems.........................            (4,010)             -               -
   Investment in Omni Peripherals Pte. Ltd. .................              (802)             -               -
   Investment in foundry venture.............................           (11,616)       (25,922)        (13,696)
   Foundry deposits..........................................                 -              -         (45,520)
   Other assets..............................................              (732)        (1,993)           (161)
                                                                      ---------      ---------       ---------
      Net cash used in investing activities..................           (28,957)       (24,133)       (119,711)
                                                                      ---------      ---------       ---------
Cash flows from financing activities:
   Issuance of debt..........................................            12,544         32,730          54,865
   Repayment of debt.........................................           (19,652)       (33,490)        (48,452)
   Treasury stock acquisition................................            (6,708)             -               -
   Issuance of common stock..................................             2,752          2,218           2,380
                                                                      ---------      ---------       ---------
Net cash provided by financing activities....................           (11,064)         1,458           8,793
                                                                      ---------      ---------       ---------
Net increase (decrease) in cash and cash equivalents.........           (27,806)        42,675         (80,202)
Cash and cash equivalents, beginning of period...............            87,609         44,934         125,136
                                                                      ---------      ---------       ---------
Cash and cash equivalents, end of period.....................         $  59,803      $  87,609       $  44,934
                                                                      ---------      ---------       ---------
                                                                      ---------      ---------       ---------
Supplemental information:
   Cash paid during the period:
     Interest................................................         $     280      $     465       $     680
                                                                      ---------      ---------       ---------
                                                                      ---------      ---------       ---------
     Income taxes............................................         $  14,548      $       -       $  28,514
                                                                      ---------      ---------       ---------
                                                                      ---------      ---------       ---------
   Non-cash investing and financing activities:
     Accrual of foundry commitments..........................         $       -      $ (14,400)      $  14,400
                                                                      ---------      ---------       ---------
                                                                      ---------      ---------       ---------
     Utilization of foundry deposits.........................         $  12,985      $  11,035       $       -
                                                                      ---------      ---------       ---------
                                                                      ---------      ---------       ---------
     Tax benefit related to stock plans......................         $     520      $   1,933       $   8,671
                                                                      ---------      ---------       ---------
                                                                      ---------      ---------       ---------



             See accompanying notes to consolidated financial statements.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

     Oak Technology, Inc. (the "Company") commenced operations in August 1987, as a California corporation. The Company is engaged in the design, development and marketing of high performance multimedia semiconductors and related software to the PC, consumer electronics, and digital office equipment markets. The Company formed a subsidiary in Taipei, Taiwan, in January 1989, and in Tokyo, Japan, in January 1991. In December 1994, the Board of Directors approved the re-incorporation of the Company as a Delaware corporation.

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

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, effective July 1, 1994. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. In accordance with SFAS No. 115, the Company has classified all securities held as available-for-sale securities. Such securities are reported at fair value with unrealized gains or losses, if material, excluded from earnings and reported as a separate component of stockholders' equity. To date, unrealized gains and losses have not been significant.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments are primarily in money market accounts, certificates of deposit, corporate notes and US government obligations. The Company's short-term investments have maturities ranging from 1998 through 1999. Also included in cash and cash equivalents as of June 30, 1998, and 1997, are approximately $3,500,000 and $19,000,000, respectively, in accounts with foreign banks and financial institutions (in Taiwan, Japan and UK). The Company periodically discounts notes receivable with recourse due from some customers with banks in Japan. As of June 30, 1998, the Company had no discounted notes receivable outstanding.

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

     FOUNDRY DEPOSITS AND PREPAYMENTS

     Deposits and prepayments paid under agreements to secure additional wafer capacity are carried at the lower of cost or net realizable value.

     LONG LIVED ASSETS

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated. If the carrying amount is in excess of the future undiscounted net cash flows of such assets, an impairment is recognized and is measured by the amount by which the carrying value of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

     REVENUE RECOGNITION

     Product revenue is recognized upon shipment, with provisions for estimated returns and allowances. Revenue from non-refundable technology license fees is recognized upon transfer of the associated technology. Product design revenue is recognized upon completion of contractual milestones.

     FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The Company's transactions are generally denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiaries. Sales to customers in Japan and Taiwan are invoiced in local currencies. Assets and liabilities of the Company's foreign subsidiaries are remeasured into the functional currency from the local currency at rates in effect at period-end, except for inventories, property and equipment, and intangible assets, which are remeasured at historical rates. Revenues and expenses are remeasured at average rates during the period. Adjustments arising from the remeasurement of local currency financial statements are included in non-operating results.

     The Company enters into forward contracts to hedge certain exposures related to certain foreign currency transactions. Gains and losses on contracts are recognized in the same period as the transactions being hedged and are charged to non-operating income. As of June 30, 1998 and 1997, the Company had forward contracts to exchange yen for approximately $4,690,000 and $4,100,000, respectively.

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

     US income taxes are provided on income from foreign subsidiaries to the extent the Company plans to repatriate such income.

     NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share
     (EPS) computations for the periods presented (in thousands except per share amounts):

                                            Years Ended June 30,
                            ---------------------------------------------------
                                 1998                1997             1996
                            -------------       --------------    -------------
 Net income                 $      5,947       $      23,719      $    37,133
                            -------------       --------------    -------------
                            -------------       --------------    -------------

 Shares:

 Weighted average common
   shares................         41,739              40,751           39,262

 Dilutive stock options
   and other common
   stock equivalents.....            754               2,006            3,352
                            -------------       --------------    -------------

 Dilutive potential
   common shares.........         42,493              42,757           42,614
                            -------------       --------------    -------------
 Earnings Per Share:

      Basic..............   $       0.14        $       0.58      $      0.95
                            -------------       --------------    -------------
                            -------------       --------------    -------------
      Diluted............   $       0.14        $       0.55      $      0.87
                            -------------       --------------    -------------
                            -------------       --------------    -------------

     The number of anti-dilutive shares excluded from the diluted EPS computations, representing options outstanding with an exercise price greater than the average market price for the periods, were 1,694,000, 345,000 and 576,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."
     SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No 131 is effective for financial statements for periods beginning after December 15, 1997.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

(3)  BALANCE SHEET AND OPERATING STATEMENT COMPONENTS

     INVESTMENTS

     As of June 30, 1998, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                    Estimated
                                                      Accrued         Fair
                                          Cost        Interest        Value
                                       ----------    ----------    -----------
Money market funds...................  $  47,945      $      6     $   47,951
Certificates of deposit..............     12,047             -         12,047
Corporate notes......................     28,708           462         29,170
US government obligations............     28,525           226         28,751
                                       ----------    ----------    -----------
                                       $ 117,225     $     694     $  117,919
                                       ----------    ----------    -----------
                                       ----------    ----------    -----------

     As of June 30, 1998, approximately $60.3 million of these investments had contractual maturities within one year and approximately $57.2 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):

Cash equivalents.................................................  $   59,803
Short-term investments...........................................      57,422
                                                                   -----------
                                                                   $  117,225
                                                                   -----------
                                                                   -----------

     As of June 30, 1997, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                    Estimated
                                                      Accrued        Fair
                                          Cost        Interest       Value
                                       ----------    -----------   -----------
Money market funds...................  $  63,002     $        5    $   63,007
Certificates of deposit..............     34,916             18        34,934
Corporate notes......................     16,521            285        16,806
US government obligations............     30,046            225        30,271
                                       ----------    -----------   -----------
                                       $ 144,485     $      533    $  145,018
                                       ----------    -----------   -----------
                                       ----------    -----------   -----------

     As of June 30, 1997, approximately $97.9 million of these investments had contractual maturities within one year and approximately $46.6 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):

Cash equivalents....................................................  $   86,825
Short-term investments..............................................      57,660
                                                                      ----------
                                                                      $  144,485
                                                                      ----------
                                                                      ----------

     INVENTORIES

     Inventories consisted of the following (in thousands):

                                                              June 30,
                                                     ------------------------
                                                        1998           1997
                                                     ---------      ---------
Purchased parts and work in process................  $   5,612      $   5,521
Finished goods.....................................      1,946          6,801
                                                     ---------      ---------
                                                     $   7,558      $  12,322
                                                     ---------      ---------
                                                     ---------      ---------

     During the quarter ended March 31, 1998 the Company recorded a $3.5 million write-off of inventory related to the discontinuation of the graphics and audio/communications businesses. See note 11 for discussion of the business restructuring.

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

     PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                              June 30,
                                                     ------------------------
                                                        1998           1997
                                                     ---------      ---------
Land...............................................  $  3,487       $  3,487
Building and leasehold improvements................     2,687          2,152
Computers, equipment and purchased software........    31,636         24,190
Furniture and fixtures.............................     2,463          1,126
                                                     ---------      ---------
                                                       40,273         30,955
Less accumulated depreciation and amortization.....    15,159         10,997
                                                     ---------      ---------
                                                     $ 25,114       $ 19,958
                                                     ---------      ---------
                                                     ---------      ---------

     ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

                                                              June 30,
                                                      -----------------------
                                                        1998           1997
                                                      --------       --------
Commission and payroll-related items................  $  4,345       $  4,510
Royalties...........................................       963            788
Current portion of acquisition-related accrued
   liability to former Pixel Magic shareholders.....     1,986          3,000
Other...............................................       923          1,584
                                                      --------       --------
                                                      $  8,217       $  9,882
                                                      --------       --------
                                                      --------       --------

     LICENSE FEES

     Non-refundable technology license fees of approximately $1,191,000, $235,000 and $3,003,000 were recorded as revenue in fiscal 1998, 1997 and 1996 respectively.

     NON-OPERATING INCOME, NET

     Non-operating income, net consisted of the following (in thousands):

                                                  Year Ended June 30,
                                        ---------------------------------------
                                            1998          1997          1996
                                        -----------   -----------   -----------
Interest income.......................  $    7,665    $    6,614    $    7,299
Interest expense......................        (286)         (468)         (725)
Foreign currency
  translation/transaction loss........      (2,521)         (722)       (1,082)
Income (loss) on equity method                   -                         442
  investee............................                      (602)
Settlement proceeds...................      10,589             -             -
Other income, net.....................         654           586            77
                                        -----------   -----------   -----------
                                        $   16,101    $    5,408    $    6,011
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------

     During the year ended June 30, 1998 the Company recorded as non-operating income the proceeds from a Settlement Agreement entered into on July 31, 1997 between the Company and United Microelectronics Corporation ("UMC") in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997 based on the Company's belief that certain UMC CD-ROM controllers infringed on one of the Company's patents.

(4)  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consisted of the following (in thousands):

                                                              June 30,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Short-term bank loans...............................      2,482         7,105
Short-term notes....................................        109           158
Mortgage notes......................................          -         2,446
Capital lease obligations...........................         61            51
                                                      ----------    ----------
                                                          2,652         9,760
Less current portion................................      2,625         7,264
                                                      ----------    ----------
                                                      $      27     $   2,496
                                                      ----------    ----------
                                                      ----------    ----------

     Short-term bank loans consist of borrowings from two Japanese financial institutions, collateralized by standby letters of credit drawn on U.S. banks, and bear interest based on the Japanese prime rate. Under arrangements with these two financial institutions, as of June 30, 1998, the Company may borrow up to an aggregate of approximately $25 million subject to annual renewal. Borrowings as of June 30, 1998, bore interest ranging from 1.06% to 1.625%.

     Short-term notes consist primarily of revolving borrowings from three Taiwanese financial institutions, collateralized by land and a building in Taiwan, and bear interest at rates determined at the time of each borrowing. Under arrangements with the three financial institutions, as of June 30, 1998, the Company may borrow up to an aggregate of approximately $13,143,000 subject to annual renewal. Compensating balances ranging from 20% to 30% of outstanding borrowings are required for individual balances exceeding established minimums, however no compensating balances were required as of June 30, 1998. Borrowings as of June 30, 1998 bore interest at 6.55%.

     Mortgage notes were payable in monthly installments of principal and interest and were collateralized by land and a building in Taiwan. These notes matured at various dates through March 2012 and bore interest at variable rates, based on the Taiwan Bank reference rate. The Company paid the remaining balance of the mortgage notes outstanding in November 1997.

     Future principal payments under all outstanding capital lease obligations as of June 30, 1998 are approximately $61,000 of which approximately $34,000 is due in fiscal 1999.

(5)  ACQUISITIONS AND INVESTMENTS

     PIXEL MAGIC, INC.

     In November 1995, the Company acquired all of the outstanding stock of Pixel Magic, Inc. (Pixel Magic), a privately held company based in Andover, Massachusetts, specializing in the design and manufacture of compression/decompression and image enhancement technology for the digital equipment product market, for $10.5 million of which $5.0 million was contingent upon the achievement of certain performance criteria over a three year period. In June 1997, the Company waived certain of the performance criteria and agreed to pay the entire contingent amount of $5.0 million in two installments during calendar 1998. The first payment of $3.0 million is due in January 1998 and the second payment of $2.0 million is due in December 1998. As a result of this agreement and because the contingent earn-out was based, in part, on the continued employment of the former shareholder/employees of Pixel Magic, the Company recorded a compensation charge of $5.0 million in the quarter and fiscal year ended June 30, 1997. The acquisition was accounted for using the purchase method of accounting and accordingly, the operating results of Pixel Magic have been included in the consolidated financial statements of the company from the date of acquisition. The initial cash payment was allocated as follows (in thousands):

 Net liabilities assumed...................................         $     (191)
 In-process research and development.......................              4,837
 Purchased technology......................................                854
                                                                    -----------
                                                                    $    5,500
                                                                    -----------
                                                                    -----------

     Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in the quarter ended December 31, 1995. The remainder of the cost was allocated to purchased software and assets and liabilities based upon management's estimate of their fair market values as of the acquisition date. The amount allocated to purchased technology is fully amortized at June 30, 1998.

     The following unaudited pro forma combined results of operations for the twelve months ended June 30, 1996 is presented as if the acquisition had occurred at the beginning of the period. The one-time charge for the write-off of in-process research and development and the compensation expense associated with the waiver of the performance criteria associated with the contingent payment amount have not been reflected in the following pro forma summary as they are non-recurring. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Pixel Magic had constituted a consolidated entity during such period (in thousands, except per share data):


                                                                       June 30,
                                                                     -----------
                                                                         1996
                                                                     -----------

Net revenues..................................................       $   249,170
Net income....................................................       $    39,857
Basic net income per share....................................       $      1.02
Diluted net income per share..................................       $      0.94

      ODEUM MICROSYSTEMS

     On April 2, 1998, the Company acquired certain assets from ODEUM Microsystems, Inc. (ODEUM), a subsidiary of Hyundai Electronics America. With the acquisition, the Company acquired an integrated MPEG-2 audio/video decoder and transport demultiplexor and a DVB-S compliant QSPK demodulator as well as a core group of hardware and software engineers. The products acquired from ODEUM are used predominately in "free to air" satellite and cable set-top boxes for MPEG-2 encoded digital television broadcasting and therefore, represented the Company's first step in expanding its Consumer Group and serving the digital television market. The assets of ODEUM were acquired for $4,010,000 in cash.

     The acquisition was accounted for using the purchase method of accounting and the product acquired was integrated into the Company's product offerings from the date of acquisition. Approximately $1,300,000 of the purchase price was allocated to in-process research and development with the remaining amount allocated to purchased technology.

     OMNI PERIPHERALS

     On April 30, 1998, the Company entered into several agreements with Omni Peripherals Pte. Ltd. (Omni) and two other investors pursuant to which the Company acquired a preferred equity interest in Omni. Omni was incorporated in Singapore on January 2, 1996, and is in the business of designing, developing, and marketing mechatronics modules for optical storage drives. The Company intends to assist Omni in the design and marketing of its mechatronics modules thereby enabling the Company to offer a complete solution to its customers. The Company paid approximately $800,000 for its interest, representing approximately 20% of the issued stock of Omni. The Company accounts for this investment under the equity method in which the Company records its pro-rata share of the income/(loss) in the investee as other income/(expense).

(6)  INCOME TAXES


     The components of the income tax expense are as follows (in thousands):

                                                       June 30,
                                       ----------------------------------------
                                           1998          1997           1996
                                       ------------  ------------   -----------
Current:
   Federal and state.................  $     2,448   $     1,087    $   21,622
   Foreign...........................        2,825         2,069         1,223
Deferred:
   Federal and state.................       (1,146)        9,771        (9,984)
   Foreign...........................       (3,597)         (323)        4,493
Charge in lieu of taxes attributable
   to employee stock option plans....          520         1,933         8,671
                                       ------------  ------------   -----------
       Total tax provision             $     1,050   $    14,537    $   26,025
                                       ------------  ------------   -----------
                                       ------------  ------------   -----------

A reconciliation between the income tax provision computed at the federal statutory rate and the effective tax rate is as follows (in thousands):

                                                       June 30,
                                       ----------------------------------------
                                           1998          1997           1996
                                       ------------  ------------   -----------
Expense at federal statutory tax rate  $     2,379   $    13,390    $   22,105
State income tax, net of federal
  benefit............................          300           523         1,209
Rate differential on foreign income..         (538)         (327)        1,615
Pixel Magic acquisition..............            -         1,667         1,773
Research credit......................       (1,650)       (1,033)            -
Other................................          559           317          (677)
                                       ------------  ------------   -----------
     Total tax provision               $     1,050   $    14,537    $   26,025
                                       ------------  ------------   -----------
                                       ------------  ------------   -----------

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                              June 30,
                                                     -------------------------
                                                         1998          1997
                                                     -----------    ----------
Various reserves and accruals....................... $     2,877    $   4,086
Deferred research and development expenses.........            -           66
Acquired intangibles................................         556            -
Tax credits.........................................       3,190          412
Other...............................................          53            -
                                                     -----------    ----------
     Total gross deferred tax assets                       6,676        4,564
                                                     -----------    ----------
     Less valuation allowance                             (1,075)           -
                                                     -----------    ----------
                                                           5,601        4,564
                                                     -----------    ----------
Fixed assets depreciation differences...............        (546)        (334)
Other foreign liabilities...........................      (2,306)      (6,214)
                                                     -----------    ----------
     Total gross deferred tax liabilities                 (2,852)      (6,558)
                                                     -----------    ----------
        Net deferred tax assets (liabilities)        $     2,749    $  (1,994)
                                                     -----------    ----------
                                                     -----------    ----------

     The Company has set up a valuation allowance $1,075,000 as of June 30, 1998. Based upon the results of the current year operations, the Company's projected operating results, and all other available objective information, the Company's management does not believe it is more likely than not that projected future taxable income will be generated to sufficiently realize all of the net deferred tax assets.

     As of June 30, 1998 the Company has federal research and experimentation credit carryforwards of $1,650,000 which expire from 2012 to 2013. The Company also has state tax credit carryforwards of approximately $1,570,000; if not utilized, approximately $300,000 of these credits will expire in 2006. As of June 30, 1998 and 1997, the cumulative amount of unremitted earnings of non-US subsidiaries on which the Company had not provided US taxes approximated $12,900,000 and $15,000,000, respectively. The additional taxes that could arise if those earnings were to be remitted to the US would not be material after consideration of existing foreign taxes. It is management's intent that these earnings will remain indefinitely invested.

     The Company is currently undergoing examination by the Internal Revenue Service. The Company believes that additional liabilities, if any, that may arise from this examination will not be material to the Company's consolidated financial statements.

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

     In October 1996, the Company amended its previous agreement with TSMC resulting in a reduction of the Company's future wafer purchases required under the original agreement and the elimination of required future cash prepayments of approximately $73 million. Under the amended agreement, no additional prepayment is required; however the Company must utilize the entire amount of the prepayment paid as of October 1996 through a certain committed amount of wafer purchases in calendar years 1997, 1998, and 1999 or a portion of the prepayment will be forfeited. In March 1998, the Company further amended its agreement with TSMC allowing the Company to utilize excess wafer purchases in 1997 and 1998 to reduce the Company's committed wafer purchases in the following years. This amendment resulted in the Company utilizing calendar 1998 committed wafer purchases beginning in calendar 1997 after the committed wafer purchases for calendar 1997 were met. As a result of this amendment, the Company recorded a credit to foundry deposits of approximately $13.0 million which was used to offset payables to TSMC during fiscal 1998. The Company currently believes the terms and conditions of the agreement, as amended, will be met although no assurance can be given in this regard.

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

     The deposits and prepayments under the amended foundry agreements described above are recorded at cost and total approximately $21.2 million as of June 30, 1998. The Company currently anticipates being able to utilize and fully recover the value of all foundry prepayments and deposits under the terms of the amended agreements although no assurance can be given in this regard.

     INVESTMENT IN FOUNDRY VENTURE

     In October 1995, the Company entered into a series of agreements with UMC to form, along with other investors, a separate Taiwanese company, UICC, for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. As an investor in this venture, the Company has rights to a portion of the total wafer capacity for the manufacture of its proprietary products. The Company paid approximately $51.2 million for approximately 9.3% of the total outstanding shares of the foundry venture. The investment in UICC has been accounted for under the cost method of accounting.

     In October 1997, a fire damaged the UICC facility. UICC management has publicly stated that a majority of the equipment, majority of the equipment and inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $324 million (based on year-end exchange rates). UICC management has also stated that it has reached a $300 million insurance settlement for claims stemming from the fire and that in accordance with the coinsurance clause, UICC had to pay $23.5 million of the damages. Despite the damages payment, UICC management has represented that UICC's financial status has remained unaffected given significant investment gains made during the year. UICC has further stated that it expects to complete reinforcement of the building structure before the end of the year, to install fab equipment by May 1999, and to be in production by the last quarter of Calendar 1999, using primarily .18 micron process technology. Given the fire, the Company has evaluated its investment in the UICC facility to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or disposition of the investment are in excess of the carrying amount of the investment, no impairment loss has been recognized as of June 30, 1998.

(8)  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases its US headquarters and certain facilities and equipment under non-cancelable operating leases. The Company is responsible for its share of expenses under the terms of certain of the leases.

     Future minimum lease payments under non-cancelable operating leases are as follows:

 Year Ending June 30,
 --------------------
      1999.......................................................   $    2,857
      2000.......................................................        2,347
      2001.......................................................        1,753
      2002.......................................................        1,146
      2003.......................................................          532
      Thereafter.................................................          819
                                                                    -----------
                                                                    $    9,454
                                                                    -----------
                                                                    -----------

     Rent expense was approximately $2,498,000, $1,781,000 and $1,720,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

     INVENTORY PURCHASE COMMITMENTS

     The Company subcontracts all of its manufacturing to independent foundries. As of June 30, 1998 and 1997, the Company had approximately $3,164,000 and $4,688,000, respectively, in non-cancelable purchase commitments with various wafer fabrication subcontractors.

     CONTINGENCIES

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period
     July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil Code Sections 1709/1710 claims, however plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The court stayed any action on this order until the California Supreme Court resolves the Diamond Multimedia writ petition.

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

     The Company is party to various other legal proceedings, including a number of patent-related matters. In the opinion of management, including internal counsel, these proceedings will not have a material adverse effect on the Company's consolidated financial position or overall results of operations. In connection with these matters, however, the Company has incurred, and expects to continue to incur, substantial legal and other expenses.

     The estimate of the potential impact on the Company's consolidated financial position or overall results of operations for all of the aforementioned legal proceedings could change in the future.

(9)  STOCKHOLDERS' EQUITY

     The Company is authorized to issue two classes of stock, preferred stock and common stock, each with a par value of $0.001 per share.

     STOCK REPURCHASE PLAN

     On January 22, 1998, the Company announced that its board of directors had authorized the repurchase of up to 2.0 million shares of its common stock, either in the open market or in private transactions. The repurchase program is authorized for one year, unless further extended by the Company's Board of Directors. As of June 30, 1998, the Company has purchased 1,142,580 shares for approximately $6.7 million.

     PREFERRED STOCK

     Upon conversion of all of the outstanding preferred stock at the effective date of the Company's initial public offering in February 1995, the number of preferred shares authorized was reduced to 14,760,708 undesignated shares. In April 1995 the number of preferred shares authorized was reduced to 4,000,000 undesignated shares and in March 1996, to 2,000,000 undesignated shares; none of these preferred shares have been issued; 400,000 of the preferred shares have been designated as Series A Junior Participating Preferred Stock and reserved for issuance pursuant to the preferred stock purchase rights issued pursuant to the Company's Rights
     Agreement dated August 19, 1997.   The Board of Directors is authorized,
     subject to any limitations prescribed by Delaware law, to provide for the issuance of shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the powers, preferences and rights of the shares.

     WARRANTS

     Warrants to purchase an aggregate of 796,644 shares of Series D preferred stock at $2.25 per share were outstanding as of June 30, 1994. The warrants
     are exercisable at any time on or prior to December 15, 1997.   Following
     the conversion of Series D preferred stock to common stock upon the Company's initial public offering in February 1995, these warrants represented the right to purchase 1,194,948 shares of common stock at $1.50 per share. Warrants representing the right to purchase 807,448 shares of common stock were exercised under the warrants' cashless exercise provisions, resulting in the issuance of 749,650 shares of common stock in 1996. Warrants representing the right to purchase 182,528 shares of common stock were outstanding as of June 30, 1997 and in fiscal 1998 resulted in the issuance of 150,339 shares of common stock under the warrants' cashless exercise provision.

     STOCK OPTIONS

     Upon the re-incorporation of the Company in Delaware in February 1995, the Company assumed the obligations of its predecessor under the 1988 Stock Option Plan (the "1988 Plan"), as amended and restated. The Company does not intend to issue any additional options under the 1988 Plan.

     In December 1994, the Board of Directors approved the 1994 Stock Option Plan (the "1994 Plan") under which 3,000,000 shares of Common Stock were reserved for issuance; 3,000,000 additional shares were approved in
     February 1996.   Under the 1994 Plan, either incentive or non-qualified
     options to purchase the Company's common stock may be granted to employees as determined by the Board of Directors at prices generally at fair market value at the date of grant (110% in certain cases of non-qualified options). Non-qualified options may be granted to employees and consultants as determined by the Board of Directors at prices not lower than 85% of fair market value at the date of grant. The Board of Directors also has the authority to set exercise dates (generally no longer than five years from date of grant), payment terms and other provisions for each grant.

     On August 1, 1996 the Company repriced 1,800,370 options under the 1994 Plan to $6.50, the fair market value as of that date. The repriced shares were treated as canceled and re-granted; however, they retained their original vesting terms and were not exercisable until after April 30, 1997.

     In December 1994 the Board of Directors also approved the 1994 Outside Directors' Stock Option Plan (the "Directors Plan"), under which 500,000 shares of Common Stock were reserved for issuance. The Directors Plan provides for the automatic grant of options to purchase shares of Common Stock to non-employee Directors of the Company.

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

     A summary of all the Company's stock option plans is set forth below:

                                                                    Weighted                              Weighted
                                                                    Average                               Average
                                                   Options          Exercise           Options            Exercise
                                                 Outstanding         Price           Exercisable           Price
                                               --------------     ------------    -----------------    ------------
Balances, June 30, 1995..................          4,695,480      $     2.82              4,092,280    $     1.15
   Granted...............................          1,576,400           22.33
   Exercised.............................         (1,784,508)           0.82
   Canceled..............................           (495,862)          13.55
                                               --------------     ------------    -----------------    ------------
Balances, June 30, 1996..................          3,991,510      $    10.08              2,257,424    $     2.11
   Granted...............................          3,118,240            7.69
   Exercised.............................           (748,682)           1.41
   Canceled..............................         (2,579,072)          15.82
                                               --------------     ------------    -----------------    ------------
Balances, June 30, 1997..................          3,781,996      $     5.91              1,459,573    $     3.33
   Granted...............................          2,730,900            8.29
   Exercised.............................           (798,330)           1.50
   Canceled..............................         (1,352,928)           7.83
                                               --------------     ------------    -----------------    ------------
Balances, June 30, 1998..................          4,361,638      $     7.61              1,153,658    $     6.06
                                               --------------     ------------    -----------------    ------------
                                               --------------     ------------    -----------------    ------------



     The weighted average fair values of options granted in fiscal years 1998 and 1997 were $4.60 and $3.82, respectively.

     The following table summarizes information about the stock options outstanding as of June 30, 1998:



                                            Options Outstanding                 Options Exercisable
                               -----------------------------------------   ---------------------------
                                                Weighted
                                                Average
                                 Shares         Remaining       Weighted      Shares          Weighted
                                   at          Contractual       Average        at            Average
                                June 30,          Life          Exercise     June 30,         Exercise
       Exercise Prices            1998           (Years)          Price        1998            Price
     ------------------        ----------      -----------      --------    ----------        --------
      $0.43  to   $5.00          252,316           0.75         $ 1.44        239,395         $ 1.38
                  $6.50        1,784,542           3.56           6.14        651,255           6.23
      $6.81  to  $10.13        1,680,470           4.25           8.48        182,728           8.26
     $10.38  to  $14.25          626,310           4.10          11.48         70,200          12.06
                 $25.00           18,000           7.59          25.00         10,080          25.00
                               ---------           ----         ------      ---------         ------
      $0.43  to  $25.00        4,361,638           3.76         $ 7.61      1,153,658         $ 6.06
                               ---------           ----         ------      ---------         ------
                               ---------           ----         ------      ---------         ------



     STOCK PURCHASE PLAN

     In December 1994, the Board of Directors approved the 1994 Stock Purchase Plan (the "Stock Purchase Plan") under which 600,000 shares of common stock were reserved for issuance. The Stock Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering
     period.   Under the Stock Purchase Plan, 254,726 and 141,276 shares were issued in fiscal years 1998 and 1997 at weighted average prices of $6.10 and $8.28, and weighted average fair values of $2.94 and $3.84, respectively.

     STOCKHOLDER RIGHTS PLAN

     On August 19, 1997 the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock, par value $0.001 per share (the "Common Stock"), of the Company. The dividend is payable on August 29, 1997 (the "Record Date") to the stockholders of record on that date and to the holders of shares of Common Stock issued subsequent to the Record Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $0.001 per share of the Company at a price of $60.00 per Unit subject to adjustment. The Rights become exercisable in certain circumstances including upon an entity acquiring or announcing the intention to acquire the beneficial ownership of 15% or more of the Company's Common Stock without the approval of the Board of Directors of the Company. The Rights expire on August 19, 2007. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 19, 1997 between the Company and BankBoston, N.A., as Rights Agent.

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


                                   1998           1997          1996
                                   ----           ----          ----
Net income:

     As reported                 $ 5,947       $ 23,719       $ 37,133

     Pro forma                   $  (197)      $ 18,890       $ 35,014


Basic net income per share:

     As reported                 $  0.14       $   0.58       $   0.95

     Pro forma                   $ (0.00)      $   0.46       $   0.89


Diluted net income per share:

     As reported                 $  0.14        $  0.55       $   0.87

     Pro forma                   $ (0.00)       $  0.44       $   0.82

     Pro forma net income reflects options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to July 1, 1995, is not considered.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 0% and the following weighted average assumptions:



                                 Stock Option Plans            Stock Purchase Plan
                                 ------------------            -------------------

                              1998      1997      1996      1998      1997      1996
                              ----      ----      ----      ----      ----      ----

Expected life (years)         3.760     3.745     3.745     0.500     0.500     0.500
Expected volatility             70%       85%       85%       70%       85%       85%
Risk-free interest rate       5.73%     6.51%     5.82%     5.51%     5.29%     5.38%


(10) EMPLOYEE BENEFIT PLAN

     In July 1990, the Company adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which is intended to qualify under section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the Company's US employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company makes contributions to the 401(k) Plan based on 25% of an employee's contribution up to a maximum of 1.25% of total compensation; approximately $288,000 and $199,000 in matching contributions were recorded during fiscal 1998 and fiscal 1997, respectively. No matching contributions were made in prior years.

(11) BUSINESS REORGANIZATION

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

     In connection with the reorganization, the Company recorded a charge of $1.8 million which included non-cash expense of $1.0 million and cash expense of $0.8 million. The non-cash charge was related to prepaid royalties which will not be utilized. Cash outlays related to the headcount reduction of 56 individuals. As of June 30, 1998 all amounts have been paid and there is no accrual remaining relating to the restructuring.

(12) INDUSTRY SEGMENT AND MAJOR CUSTOMERS

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



                                             Percentage of Net Revenues
                                             --------------------------
                                                Year Ended June 30,
                                             --------------------------
                                              1998      1997      1996
                                             ------    ------    ------
Mitsumi Electronic Co., Ltd. . . . . . .       17%       14%      26%
LG Electronics . . . . . . . . . . . . .       14%       13%       2%
NEC Home Electronics, Ltd. . . . . . . .       10%        8%      13%
Kanematsu Semiconductor Corporation. . .        5%        7%      19%


                                           Percentage of Total Accounts Receivable
                                           ---------------------------------------
                                                        As of June 30,
                                           ---------------------------------------
                                              1998          1997         1996
                                           -----------   -----------  ------------
Mitsumi Electronic Co., Ltd. . . . . . .       19%          23%           31%
LG Electronics . . . . . . . . . . . . .        8%           1%           -
NEC Home Electronics, Ltd. . . . . . . .       13%          22%           20%
Kanematsu Semiconductor Corporation. . .        3%           6%            7%


     Sales of the Company's CD-ROM controller products comprised 81%, 84%, and 91% of the net revenues in fiscal 1998, 1997, and 1996, respectively.

(13) GEOGRAPHIC SEGMENT REPORTING

     The Company maintains significant operations in the United States, Taiwan and Japan. Activities in the United States consist of corporate administration, product development, logistics and worldwide sales management. Foreign operations consist of regional sales and limited board-level manufacturing.

     The following is a summary of operations by geographic areas (in thousands):



                                                                   Year Ended June 30,
                                                      -----------------------------------------
                                                          1998          1997            1996
                                                      -----------    -----------     ----------
Revenue from unaffiliated customers
     originating from:
          United States. . . . . . . . . . . . . .    $    33,890    $    15,139     $   37,142
          Taiwan . . . . . . . . . . . . . . . . .         63,201         82,613         47,963
          Japan. . . . . . . . . . . . . . . . . .         60,015         69,643        162,879
                                                      -----------    -----------     ----------
                                                      $   157,106    $   167,395     $  247,984
                                                      -----------    -----------     ----------
                                                      -----------    -----------     ----------

Transfers between geographic areas
     (eliminated in consolidation):
          United States. . . . . . . . . . . . . .    $   111,631    $   130,102     $  180,569
          Taiwan . . . . . . . . . . . . . . . . .              -              1          4,175
          Japan. . . . . . . . . . . . . . . . . .          2,569            710            233
          United Kingdom . . . . . . . . . . . . .          1,079              -              -
                                                      -----------    -----------     ----------
                                                      $   115,279    $   130,813     $  184,977
                                                      -----------    -----------     ----------
                                                      -----------    -----------     ----------

Income (loss) before income taxes:
          United States. . . . . . . . . . . . . .    $    10,509    $    31,767     $   48,349
          Taiwan . . . . . . . . . . . . . . . . .         (1,306)         6,041          2,536
          Japan. . . . . . . . . . . . . . . . . .         (2,335)           834          8,574
          United Kingdom . . . . . . . . . . . . .             51              -              -
          Eliminations . . . . . . . . . . . . . .             78           (386)         3,699
                                                      -----------    -----------     ----------
                                                      $     6,997    $    38,256     $   63,158
                                                      -----------    -----------     ----------
                                                      -----------    -----------     ----------

Identifiable assets:
          United States. . . . . . . . . . . . . .    $   243,733    $   251,706     $  226,039
          Taiwan . . . . . . . . . . . . . . . . .         12,679         27,743         14,778
          Japan. . . . . . . . . . . . . . . . . .         14,563         25,731         22,848
          United Kingdom . . . . . . . . . . . . .          2,036              -              -
          Eliminations . . . . . . . . . . . . . .        (11,044)       (17,585)        (7,357)
                                                      -----------    -----------     ----------
                                                      $   261,967    $   287,595     $  256,308
                                                      -----------    -----------     ----------
                                                      -----------    -----------     ----------

Export sales from United States to
     unaffiliated customers:
          Europe . . . . . . . . . . . . . . . . .    $    13,950    $     1,212     $    3,668
          Other Asia . . . . . . . . . . . . . . .          5,735          6,621         26,189
          Japan. . . . . . . . . . . . . . . . . .          1,089            211          1,273
          Taiwan . . . . . . . . . . . . . . . . .             71            190              9
          Canada . . . . . . . . . . . . . . . . .             39             51             50
                                                      -----------    -----------     ----------
                                                      $    20,884    $     8,285     $   31,189
                                                      -----------    -----------     ----------
                                                      -----------    -----------     ----------

(14)  SUBSEQUENT EVENTS

     ACQUISITIONS

     On August 11, 1998, the Company acquired Xerographic Laser Images Corporation (XLI), a provider of print quality enhancement technology for
     the digital office equipment market.   XLI will operate as a division of
     the Company's wholly owned subsidiary, Pixel Magic and will serve to leverage Pixel Magic's position in the digital office equipment market by broadening Pixel Magic's expertise in resolution enhancement technology.
     As the customer base for both Pixel Magic and XLI are nearly identical, the benefits for current and potential customers include the meshing of technology expertise in silicon integration and manufacturing, image processing and resolution enhancement. The Company made a cash payment of $3,650,000 to the XLI shareholders on the effective date of the merger and the shareholders have the right to receive additional payments of up to $11,350,000 subject to the achievement of certain milestones by XLI over a three year period ending December 31, 2000. The acquisition will be accounted for under the purchase method of accounting.

     On July 2, 1998, the Company acquired ViewPoint Technology, Inc. (ViewPoint), a privately held company that was developing solutions for the CD-RW drive market. ViewPoint had developed a controller that supports high encoding speeds for CD-RW drives and this component is expected to complement the Company's expertise in the block decoder area and be utilized in the Company's next generation CD-RW drives. The Company paid $10,100,000 in cash for all the outstanding shares of ViewPoint. The acquisition will be accounted for under the purchase method of accounting.

     STOCK REPRICING

     On August 12, 1998 the Company repriced 2,638,750 options to employees and certain officers under the 1994 Plan to $3.25, the fair market value as of that date. The repriced shares were treated as canceled and regranted and did not retain their original vesting terms.

                                                                     SCHEDULE II

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS
                                   (in thousands)



                                                        Additions
                                                       Charged to
                                      Beginning         Costs and      Deductions     Ending
Allowance for Doubtful Accounts        Balance          Expenses       Write-Offs     Balance
-------------------------------       ---------        ----------     -----------    --------
Year ended June 30, 1998.....         $   663          $    353       $    (207)     $    809

Year ended June 30, 1997.....             916               286            (539)          663

Year ended June 30, 1996.....             534               866            (484)          916

                                      SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 28, 1998               OAK TECHNOLOGY, INC.


                                        By:   /s/ Richard B. Black
                                              ---------------------------------
                                                  Richard B. Black, President
                                                  (Principal Executive Officer)


                                  POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard B. Black and David D. Tsang, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                          Title                         Date
---------                          -----                         ----

/s/ Richard B. Black     President and Director             September 28, 1998
-----------------------  (Principal Executive Officer)
Richard B. Black

/s/ David D. Tsang       Chairman of the Board of           September 28, 1998
-----------------------  Directors and Chief Executive
David D. Tsang           Officer


/s/ Ta-lin Hsu           Director                           September 28, 1998
-----------------------
Ta-Lin Hsu

/s/ Timothy Tomlinson    Director                           September 28, 1998
-----------------------
Timothy Tomlinson

/s/ Young K. Sohn        Director                           September 28, 1998
-----------------------
Young K. Sohn

                                    EXHIBIT INDEX



Exhibit
Number    Exhibit Title
------    -------------

23.01     Consent of Independent Auditors

24.01     Power of Attorney (see page 80 of this Form 10-K)

27.01     Financial Data Schedule