Form 10-Q
period 1998-09-30
OAK TECHNOLOGY INC
filed 1998-11-16
CIK 824225

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

As of September 30, 1998, there were outstanding 40,656,495 shares of the Registrant's Common Stock, par value $0.001 per share.

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                       INDEX



PART  I - FINANCIAL INFORMATION                                                     PAGE

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1998
             (unaudited) and June 30, 1998............................................3

          Condensed Consolidated Statements of Operations (unaudited) for the
             Three Months ended September 30, 1998 and 1997...........................4

          Condensed Consolidated Statements of Cash Flows (unaudited) for the
             Three Months Ended September 30, 1998 and 1997...........................5

          Notes to Condensed Consolidated Financial Statements (unaudited)............6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........................11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................25


Item 6.  Exhibits and Reports on Form 8-K............................................28

SIGNATURES...........................................................................32


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share and per share data)


                                                               (Unaudited)
                                                               SEPTEMBER 30,         JUNE 30,
                                                                   1998                1998
                                                               -------------         --------
ASSETS

Current assets:
  Cash and cash equivalents                                     $  50,998           $  59,803
  Short-term investments                                           54,343              57,422
  Accounts receivable, net of allowance for doubtful
    accounts of $812 and $809, respectively                        13,616              17,605
  Inventories                                                       3,714               7,558
  Current portion of foundry deposits                              10,771               2,944
  Prepaid expenses and other current assets                        11,063              16,323
                                                                ---------           ---------
    Total current assets                                          144,505             161,655
Property and equipment, net                                        26,468              25,114
Foundry deposits                                                    9,871              18,231
Investment in foundry venture                                      51,216              51,216
Purchased technology                                               10,345               1,567
Other assets                                                        4,050               3,628
                                                                ---------           ---------
    Total assets                                                $ 246,455           $ 261,411
                                                                ---------           ---------
                                                                ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                 $   3,360           $   2,625
  Accounts payable                                                  4,656               6,236
  Other accrued liabilities                                        10,328               8,480
                                                                ---------           ---------
    Total current liabilities                                      18,344              17,341

Deferred income taxes                                               2,607               2,607
Other long-term liabilities                                           185                 255
                                                                ---------           ---------
    Total liabilities                                              21,136              20,203
                                                                ---------           ---------
Stockholders' equity:
 Preferred stock, $0.001 par value; 2,000,000
  shares authorized none issued and outstanding
  as of September 30, 1998 and June 30, 1998                           --                  --

 Common Stock, $0.001 par value; 60,000,000
  shares authorized; 40,656,495 and 41,147,969
  shares issued and outstanding of September 30,
  1998 and June 30, 1998, respectively                                 41                  42

 Additional paid-in capital                                       154,755             156,464

 Retained earnings                                                 70,523              84,702
                                                                ---------           ---------
  Total stockholders' equity                                      225,319             241,208
                                                                ---------           ---------
  Total liabilities and stockholders' equity                    $ 246,455           $ 261,411
                                                                ---------           ---------
                                                                ---------           ---------


       See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                             -------------------------------
                                                                1998                  1997
                                                             ----------            ---------
Net revenues                                                 $   19,967            $  43,293
Cost of revenues                                                 10,466               20,755
                                                             ----------            ---------
  Gross profit                                                    9,501               22,538

Research and development expenses                                13,134               10,831
Selling, general, and administrative expenses                     8,394                6,311
Acquired in-process technology                                    7,161                   --
                                                             ----------            ---------
  Operating income (loss)                                       (19,188)               5,396

Nonoperating income                                               1,952                4,131
                                                             ----------            ---------
  Income (loss) before income taxes                             (17,236)               9,527

Income taxes                                                     (3,057)               3,334
                                                             ----------            ---------
  Net income (loss)                                          $  (14,179)           $   6,193
                                                             ----------            ---------
                                                             ----------            ---------
Net income (loss) per share

  Basic                                                      $    (0.35)               $0.15
                                                             ----------            ---------
                                                             ----------            ---------
  Diluted                                                    $    (0.35)               $0.15
                                                             ----------            ---------
                                                             ----------            ---------
Shares used in a computing net income (loss) per share

  Basic                                                          40,928               41,321
                                                             ----------            ---------
                                                             ----------            ---------
  Diluted                                                        40,928               42,569
                                                             ----------            ---------
                                                             ----------            ---------


       See accompanying notes to condensed consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       ----------------------
                                                                         1998          1997
                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $(14,179)     $  6,193
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       2,827         1,577
      Inventory related adjustments                                          --         1,077
      Acquired in-process technology                                      7,161            --
      Deferred income taxes                                                (114)       (2,193)
      Foundry deposits utilized                                             533            --
      Changes in operating assets and liabilities:
         Accounts receivable                                              3,989        (2,130)
         Inventories                                                      3,844           725
         Prepaid expenses and other current assets                        5,374          (429)
         Accounts payable and accrued expenses                           (1,892)          141
                                                                       --------      --------
            Net cash provided by operating activities                     7,543         4,961
                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                  (11,102)      (21,401)
   Proceeds from matured short-term investments                          14,181        23,712
   Additions to property and equipment, net                              (3,056)       (4,131)
   Acquisition of ViewPoint, Inc., net of cash acquired                  (9,467)           --
   Acquisition of XLI Incorporated common stock                          (3,675)           --
   Payment of certain XLI Incorporated liabilities at
         acquisition date                                                (2,094)           --
   Other assets                                                             (90)           --
                                                                       --------      --------
            Net cash used in investing activities                       (15,303)       (1,820)
                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of debt                                                         735         1,551
   Repayment of debt                                                        (70)       (2,292)
   Issuances of common stock                                                388         1,431
   Treasury stock acquisitions                                           (2,098)           --
                                                                       --------      --------
            Net cash used in financing activities                        (1,045)          690
                                                                       --------      --------
   Net increase (decrease) in cash and cash equivalents                  (8,805)        3,831
   Cash and cash equivalents, beginning of period                        59,803        87,609
                                                                       --------      --------
   Cash and cash equivalents, end of period                            $ 50,998      $ 91,440
                                                                       --------      --------
                                                                       --------      --------
   Supplemental information:
      Cash paid (refunded) during the period:
                                                                       --------      --------
         Interest                                                      $     14      $     90
                                                                       --------      --------
                                                                       --------      --------
         Income taxes                                                  $ (8,033)     $  2,322
                                                                       --------      --------
                                                                       --------      --------

       See accompanying notes to condensed consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   BASIS OF PREPARATION/ACCOUNTING POLICIES/RECENT ACCOUNTING PRONOUNCEMENTS

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1998, included in the Oak Technology, Inc. (the "Company") 1998 Annual Report on Form 10-K filed with the Commission.

     ACCOUNTING POLICIES. There have been no changes in accounting policies used by the Company during the quarter ended September 30, 1998, except as discussed below:

     Effective July 1, 1998, the Company adopted the provisions of the Financial Accounting Standards Boards's (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING OF COMPREHENSIVE INCOME. SFAS No. 130 established standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net income (loss) and comprehensive income (loss) during the quarters ended September 30, 1998 and 1997.

     RECENT ACCOUNTING PRONOUNCEMENTS. In June, 1997, the FASB issued SFAS No 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. The Company does not anticipate it will change its reporting methodology as a result of this pronouncement.

     The FASB recently issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by July 1, 1999. The Company does not anticipate that SFAS No. 133 will have a material impact on its financial statements.

2.   INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                              September 30,      June 30,
                                                  1998             1998
                                              -------------      ---------
  Purchased parts and work in process.......    $  607             $5,612

  Finished goods............................     3,107              1,946
                                                ------             ------
                                                $3,714             $7,558
                                                ------             ------
                                                ------             ------

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                                (CONTINUED)
3.   FOUNDRY DEPOSITS

     In June and November 1995, the Company entered into agreements with TSMC and Chartered to obtain certain additional wafer capacity through the year 2001 (subsequently amended to 1999). The agreements call for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers. The price of such wafers will be determined in the future periods in which specific orders are actually placed. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of the deposits may be forfeited.

     As of September 30, 1998, the Company has $16.7 million of deposits with TSMC which under the agreement (as previously amended) must be utilized against calendar year 1999 wafer purchases. The Company has already utilized the maximum amount of prepayments allowed by the agreement against calendar year 1997 and 1998 wafer purchases. Should the Company not purchase sufficient wafers from TSMC during calendar 1999 (the final year of the amended agreement) to utilize the entire amount of the remaining prepayment, the unused portion of the prepayment will be forfeited.

     As of September 30, 1998, the Company has $3.5 million of deposits with Chartered, under a previously amended agreement which also expires December 31, 1999. The previous amendments resulted in a reduction of the Company's future wafer purchase commitments and the elimination of required future cash deposits under the original agreement of approximately $36 million. Under the amended agreement, the required future cash deposits of approximately $36 million could be reinstated if certain conditions are not met.

     The Company currently believes the terms and conditions of the TSMC and Chartered foundry agreements, as amended, will be met; that the remaining deposits will be utilized; and that the $36 million of commitments to Chartered will not be reinstated. However, no assurance can be given in this regard, since full utilization of the remaining deposit is based on the assumption that wafer purchasing volumes will increase from current levels, in part due to new product introductions.

4.   INVESTMENT IN FOUNDRY VENTURE

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

     On October 3, 1997, a fire damaged the UICC facility. UICC management has publicly stated that a majority of the equipment and inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $324 million. UICC management has also stated that is has reached a $300 million insurance settlement for claims stemming from the fire and that in accordance with the coinsurance clause, UICC had to pay approximately $23.5 million of damages. Despite the damages payment, UICC management has represented that UICC's financial status has remained unaffected given significant realized investment gains made during 1998.
UICC has further stated that it expects to complete reinforcement of the building structure before the end of 1998, to install fab equipment by May 1999, and to be in production by the last quarter of calendar 1999, using primarily .18 micron process technology. Given the fire, the Company has evaluated its investment in the UICC facility to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or the disposition of the investment are in excess of the carrying amount of the investment, no impairment loss has been recognized as of September 30, 1998

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (CONTINUED)

5.   NET INCOME (LOSS) PER SHARE/STOCKHOLDER'S EQUITY

     Basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding during the period in accordance with Statement of Financial Accounting Standards #128, "Earnings per Share." The following table provides a reconciliation of the components of the basic and diluted earnings per share computations:


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          ------------------
                                                        1998             1997
                                                        ----             ----
Net income (loss).............................        $(14,179)        $ 6,193
                                                      ---------        -------
                                                      ---------        -------
Weighted average shares used in computing
  basic net income (loss) per share...........          40,928          41,321

Dilutive stock options and other common stock
  equivalents.................................             -             1,248
                                                      ---------        -------
Dilutive potential common shares..............          40,928          42,569
                                                      ---------        -------

Earnings (Loss) Per Share:
  Basic.......................................        $  (0.35)        $  0.15
                                                      ---------        -------
                                                      ---------        -------
  Diluted.....................................        $  (0.35)        $  0.15
                                                      ---------        -------
                                                      ---------        -------

Approximately 119,000 of stock options were excluded from the computation for the three months ended September 30, 1998 since they were antidilutive during the loss period. During the three months ended September 30, 1998, the Company repurchased 658,000 shares of its common stock for approximately $2.1 million, pursuant to a plan authorized in fiscal year 1998 by its board of directors to purchase up to two million shares. Since the plan was authorized, the Company has repurchased approximately 1.8 million shares.

6.   ACQUISITIONS

     On July 2, 1998, the Company acquired ViewPoint Technology, Inc. (ViewPoint), a privately held company that was developing solutions for the CD-RW drive market. ViewPoint had developed a controller that supports high encoding speeds for CD-RW drives and this component is expected to complement the Company's expertise in the block decoder area and be utilized in the Company's next generation CD-RW drives. The Company paid $10,130,000 for all the outstanding shares of ViewPoint. The transaction was accounted for under the purchase method of accounting, and ViewPoint's development programs were integrated into the Company's overall development programs from the date of acquisition. Of the $10,130,000 purchase price, $0.9 million was allocated to cash, fixed assets, and other tangible assets; $4.4 million was allocated to purchased technology and other intangible assets; and $4.8 million was allocated to in-process research and development programs and, accordingly, was charged to operations in the quarter ended September 30, 1998.

     On August 11, 1998 the Company acquired Xerographic Laser Images Corporation (XLI), a provider of print quality enhancement technology for the digital office equipment market. XLI will operate as a division of the Company's wholly owned subsidiary, Pixel Magic, and will serve to leverage Pixel's position in the digital office equipment market by broadening its expertise in resolution enhancement technology. The Company paid $3,675,000 to the XLI shareholders on the effective date of the merger, and at that date, the shareholders had the right to receive additional payments of up to $11,365,000 subject to the achievement of certain milestones by XLI over a three-year period ending December 31, 2000. Pursuant to a post-closing audit and related post-closing adjustment set forth in the merger agreement, it was determined that XLI had a net deficit (for purposes of calculating the post-closing contingent cash adjustment as defined in the acquisition agreement) of $1,937,673 at the acquisition date which resulted in a contingent cash adjustment of $1,112,673, thereby reducing the contingent payment amount to $10,252,327. The transaction was also accounted for under the

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (CONTINUED)

6.   ACQUISITIONS (CONTINUED)

purchase method of accounting, and XLI's operations have been included in the Company's consolidated financial statements from the date of acquisition.
The cash purchase price for XLI was allocated as follows (in thousands):

               Net liabilities assumed                           $   (3,090)
               In-process research and development                    2,376
               Purchased technology and other intangible assets       4,389
                                                                 ----------
                                                                 $    3,675
                                                                 ----------
                                                                 ----------

     The purchased technology and other intangible assets acquired from ViewPoint and XLI will be amortized over three years. The amounts of the purchase price assigned to the fair market values of in-process research and development and purchased technology represent Company management's best estimate. The Company will continue to review these estimates during the remainder of the current fiscal year, as provided by Accounting Principles Board Opinion No. 16, to ensure the Company's allocation complies with appropriate financial reporting practices.

7.   CONTINGENCIES

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court Judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil code Sections 1709/1710 claims, however plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers and securities analysts. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Section 25400/25500 claim, which will be resolved in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court.

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

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

7.   CONTINGENCIES (CONTINUED)

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

     All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements. In connection with these legal proceedings, the Company expects to incur legal and other expenses.

     In September, 1998 the Company and certain of its current Directors became parties to a putative class action lawsuit pending in the Court of Chancery in the State of Delaware, entitled MANNING V. OAK TECHNOLOGY, ET AL., Civil Action No. 16656NC. This action alleges violations of the Delaware General Corporation Law and breaches of fiduciary duty and is brought on behalf of all owners of Oak Technology common stock at any time between August 19, 1997 and the date of class certification. Plaintiffs' claims are based upon the Board of Directors' adoption on or about August 19, 1997 of a Stockholder Rights Plan that included a provision that limited the redemption or modification of the Plan to its Continuing Directors or their designated successors. Plaintiffs allege that the Stockholder Rights Plan disenfranchises public stockholders by forcing them to vote for incumbent directors who enjoy full voting rights; that it restricts the ability of future directors to exercise their full statutory prerogatives; and that the particular provision at issue is an unreasonable and disproportionate response to any threatened takeover. Plaintiffs are seeking an injunction and a declaratory judgment that the Stockholder Rights Plan is invalid and unenforceable and monetary damages for the alleged violations of fiduciary duty.

     This action is in the earliest stage of the proceeding. The Company believes the claims to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

      In connection with these legal proceedings, the Company expects to incur legal and other expenses.

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

     The estimate of potential impact on the Company's consolidated financial position or overall results of operations for all of the aforementioned legal proceedings could change in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS


EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED
A FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (i) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY BE SUBJECT TO FURTHER ADJUSTMENT, (ii) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS, (iii) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY, (iv) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (v) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR THE ENTRY OF NEW COMPETITORS INTO THE COMPANY'S MARKETS, (vi) THE COMPANY'S ABILITY TO DIVERSIFY ITS PRODUCT AND MARKET BASE BY DEVELOPING AND INTRODUCING NEW PRODUCTS WITHIN DESIGNATED MARKET WINDOWS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (vii) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS, (viii) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (ix) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE LICENSES OF THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (x) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS, (xi) DEPENDENCE ON KEY PERSONNEL, (xii) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (xiii) DEPENDENCE ON SALES OF CD-ROM CONTROLLER PRODUCTS, (xiv) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (xv) ABILITY OF THE COMPANY TO MAINTAIN ADEQUATE PRICE LEVELS AND MARGINS WITH RESPECT TO ITS PRODUCTS, (xvi) MANAGEMENT OF CHANGING OPERATIONS RELATED TO THE COMPANY'S ATTEMPT TO DIVERSIFY ITS PRODUCT AND MARKET BASE, (xvii) CURRENT DEPENDENCE ON SALES TO THE ASIAN MARKETS, (xviii) THE ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND (xix) OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998.

GENERAL

     The Company designs, develops and markets high performance integrated semiconductors and related software to original equipment manufacturers worldwide that serve the optical storage, consumer electronics and digital office equipment markets. The Company's products consist primarily of integrated circuits and supporting software and firmware to provide a complete solution for customers.

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

     During the third quarter of fiscal 1998, the Company restructured its operations along three market-focused groups: Optical Storage Group, Consumer Group, and the Digital Office Equipment Group (Pixel Magic), at the same time discontinuing its product development and marketing efforts in its PC audio and 3D graphics businesses. Since then, the Company has completed three acquisitions (ODEUM Microsystems, Viewpoint Technology, Inc., and Xerographic Laser Images Corporation), and made a joint venture investment (Omni Peripherals Pte, Ltd.), all aimed at expanding the potential product offerings for these three target markets. The ViewPoint and XLI acquisitions were completed during the first quarter of fiscal year 1999 ended September 30, 1998, and are discussed further in the notes to the condensed consolidated financial statements.

As repositioned, the Company provides high-performance, integrated semiconductors to original equipment manufacturers (OEMs) worldwide who serve the optical storage, consumer electronics and digital office equipment markets. The Company's products, consisting primarily of integrated circuits and supporting software and firmware, enable its OEM customers to deliver cost-effective, powerful systems to the end-user for storage, home entertainment and imaging applications. One of the world's leading merchant suppliers of controllers for CD-ROM and CD-R/W drives, the Company's planned product offerings for its three target market segments have expanded to include, in addition to optical storage controllers, MPEG-2 audio/video decoders for VideoCD (VCD) and DVD players; integrated circuits for digital broadcast systems such as cable, satellite and terrestrial set-top boxes; and multitasking imaging and compression processors for digital office equipment. The Company's mission is to continue to seek opportunities for value-added silicon in these emerging market segments where it can leverage its core competencies to offer powerful, cost-effective and complete solutions to its OEM partners.

     In its press release regarding the results of operations for the first quarter of fiscal year 1999, the Company also announced that it expects to record a net loss for the second quarter of fiscal year 1999 as the Company transitions to its next generation products for the optical storage and digital video disk markets and its first generation products for the digital broadcast market. For fiscal year 1999, the Company expects that a majority of its revenue will continue to be generated by its CD-ROM controller product line as the Company works through its product transitions. The CD-ROM controller market is a mature market in which the Company is experiencing severe pricing and competitive pressures. (See Results of Operations)

RESULTS OF OPERATIONS

   NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from sales of its CD-ROM controller products which comprised 70% and 86% of the Company's net revenues in the three months ended September 30, 1998 and 1997 respectively. Net revenues decreased 54% to $19.9 million in the three months ended September 30, 1998 from $43.3 million in the comparable period of fiscal 1998. Approximately two-thirds of the revenue decrease was attributable to a decrease in unit sales of CD-ROM controllers from the comparable period of fiscal 1998, with the remainder of the decrease due to a decline in the average selling price ("ASP") of the CD-ROM controllers. The decrease in unit sales is primarily the result of a loss of market share in Taiwan, the maturation of the CD-ROM market, and development delays in the Company's next-generation CD-ROM product, and to a lesser extent, economic downturns in the Asian markets to which a large majority of the Company's products are sold. In the three months ended September 30, 1998 and 1997, sales to the Company's top ten customers accounted for approximately 79% and 82%, respectively, of the Company's net revenues. International sales, principally to Taiwan, Japan, Korea, Singapore, and Belgium accounted for approximately 87% and 96% of the Company's net revenues in each of the three months ended September 30, 1998 and 1997, respectively.

     The Company anticipates that existing CD-ROM controller product sales will continue to decline during the remainder of the current fiscal year. While the Company also anticipates that revenue from newer products, including MPEG-2 decoders, compression codecs, imaging DSPs and next-generation CD-RW applications will increase, on an overall basis, revenues for at least the forseeable future will continue to be significantly less than the comparable periods of the previous fiscal year, and will show little, if any, sequential growth. See "Factors That May Affect Future Results" below.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 47.6% in the three month period ended September 30, 1998 as compared to 52.1% during the comparable period in the prior year. The decrease in gross margin is primarily the result of a decrease in ASPs for the Company's CD-ROM controller products which was only partially offset by a decrease in the Company's unit cost for the same products. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. The Company continues to experience severe price pressure on its CD-ROM controller and Video CD
products and expects such price erosion to continue.   The Company does not
believe it can achieve cost reductions or sales of new products with higher gross margins which fully offset the expected price declines of its

CD-ROM and VideoCD products and therefore, it expects gross margin percentages to decline for such products. In addition, the Company believes that gross margins for new products in its optical storage market and the digital video disk player portion of the consumer markets will be lower than historical levels and that, as a result, gross margins in general will decline in the future.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses increased 20% to $13.1 million in the three months ended September 30, 1998 from $10.8 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional technical personnel and associated expenses. Research and development expenses increased significantly as a percentage of net revenues to 66% during the three months ended September 30, 1998 from 25.0% in the comparable period in the prior year due primarily to the significant decrease in the Company's net revenues in the current period compared to the comparable period of fiscal 1998. The Company will continue to invest substantial resources in research and development in an effort to complete the development of its new products in the Company's target markets: optical storage, consumer electronics and digital office equipment. The Company does expect, however, to hold research and development expenses in the remaining fiscal quarters of 1999 flat or slightly less than expenses incurred in the first quarter of fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (S,G&A) expenses increased 33% to $8.4 million in the three months ended September 30, 1998 from $6.3 million in the comparable period in the prior year. This increase was principally the result of the hiring of additional management and administrative personnel since the year-ago quarter and associated expenses, as well as increased legal expenses related primarily to the complaints the Company filed with the ITC on July 21, 1997 and April 7, 1998 (ITC Complaints) and additional litigation related to a settlement agreement entered into with one of the parties in the July 21 ITC Complaint. See "Legal Proceedings". S,G&A expenses increased significantly as a percentage of net revenues to 42.0% in the three months ended September 30, 1998 from 14.6% during the comparable period in fiscal 1997, due primarily to a significant decrease in the Company's net revenues in the comparison periods. The Company expects to continue to incur higher S,G&A expenses as a percentage of net revenues during the remainder of fiscal 1999 as compared to comparable year-ago periods, however, the Company expects to be able to keep absolute dollar S,G&A expenses in the remaining quarters of fiscal 1999 flat or slightly less than expenses incurred in the first quarter.

     ACQUIRED IN-PROCESS TECHNOLOGY. During the first quarter of fiscal 1999, the Company acquired ViewPoint and XLI (see note 6 to the condensed consolidated financial statements). Of the combined purchase prices of the two companies, $7.2 million was allocated to in-process research and development (IPR&D) and was charged to operations ($4.8 million related to ViewPoint, $2.4 million related to XLI). Substantially all of the remainder of the purchase prices of the two companies (aside from allocations to tangible assets totaling $0.9 million) has been allocated to purchased technology and other intangible assets (totaling $8.8 million) recorded on the Company's balance sheet, and will be amortized to operations on a straight-line basis over three years.

     NONOPERATING INCOME. During the first quarter of fiscal 1999, nonoperating income decreased to $2.0 million from $4.1 million during first quarter of fiscal 1998. In the year-ago quarter, the Company recorded as nonoperating income approximately $2.6 million it received related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997. See ("Legal Proceedings"). Interest income (net of expense) was lower in the first quarter of fiscal 1999 than in the prior quarter due to a reduced invested cash balance and lower interest rates, however this was partially offset by translation gains recorded in the first quarter of 1999 (related primarily to the strengthening of the Japanese Yen). The Company recorded translation losses in the first quarter of 1998 when the Yen was weakening.

     INCOME TAXES. The overall effective tax benefit rate for the three months ended September 30, 1998 is 17.8%. No tax benefit has been assigned to the write-off of IPR&D, since it is not deductible for tax purposes. Excluding the impact of the IPR&D, the tax benefit recorded is 30.3% of the pre-tax loss, and is less than the statutory income tax rates due to limitations on loss carryback benefits available to the Company. The Company recorded a 35% effective tax rate in the first quarter of fiscal 1998; the effective tax rate for fiscal 1998 as a whole was subsequently reduced to 15% as a result of lower taxable income and substantial R&D credits earned by the Company, offset by a partial valuation allowance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors should be carefully considered in evaluating the Company and its business.

     QUARTERLY FLUCTUATIONS. The Company's quarterly revenue and operating results have varied significantly in the past, and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside the Company's control, including but not limited to, the gain or loss of significant customers, increased competitive pressures, the timing of new product introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, the cyclical nature of both the semiconductor industry, the market for PCs and the specific markets addressed by the Company's products, seasonal customer demand, the Company's ability to diversify its product offerings, the competitiveness of the Company's customers, the timing of significant orders and order cancellations or rescheduling, and changes in pricing policies by the Company, its competitors or its suppliers, including decreases in ASPs of the Company's products. In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any adverse judgment in, the Company's ongoing shareholder legal proceedings. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

     The semiconductor industry has historically been characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. The Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions. The downturns in the industry often occur in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand, production overcapacity and subsequent accelerated erosion of average selling prices, and in some cases, have lasted for more than a year. The Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy and the Company's operating results and financial condition could be materially and adversely impacted by a significant industry-wide downturn. Even if customers' aggregate demand were not to decline, the availability of additional capacity can adversely impact pricing levels, which can also depress revenue levels. Also, during such periods, customers benefiting from shorter lead times may delay some purchase into future periods. There can be no assurance the Company will not experience such downturns in the future, which could have a material impact on the Company's operating results and financial condition.

     In addition, the Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity for the next several fiscal quarters, while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without significant penalty. Due to the Company's relatively narrow customer base for certain devices and the short product life cycles of such products, such cancellations can leave the Company with significant inventory exposure, which could have a material adverse effect on the Company's operating results. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled, or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected.

          The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASP's and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. The Company is currently attempting to enter several new markets in which the Company has not previously operated. These markets are intensely competitive and the Company will have to compete with large domestic and international companies that have long standing relationships with the Company's target customers. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the Company's customers products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. The Company's operating results for the remainder of fiscal year 1999 are likely to be affected by these factors, as well as others. There can be no assurance that the Company will be able to compete successfully in the future.

      The Company and various of its current and former officers and Directors are parties to certain legal proceedings. See "Legal Proceedings." All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Condensed Consolidated Financial Statements. In connection with these legal proceedings, the Company has incurred, and expects to continue to incur, substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management

     PRICING ISSUES. The willingness of prospective customers to design the Company's products into their products depends, to a significant extent, upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, especially in the consumer electronics market and the optical storage market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, as has been the trend for the CD-ROM and digital video disk markets, the Company anticipates that ASPs on its products will decline. The Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain acceptable gross profit margins. Gross profit margins also vary reflecting the impact of changes in the general condition of the economy, capacity utilization levels in the semiconductor industry, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of
ongoing manufacturing cost reduction activities.   If the Company is unable
to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating results will be materially adversely affected. In addition, if the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, fails to reduce its manufacturing costs, or fails to utilize its prepaid deposits with the TSMC and Chartered foundries, the result would be a material adverse effect on the Company's business, financial condition and operating results.

     NEW PRODUCT INTRODUCTIONS. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's performance is highly dependent upon the successful development and timely introduction of its next generation CD-RW and digital video disk products as well as new products in the digital broadcast market and its first generation PC DVD product at competitive price and performance levels. Currently, the Company's financial performance is dependent upon timely and successful execution of these next generation and new products. The Company has recently experienced some product development delays in its optical storage business. In an effort to diversify its product and market base, the Company has invested substantial resources in optical storage as well as in its other core technologies, consumer electronics and digital imaging. There can be no assurance that products currently under development in these core technologies or any other new products will be successfully developed or will achieve market acceptance, thereby affecting the Company's ability to achieve diversification of its products and markets, and thereby revenue diversification. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, improvement of existing technologies and development and implementation of new process technologies in order to continue to reduce semiconductor die size, improve device performance and manufacturing yields, adapt products and processes to technological changes and adopt emerging industry standards. The Company's success is also dependent upon securing sufficient foundry capacity for volume manufacturing of wafers and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Semiconductor design and process methodologies are subject to rapid technological change. Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. In particular, the Company has experienced delays in its products for the optical storage market and the digital office equipment market. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. Furthermore, there can be no assurance that the products of the Company's customers will be successfully introduced into the market. The failure of the Company's new product development efforts, the failure of the Company to achieve market acceptance of its new products and the failure of the products of the Company's customers to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

     NEED FOR ADDITIONAL CAPITAL. The semiconductor industry is capital intensive. In order to remain competitive, the Company must continue to make significant investments in new facilities and capital equipment. The Company spent $3.0 million on capital additions in the first quarter of fiscal 1999 and although it expects to spend lesser amounts in the remaining quarters of fiscal year 1999, significant amounts of capital additions could be required in subsequent years. The Company believes that existing liquid resources and funds generated from operations, if any, combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations into the foreseeable future. The Company believes that a company's level of financial resources is an important factor in its industry. Accordingly, the Company may from time to time seek additional equity or debt financing. There can be no assurance that such funds will be available on terms acceptable to the Company when needed. Any future equity financing will also lead to dilution to the existing shareholders.

     Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques the Company has entered into, and will continue to consider various possible transactions, including various "take or pay" contracts (such as those described in Foundry Deposits later in this document) that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require the Company to seek additional financing. There can be no assurance that such additional financing, if required, will be available when needed or if available, will be on satisfactory terms.

     ACQUISITIONS. The Company has begun to pursue, and will continue to pursue, opportunities to acquire key technology to augment its technical capabilities or to achieve faster time to market as alternatives to internally developing such technology. Acquisitions involve numerous risks, including difficulties in integration of the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the coordination of sales, marketing and research and development; and the potential loss of key employees of the acquired company. In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance.

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

     In the fourth quarter of fiscal year 1998, the Company acquired ODEUM Microsystems, Inc. (ODEUM) and allocated approximately $1.3 million of the purchase price to in-process research and development (which was expensed) and approximately $2.2 million to purchased technology and other intangible assets which are recorded on the Company's balance sheet. In the first quarter of fiscal year 1999, the Company acquired ViewPoint and allocated approximately $4.8 million of the purchase price to in-process research and development and approximately $4.4 million to purchased technology and other intangible assets. Also in the first quarter of fiscal year 1999, the Company acquired XLI and allocated approximately $2.4 million of the purchase price to in-process research and development and approximately $4.4 million to purchased technology and other intangible assets. For the ViewPoint and XLI acquisitions, the valuation of the acquired in-process research and development used by the Company in making its determination as to the amount of in-process research and development expense was supported by valuation studies prepared by an independent third-party appraiser. For the ODEUM acquisition, the acquired in-process research and development valuation was based on Oak management's best estimate based on its analysis of the progress of the ODEUM research and development in process at the acquisition date and the anticipated cash flows to be derived from the resulting products.

     In September 1998, a representative of the Securities and Exchange Commission (the "SEC") provided the American Institute of Certified Public Accountants with guidance as to the factors to be considered in the valuation of in-process research and development. Although the Company believes that the amount of the recorded in-process research and development expense is reasonable when applying these factors, there can be no assurance that the SEC will not review the Company's valuations, which review could result in the Company making adjustments to the reported amounts of in-process research and development expense for the years ended June 30, 1998 and 1999. Any such adjustment could result in an increase in the amount of purchased technology and other intangibles recorded with respect to the acquisitions of ODEUM, ViewPoint, and XLI, which would result in higher amortization expenses, and therefore, adversely affect the Company's future operating results.


     INTELLECTUAL PROPERTY MATTERS. The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has eleven patents granted, forty-nine patents in preparation in the United States, fifty-seven patents pending in the United States and twenty-two international patents pending.

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

     In addition, certain technology used in the Company's products is licensed from third parties, and pursuant thereto the Company is required to fulfill confidentiality obligations and in certain cases pay royalties. Some of the Company's products, particularly those targeted for the DVD market, require certain types of copy protection software that the Company must license from third parties. Should the Company lose its rights to or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its products. The Company licenses technology from Sun Microsystems, Inc. for use in its consumer products under an agreement requiring royalty payments, and also has a number of joint development and supply arrangements, and on occasion buys products off the shelf for use with its own products. The Company's agreements with third parties, often have no specified term and may be terminated by either party in the event of breach by the other. The

Company's business could be adversely affected by the loss for any reason of certain of these third-party agreements. In the future, it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that such licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter into such license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     MANUFACTURING ISSUES. The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. Certain of the Company's foundry agreements require up-front, nonrefundable prepayments or deposits and these fixed costs could affect the Company's operating margins if the Company is unable to utilize the minimum number of wafers required under the agreements. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design.
 While the Company believes there is adequate foundry capacity available to meet its current requirements, there can be no assurance that the Company will continue to have access to sufficient capacity to meet its needs in the future. If there is a decrease in available foundry capacity, it is likely that the lead time required to manufacture the Company's products will increase.

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

     The Company generally does not have long-term volume production contracts with its customers. Accordingly, customers generally buy the Company's products on a purchase order basis, often with short lead times. In periods of manufacturing capacity shortages, the Company may not be able to meet the customers required delivery times. Customer orders are also subject to rescheduling and cancellation which could result in the Company having excess inventory given that the Company does not enjoy such cancellation or rescheduling privileges with its foundries. In addition, whether any specific product design will result in volume production orders and, if so, the quantities included in any such orders, are factors beyond the control of the Company. Insufficient orders will result in underutilization of the Company's manufacturing facilities which would adversely impact the Company's business, financial condition and operating results.

     The Company's results of operations could also be adversely affected if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of raw material shortages, capacity constraints, unexpected disruptions at the plants, delays in qualifying new suppliers or other reasons, or if the Company is forced to purchase materials from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's test facilities are disrupted for an extended period of time. Production could also be constrained by delays if there is a need to move production from one facility to another. Such problems with supply could adversely affect the Company's business, financial condition and operating results. As the Company generally does not use multiple sources of supply for its products, the consequences of these factors occuring is magnified.

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

     Disruption of operations at any of the manufacturing facilities utilized by the Company or any of its subcontractors for any reason, including work stoppages, fire, earthquake, flooding or other natural disasters, would cause delays in shipments of the Company's products. There can be no assurance that alternative capacity would be available on a timely basis on terms acceptable to the Company, if at all, thereby resulting in a loss of customers. This could have a material adverse effect on the Company's business, financial condition and operating results. In October 1997, a fire damaged the UICC facility. UICC management has publicly stated that a majority of the equipment and inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $324 million (based on year-end exchange rates). UICC management has also stated that it has reached a $300 million insurance settlement for claims stemming from the fire and that in accordance with the coinsurance clause, UICC had to pay $23.5 million of the damage. Despite the damages payment, UICC management has represented that UICC's financial status has remained unaffected given significant investment gains made during the year. UICC has further stated that it expects to complete reinforcement of the building structure before the end of the year, to install fab equipment by May 1999, and to be in production by the last quarter of Calendar 1999, using primarily .18 micron process technology. Given the fire, the Company has evaluated its investment in the UICC facility to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or disposition of the investment are in excess of the carrying amount of the investment, no impairment loss has been recognized as of September 30, 1998. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements. To date, the Company has not requested that UICC make such substitute capacity available to the Company. Therefore, there can be no assurance that such substitute foundry capacity will be available to the Company should the Company require it. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

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

     DEPENDENCE ON CD-ROM CONTROLLER PRODUCTS.   Sales of the Company's
CD-ROM controller products comprised 70% and 86% of the Company's net revenues in the quarters ended September 30, 1998 and 1997, respectively. Sales of CD-ROM controller products are expected to continue to account for a substantial portion of the Company's total revenues for fiscal 1999. The market for CD-ROM controller products continues to mature and therefore, it is expected that sales of such products will not necessarily continue to grow at historical rates and will be influenced by the traditional seasonality and volatility associated with the PC market. It is further anticipated that the proliferation of CD-RW and eventually DVD drives will impact the demand for CD-ROM controller products. Due to the backward compatibility of DVD-ROM drives, it is critical that the Company maintain its CD-ROM customer base throughout this transition to DVD-ROM. Although the Company is currently pursuing the development of optical storage semiconductors for use in DVD-ROM drives, there can be no assurance that the Company will have a DVD product, that such product will be available within an acceptable market window, or that such product will be able to sustain the current level of optical storage product sales. Furthermore, although the Company is currently a leading supplier of CD-RW controllers, due to product delays the Company expects to experience lower unit sales from its CD-RW product until its next generation CD-RW product is available As the CD-ROM market has begun to mature and transition toward the emerging CD-RW and DVD-ROM markets, there have been a number of new competitors entering the market. This increased competition combined with the pressure from the sub-$1000 PC segment for lower cost components have caused tremendous price erosion on CD-ROM controller prices. Furthermore, there is currently a trend toward integrating increased functionality on the CD-ROM controller. Therefore, the Company's revenues and its gross margins from its CD-ROM controller products will be dependent on the Company's ability to introduce such integrated products in a commercially competitive manner. Although the Company experienced some development delays in its integrated controller, as of the end of the first quarter of fiscal 1999, it was available for sampling. To provide integrated CD-ROM, CD-RW and DVD controller products, the Company has been and will continue to be required to expand the scope of its research and development efforts to provide these new functions, which will require the hiring of engineers skilled in the respective areas and additional management coordination among the Company's engineering and marketing groups. Alternatively, the Company may find it necessary or desirable to license or acquire technology to enable the Company to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on acceptable terms to the Company. In addition, with new functions being added to the CD-ROM controller product, companies that historically provided chips with these functions are now entering the CD-ROM controller market with integrated products containing these functions as well as the controller function. Accordingly, given the above-stated factors, there can be no assurance that the Company will be able to sustain the current level of such product sales or current operating margins. In addition, there can be no assurance that the market for CD-ROM controller products in general, or the Company's CD-ROM controller products in particular, will support the Company's planned operations in the future. The Company's future revenue generation is much dependent on the successful introduction of its next generation CD-RW product and first generation PC DVD product, and there can be no assurance that the Company will be successful in the timely development of such products or that the products will achieve customer acceptance. The Company has recently experienced, and continues to experience, a decrease in the overall level of sales of, and prices for, the Company's CD-ROM controller products, due to introductions of products by competitors, a decline in demand for CD-ROM controller products, product obsolescence and delays in its integrated CD-ROM controller product which have had a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS PERTAINING TO INTERNATIONAL BUSINESS. During the quarters ended September 30, 1998 and 1997, 87% and 96%, respectively, of the Company's net revenues were derived from international sales. A substantial portion of the Company's international revenues are derived from manufacturers of CD-ROM drives in Japan, Taiwan, Korean, Belgium and Singapore. Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. The Company expects that there could be hedges of anticipated transactions or investments in foreign subsidiaries in the future. The Company is also subject to the additional risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. With the current economic problems in Asia and the strengthening of the dollar, the Company has recently experienced a more conservative buying pattern from its customers and increased price pressure on its products. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or operating results or require the Company to modify its current business practices.

     LIMITED CUSTOMER BASE.   A limited number of customers historically has
accounted for a substantial portion of the Company's net revenues. In the quarters ended September 30, 1998 and 1997, sales to the Company's top ten customers accounted for approximately 79% and 82%, respectively, of the Company's net revenues. These customers were all purchasers of the Company's CD-ROM product. Although the Company is currently attempting to diversify its products, markets, and customer base, the Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers such as Mitsumi or LG Electronics would have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions. The loss of business or cancellation of orders from any key customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION.   The markets in which the Company competes are intensely
competitive and are characterized by rapid technological change, declining unit ASPs and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. The Company is currently attempting to enter several new markets in which the Company has not previously operated. These markets are intensely competitive and the Company will have to compete with large domestic and international companies that have long standing relationships with the Company's target customers. Specifically, the Company's ability to compete successfully in the PC DVD and digital broadcast markets will depend on its ability to develop partnerships with other companies established in the industries and to gain recognition in such markets. There can be no assurance that participation in these new markets will produce positive results for the Company. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. In addition, in both the digital video disk market and digital office equipment market, the Company's most intense competition comes from captive suppliers. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors., the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     DEPENDENCE ON KEY PERSONNEL. The Company's future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel. Three of the Company's most senior finance personnel, including the Chief Financial Officer, as well as the President of the Company's Optical Storage Group left the Company in the fourth quarter of fiscal 1998. On October 29, 1998 the Company announced that it had hired a new Chief Financial Officer. The Company is in the process of recruiting replacements for the other positions as well as additional senior managers and technical personnel. Competition for these persons is intense and there can be no assurance that the Company will be able to attract and retain qualified replacements or additional senior managers and technical personnel.

     YEAR 2000 RISK FACTOR. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These data code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company has begun a review of its Year 2000 readiness in three main areas: Internal systems, external vendors and products. The review will consist of the following phases: Inventory/Assessment, Conversion/Vendor Readiness, Contingency Planning, Testing and Implementation. The Company is currently in the Inventory/Assessment phase of the project. This phase is scheduled to complete by December 31, 1998. The entire Year 2000 project is expected to complete by June 1999, the Company's fiscal year end.

     For internal systems, the Company will be looking at all network components, PCs, Unix workstations, business applications, CAD systems, desktop applications, operating systems, testers, telephone systems, FAX, copiers, security and environmental systems. With the recent implementation of the Oracle ERP system and upgrades of PCs to Pentium CPUs and other upgrades, the Company does not anticipate any major Year 2000 related renovation work for internal systems. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruptions to the Company's operations. The Company has begun requesting Year 2000 readiness and warranty statements from external product and service vendors. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company. The Company will examine how its products may be affected by Year 2000. The inability of any of the Company's products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material problems.

     At this point, the Company believes that total cost of achieving Year 2000 readiness will be less than $1.5 million. At the end of the assessment phase, the Company will be able to more accurately estimate the total costs for Year 2000 readiness. The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue.

     The Company does not currently have a contingency plan that addresses how it plans to handle any of the "worst-case" Year 2000 issues that may confront it. The need for such a plan will be reviewed in the Contingency Planning phase of the Year 2000 project as discussed above.

     The Company's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. As a result, the Company has no reasonable basis to conclude that the Year 2000 problem will not have a materially adverse effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of September 30, 1998 consisted of approximately $105.3 million in cash, cash equivalents and short-term investments. The Company also has approximately $13.1 million in lines of letters of credit with Taiwanese financial institutions, all of which was available at September 30, 1998. Additionally, approximately $15 million in lines of credit exist with Japanese financial institutions, of which approximately $11.6 million was available at September 30, 1998. Related to the Japanese line of credit, the Company was in violation of one of the financial covenants of the related agreement which specified a maximum allowable quarterly net loss. Due to the write-off of in-process research and development during the first quarter of fiscal year 1999, the maximum allowable net loss was exceeded. The Company requested and received a waiver of this violation from the bank.

     In the first quarter of fiscal 1999, operating activities provided net cash of approximately $8.4 million. The Company's net loss of approximately $14.2 million was offset by receipt of income tax refunds totaling $8.0 million, a decrease in accounts receivable and inventory of $7.8 million, and the non-cash effect of depreciation and amortization ($2.8 million) and in-process research and development writeoffs ($7.2 million). Investing activities utilized cash of approximately $16.1 million primarily due to the ViewPoint and XLI acquisitions ($15.2 million, net of cash acquired) and additions to property, plant and equipment of $3.0 million. Additionally, the Company repurchased 658,000 shares of it common stock during the quarter, for a total of approximately $2.1 million.

     The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be on terms satisfactory to the Company. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

FOUNDRY DEPOSITS AND INVESTMENT IN FOUNDRY VENTURE

     FOUNDRY DEPOSITS. The Company contracts with independent foundries to manufacture all of its semiconductor products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's primary suppliers under such arrangements during the first quarter of fiscal year 1999 were TSMC, Sony, and LG Semicon Co. Ltd. in Korea. The Company also uses wafer fabrication facilities at Chartered, Rohm, and NEC. Except as described in the paragraphs below, the foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order. However, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, the Company has entered into, and will continue to consider various possible transactions, including various "take or pay" contracts, such as those described below, that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require the Company to seek additional financing. There can be no assurance that such additional financing, if required, will be available when needed or if available, will be on satisfactory terms.

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

     At September 30, 1998, the Company has unused foundry deposits totaling $16.7 million with TSMC. Under the terms of the agreement with TSMC (as previously amended), the remaining deposits will be used against calendar 1999 (the final year of the agreement) wafer purchases. The Company has already utilized the maximum credit allowed by the agreement for calendar years 1996, 1997 and 1998. Under the terms of the amended agreement, wafer purchases made by the Company subsequent to reaching the calendar 1998 maximum are being applied against calendar 1999 requirements. Once a certain base amount of wafer purchases has been made for calendar 1999, TSMC will issue credits against the remaining deposit on a per-wafer basis. The Company currently believes the terms and conditions of the agreement, as amended, will be met although no assurance can be given in this regard, since full utilization of the remaining deposit would presume increased wafer purchasing levels than currently exist, based in part upon new product introductions.

     The Company's agreement with Chartered, as previously amended, also expires on December 31, 1999. The Company has $3.5 million of unused foundry deposits with Chartered at September 30, 1998. The previous amendments resulted in a reduction of the Company's future wafer purchase commitments and the elimination of required future cash deposits under the original agreement of approximately $36 million. Under the amended agreement, the required future cash deposits of approximately $36 million could be reinstated if certain conditions are not met. The Company currently believes the terms and conditions of the agreement, as amended, will be met and that these commitments will not be reinstated although no assurance can be given in this regard, since full utilization of the remaining deposit is based on the assumptions that wafer purchasing levels will increase from current levels, in part due to new product introductions.

     INVESTMENT IN FOUNDRY VENTURE. In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation (UMC) to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation (UICC), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. As an investor in this venture, the Company has rights to a portion of the total wafer capacity for the manufacture of its proprietary products. The Company paid approximately $51.2 million for approximately 9.3% of the total outstanding shares of the foundry venture. The investment in UICC has been accounted for under the cost method of accounting.

     In October 1997, a fire damaged the UICC facility. UICC management has publicly stated that a majority of the equipment and inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $324 million (based on year-end exchange rates). UICC management has also stated that it has reached a $300 million insurance settlement for claims stemming from the fire and that in accordance with the coinsurance clause, UICC had to pay approximately $23.5 million of the damage. Despite the damages payment, UICC management has represented that UICC's financial status has remained unaffected given significant investment gains made during the year. UICC has further stated that it expects to complete reinforcement of the building structure before the end of the year, to install fab equipment by May 1999, and to be in production by the last quarter of calendar 1999, using primarily .18 micron process technology. Given the fire, the Company has evaluated its investment in the UICC facility to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or disposition of the investment are in excess of the carrying amount of the investment, no impairment loss has been recognized as of September 30, 1998. Representations have been made by UICC management that the facility's foundry capacity that has been guaranteed to the Company will be available through substitute capacity arrangements. To date, the Company has not requested that UICC make such substitute capacity available to the Company. Therefore, there can be no assurance that such substitute foundry capacity will be available to the Company should the Company require it. Additionally, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and various of its current and former officers and Directors are parties to several lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five putative class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil Code Sections 1709/1710 claims, however plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers and securities analysts. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Section 25400/25500 claim, which will be resolved in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court.

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

      In connection with these legal proceedings, the Company expects to incur legal and other expenses. All of these actions are in the early stages of proceedings. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

     The Company and certain of its current Directors are parties to a putative class action lawsuit pending in the Court of Chancery in the State of Delaware, entitled MANNING V. OAK TECHNOLOGY, ET AL., Civil Action No.

16656NC. This action alleges violations of the Delaware General Corporation Law and breaches of fiduciary duty and is brought on behalf of all owners of Oak Technology common stock at any time between August 19, 1997 and the date of class certification. Plaintiffs' claims are based upon the Board of Directors' adoption on or about August 19, 1997 of a Stockholder Rights Plan that included a provision that limited the redemption or modification of the Plan to its Continuing Directors or their designated successors. Plaintiffs allege that the Stockholder Rights Plan disenfranchises public stockholders by forcing them to vote for incumbent directors who enjoy full voting rights; that it restricts the ability of future directors to exercise their full statutory prerogatives; and that the particular provision at issue is an unreasonable and disproportionate response to any threatened takeover. Plaintiffs are seeking an injunction and a declaratory judgment that the Stockholder Rights Plan is invalid and unenforceable and monetary damages for the alleged violations of fiduciary duty.

     This action is in the earliest stage of the proceeding. The Company believes the claims to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

     In connection with these legal proceedings, the Company expects to continue to incur legal and other expenses.

     On July 21, 1997, the Company filed a complaint with the ITC based on the Company's belief that certain Asian companies were violating U.S. trade laws by the unlicensed importing or selling of certain CD-ROM controllers that infringed one or more of the Company's United States patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or product containing such infringing CD-ROM controller. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-401) on August 19, 1997, naming as respondents:
Winbond Electronics Corporation (Winbond); Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; Wearnes Electronics Malaysia Sendirian Berhad; and Wearnes Peripheal International (Pte.).

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

     As originally filed with the ITC, the Company's complaint also identified as proposed respondents: United Microelectronics Corporation
(UMC); Lite-On Group; Lite-On Technology Corp.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. Prior to the ITC's institution of the formal investigation proceeding, the Company and UMC entered into a settlement agreement, effective July 31, 1997, pursuant to which UMC agreed to cease and desist the manufacture and/or importation into the United States of its specified CD-ROM controllers, except under certain limited conditions which expired on January 31, 1998. The settlement agreement additionally provided for the withdrawal of the Company's ITC complaint against UMC and the above-named Lite-On and Behavior Tech companies. In September 1997, October 1997, February 1998 and April 1998, the Company received $2.6 million, $4.7 million, $0.7 million and $2.6 million, respectively, pursuant to this settlement. Proceeds from the settlement were recorded as miscellaneous income and included in nonoperating income for the periods ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998, respectively.

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against the Company by MediaTek (described below). On the same date, pursuant to UMC's request, the court ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the court's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below).

     In a related action to the lawsuit that was commenced by the Company against UMC (described above), on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic advantage. MediaTek seeks compensatory damages of not less than $10 million and punitive damages. The Company filed its answer on January 8, 1998, denying all the allegations.
The Company believes the suit to be without merit and will vigorously defend its patent. On June 11, 1998, this case was consolidated for all purposes with a related case brought by the Company against UMC (described above). On the same date, pursuant to UMC's request, the court ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the court's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below).

     On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp.; MediaTek, Inc.; Lite-On
Group; Lite-On Technology Corp. and AOpen, Inc.   In its complaint, the
Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing products and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp. MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. On August 28, 1998, the Administrative law Judge (ALJ) supervising the investigation entered an initial determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the initial determination. On October 7, 1998, the Commission reversed the initial determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under
Section 337 of the Tariff Act. Trial before the ALJ is presently scheduled to commence on January 11, 1999. In most cases, the ITC decides within 12 to 15 months after the filing of a complaint whether or not to issue an order excluding foreign products that allegedly infringe U.S. patents. In connection with this legal proceeding, the Company has incurred and will continue to incur substantial legal and other expenses.


     If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES
        None

ITEN 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.


EXHIBIT
NUMBER     EXHIBIT TITLE
 3.01      The Company's Restated Certificate of Incorporation, as
           amended (1)

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



EXHIBIT
NUMBER     EXHIBIT TITLE
           Company (lease agreement for 140 Kifer Court, Sunnyvale,
           California) (3), and amendment thereto dated June 15, 1995 (5)

10.08 Form of Indemnification Agreement, between the Company and each of its Directors and executive officers (14)

10.09      VCEP Agreement dated July 30, 1990 between the Company and
           Advanced Micro Devices, Inc.(3)

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



EXHIBIT
NUMBER     EXHIBIT TITLE
10.23      Agreement of Termination of Employment Agreement between Pixel
           Magic, Inc. and Don Schulsinger dated June 13, 1997 (16)

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

(19) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

*    Indicates Management incentive plan.

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


                                   OAK TECHNOLOGY, INC.
                                   (Registrant)

Date:  November 16, 1998

                                   /s/ RICHARD B. BLACK
                                   ------------------------------------------
                                   Richard B.Black, President
                                   (Principal Executive Officer)