Form 10-Q
period 1998-12-31
OAK TECHNOLOGY INC
filed 1999-02-16
CIK 824225

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                      OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the Transition Period from ___________ to __________

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

                                (408) 737-0888
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---    ---

As of December 31, 1998, there were outstanding 40,711,495 shares of the Registrant's Common Stock, par value $0.001 per share.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX




PART  I - FINANCIAL INFORMATION                                                                              PAGE
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 1998
                and June 30, 1998.........................................................................     3

           Condensed Consolidated Statements of Operations for the Three Months and
                Six Months ended December 31, 1998 and 1997 ..............................................     4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                December 31, 1998 and 1997................................................................     5

           Notes to Condensed Consolidated Financial Statements ..........................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ...........................................................    13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ....................................    26

PART II - OTHER INFORMATION


Item 1.    Legal Proceedings..............................................................................    27

Item 4.    Submission of Matters to a Vote of Security Holders...........................................     31

Item 6.    Exhibits and Reports on Form 8-K...............................................................    33

SIGNATURES        ........................................................................................    37

EXHIBIT INDEX     ........................................................................................    38



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                  (unaudited)

                                    ASSETS

                                                                             December 31,           June 30,
                                                                                1998                 1998
                                                                        -----------------     -----------------
Current assets:
   Cash and cash equivalents                                            $       34,163        $       59,803
   Short-term investments                                                       61,315                57,422
   Accounts receivable, net of allowance for doubtful accounts of
     $830 and $809, respectively                                                22,299                17,605
   Inventories                                                                   2,594                 7,558
   Current portion of foundry deposits                                          17,519                 2,944
   Prepaid expenses and other current assets                                    12,041                16,323
                                                                         -------------         -------------
     Total current assets                                                      149,931               161,655
Property and equipment, net                                                     25,734                25,114
Foundry deposits                                                                 2,712                18,231
Investment in foundry venture                                                   51,234                51,216
Purchased technology                                                             9,488                 1,567
Other assets                                                                     2,237                 3,628
                                                                         -------------         -------------
     Total assets                                                       $      241,336        $      261,411
                                                                         -------------         -------------
                                                                         -------------         -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current portion of long-term debt                  $        6,104        $        2,625
   Accounts payable                                                              4,630                 6,236
   Other accrued liabilities                                                    11,538                 8,480
                                                                         -------------         -------------
     Total current liabilities                                                  22,272                17,341
Deferred income taxes                                                            2,990                 2,607
Other long-term liabilities                                                        226                   255
                                                                         -------------         -------------
     Total liabilities                                                          25,488                20,203
                                                                         -------------         -------------
Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000,000 shares authorized; none issued and outstanding as of December 31, 1998 and
       June 30, 1998                                                              --                    --
   Common stock, $0.001 par value; 60,000,000 shares authorized;
     40,711,495 and 41,147,969 shares issued and outstanding as of
     December 31, 1998 and June 30, 1998, respectively                              41                    42
   Additional paid-in capital                                                  154,977               156,464
   Retained earnings                                                            60,830                84,702
                                                                         -------------         -------------
     Total stockholders' equity                                                215,848               241,208
                                                                         -------------         -------------
     Total liabilities and stockholders' equity                          $     241,336         $     261,411
                                                                         -------------         -------------
                                                                         -------------         -------------


     See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                              December 31,                    December 31,
                                                      ------------------------------  ------------------------------
                                                          1998            1997            1998             1997
                                                      --------------  --------------  --------------   -------------
Net revenues                                          $    21,861     $    49,353     $    41,828      $   92,646
Cost of revenues                                           11,559          23,233          22,025          43,988
                                                      --------------  --------------  --------------   -------------
     Gross profit                                          10,302          26,120          19,803          48,658
Research and development expenses                          12,177          12,175          25,311          23,006
Selling, general and administrative expenses                9,794           7,836          18,187          14,147
Acquired in-process technology                               --              --             7,161            --
                                                      --------------  --------------  --------------   -------------
     Operating income (loss)                              (11,669)          6,109         (30,856)          11,505
Nonoperating income, net                                    1,536           5,586           3,487            9,718
                                                      --------------  --------------  --------------   -------------
     Income (loss) before income taxes                    (10,133)         11,695         (27,369)          21,223
Income taxes (benefit)                                       (440)          4,093          (3,497)           7,428
                                                      --------------  --------------  --------------   -------------
     Net income (loss)                                $    (9,693)    $     7,602     $   (23,872)     $    13,795
                                                      --------------  --------------  --------------   -------------
                                                      --------------  --------------  --------------   -------------
Net income (loss) per share:
     Basic                                            $     (0.24)    $      0.18     $     (0.59)     $      0.33
                                                      --------------  --------------  --------------   -------------
                                                      --------------  --------------  --------------   -------------
     Diluted                                          $     (0.24)    $      0.18     $     (0.59)     $      0.32
                                                      --------------  --------------  --------------   -------------
                                                      --------------  --------------  --------------   -------------
Shares used in computing net income (loss) per share:
     Basic                                                 40,679          41,824          40,804           41,716
                                                      --------------  --------------  --------------   -------------
                                                      --------------  --------------  --------------   -------------
     Diluted                                               40,679          42,643          40,804           42,762
                                                      --------------  --------------  --------------   -------------
                                                      --------------  --------------  --------------   -------------




     See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                        --------------------------------------------
                                                                               1998                    1997
                                                                        --------------------    --------------------
Cash flows from operating activities:
   Net income (loss)                                                    $      (23,872)         $        13,795
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
     Depreciation and amortization                                               5,682                    3,375
     Acquired in-process technology                                              7,161                      --
     Deferred income taxes                                                         383                   (2,193)
     Foundry deposits utilized                                                     944                      455
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (4,694)                  (3,119)
       Inventories                                                               4,964                      138
       Prepaid expenses and other current assets                                 4,282                   (1,199)
       Accounts payable and accrued expenses                                      (730)                  (5,188)
                                                                        --------------------    -------------------
              Net cash provided by (used in) operating activities               (5,880)                   6,064
                                                                        --------------------    -------------------
Cash flows from investing activities:
   Purchases of short-term investments                                         (30,597)                 (31,773)
   Proceeds from matured short-term investments                                 26,704                   33,790
   Additions to property and equipment, net                                     (4,297)                  (8,139)
   Acquisition of ViewPoint, Inc., net of cash acquired                         (9,467)                     --
   Acquisition of XLI Inc. common stock                                         (3,675)                     --
   Payment of certain XLI Inc. liabilities at acquisition date                  (2,094)                     --
   Investment in foundry venture                                                   --                   (11,616)
   Other assets                                                                  1,705                      --
                                                                           -----------------        ----------------
              Net cash used in investing activities                            (21,721)                 (17,738)
                                                                           -----------------        ----------------
Cash flows from financing activities:
   Issuance of debt                                                              3,525                    5,146
   Repayment of debt                                                               (75)                  (5,347)
   Issuance of common stock, net                                                   609                    1,569
   Treasury stock acquisitions                                                  (2,098)                     --
                                                                        --------------------    -------------------
              Net cash provided by (used in) financing activities                1,961                    1,368
                                                                        --------------------    -------------------
Net decrease in cash and cash equivalents                                      (25,640)                 (10,306)
Cash and cash equivalents, beginning of period                                  59,803                   87,609
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------
Cash and cash equivalents, end of period                                $       34,163          $        77,303
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------
Supplemental information:
   Cash paid (refunded) during the period:
     Interest                                                           $           28          $           175
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------
     Income taxes                                                       $       (8,033)         $        12,918
                                                                        --------------------    -------------------
                                                                        --------------------    -------------------




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

     Effective July 1, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING OF COMPREHENSIVE INCOME. SFAS No. 130 established standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net income (loss) and comprehensive income (loss) during the three and six month periods ended December 31, 1998 and 1997.

     RECENT ACCOUNTING PRONOUNCEMENTS. In June, 1997, the FASB issued SFAS No 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will provide the segment information required by SFAS No. 131 beginning with its annual financial statements for the fiscal year ended June 30, 1999.

     The FASB recently issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 from July 1, 1999. The Company does not anticipate that SFAS No. 133 will have a material impact on its financial statements.

2.   INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):


                                                   December 31,        June 30,
                                                       1998              1998
                                                 ---------------     ------------
  Purchased parts and work in process........... $           979     $      5,612
  Finished goods................................           1,615            1,946
                                                 ---------------     ------------
                                                 ---------------     ------------
                                                 $         2,594     $      7,558
                                                 ---------------     ------------
                                                 ---------------     ------------


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   FOUNDRY DEPOSITS

     In June and November 1995, the Company entered into agreements with Taiwan Semiconductor Manufacturing Company ("TSMC") and Chartered Semiconductor Manufacturing Pte. Ltd. ("Chartered") to obtain certain additional wafer capacity. The agreements call for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers. The price of such wafers will be determined in the future periods in which specific orders are actually placed. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of the deposits may be forfeited.

     As of December 31, 1998, the Company has $16.7 million of deposits with TSMC which under the agreement (as previously amended) must be utilized against calendar year 1999 wafer purchases. Should the Company not purchase sufficient wafers from TSMC during calendar 1999 (the final year of the amended agreement) to utilize the entire amount of the remaining prepayment, the unused portion of the prepayment will be forfeited.

     As of December 31, 1998, the Company has $3.5 million of deposits with Chartered. During the third quarter of fiscal year 1999, the Company negotiated a new (third) amendment effective November 6, 1998, to its foundry agreement with Chartered. The new amendment resulted in the elimination of Chartered's right to reinstate required future cash deposits of approximately $36 million which had been suspended in a previous amendment subject to certain conditions being met. The new amendment extends the period of time over which the Company may utilize the existing $3.5 million deposit by three years to December 31, 2002, but provides limitations on the maximum amounts of the deposit which can be utilized by the Company in each of the four calendar years 1999-2002. Under the newly amended agreement, should the Company fail to utilize the maximum amount of the deposit for a given calendar year, the remainder of the deposit available to be utilized for that calendar year will be forfeited to Chartered. Additionally, should the Company fail to make certain minimum amounts of wafer purchases in any given calendar year, Chartered may elect to terminate the agreement and retain any unused portion of the total deposit.

     The Company currently believes the terms and conditions of the TSMC foundry agreement, as amended, will be met and that the remaining deposits will be utilized. The Company has not yet finalized its future wafer purchasing plans from Chartered to determine what impact, if any, the recently completed amendment will have on the Company's deposit with Chartered. No assurance can be given regarding full utilization of the remaining deposits with TSMC and Chartered, since full utilization is based on the assumption that wafer purchasing volumes will increase from current levels, in part due to new product introductions.

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

     On October 3, 1997, a fire damaged the UICC facility. UICC management has publicly stated that a majority of the equipment and inventory and a significant portion of the building were completely destroyed at an estimated loss of approximately $324 million. UICC reached a $300 million insurance settlement for claims stemming from the fire and in accordance with the coinsurance clause, UICC had to pay approximately $23.5 million of damages. Despite the damage payment, UICC management has represented that UICC's financial status has remained unaffected given significant realized investment gains made during 1998. UICC has further stated that it expects to complete reinforcement of the building structure and to install fab equipment by May 1999, and to be in production by the last quarter of calendar 1999, using primarily .18 micron process technology.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   INVESTMENT IN FOUNDRY VENTURE (CONTINUED)

     Given the Company's disputes with UMC (see "Legal Proceedings"), the Company intends to sell its interest in UICC at an appropriate time, however, at present, no definitive time period can be given. In light of this intention, as well as the fire, the Company has evaluated its investment in the UICC facility to determine whether there has been an impairment and as the Company believes that estimated future cash inflows expected to be generated by the facility and/or the disposition of the investment are in excess of the carrying amount of the investment, no impairment loss has been recognized as of December 31, 1998.

5.   NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table provides a reconciliation of the components of the basic and diluted earnings (loss) per share computations:


                                                                    Three Months Ended             Six Months Ended
                                                                       December 31,                  December 31,
                                                              ----------------------------  ---------------------------
                                                                     1998           1997           1998          1997
                                                              -------------  -------------  ------------- -------------
Net income (loss)...................................          $     (9,693)  $     7,602    $   (23,872)  $    13,795
                                                              -------------  -------------  ------------- -------------
                                                              -------------  -------------  ------------- -------------
Weighted average number of common
   shares outstanding...............................               40,679          41,824        40,804         41,716
                                                              -------------  -------------  ------------- -------------
Shares used in computing basic net income (loss) per share         40,679          41,824        40,804         41,716
                                                              -------------  -------------  ------------- -------------

Weighted average number of dilutive common
   Equivalent shares used in computing diluted net
     income per share:
     Options........................................                 --               733          --              925
     Warrants.......................................                 --                86          --              121
                                                              -------------  -------------  ------------- -------------
                                                              -------------  -------------  ------------- -------------
Shares used in computing diluted net income (loss) per share       40,679          42,643        40,804         42,762
                                                              -------------  -------------  ------------- -------------
                                                              -------------  -------------  ------------- -------------
Net income (loss) per share:
     Basic..........................................          $     (0.24)   $       0.18  $      (0.59)   $      0.33
                                                              -------------  -------------  ------------- -------------
                                                              -------------  -------------  ------------- -------------
     Diluted........................................          $     (0.24)   $       0.18   $     (0.59)          0.32
                                                              -------------  -------------  ------------- -------------
                                                              -------------  -------------  ------------- -------------



     Approximately 395,000 and 173,000 of stock options were excluded from the computation for the three and six months ended December 31, 1998, respectively since they were antidilutive during the loss periods.

6.   STOCKHOLDERS' EQUITY

     During the third quarter of fiscal year 1999, pursuant to a plan previously approved by the Company's Board of Directors on January 22, 1998 to repurchase up to two million shares of its common stock, the Company repurchased approximately 200,000 shares of its common stock at a cost of approximately $630,000. The Company has now repurchased all two million shares authorized.

     On November 18, 1998, the Company amended the Rights Agreement dated as of August 19, 1997 between the Company and BankBoston, N.A., as Rights Agent to eliminate all of the "Continuing Director" provisions. The "Continuing Director" provisions in the Rights Plan were those provisions that required that certain actions, including, but not limited to, the redemption and termination of the Rights Plan could only be taken by those directors who were members of the Company's Board of Directors at the time the Rights Plan was adopted and any person who subsequently became a member of the Company's Board if such person's nomination for election to the Board was recommended or approved by a majority of the Continuing Directors then on the Company's Board.

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6.   STOCKHOLDERS' EQUITY (CONTINUED)

     This Amendment to the Rights Plan was made in response to the Delaware Court of Chancery's recent decision in Carmody v. Toll Brothers, Inc., which in the view of the Company's Board of Directors, based on advice of counsel, cast doubt on the legality under Delaware law of "Continuing Director" provisions.

     On August 12, 1998, the Company repriced 2,638,750 stock options to employees and certain officers under its 1994 Stock Option Plan to $3.25, the fair market value as of that date. The repriced shares were treated as cancelled and regranted and they did not retain their original vesting terms; but rather, restarted vesting over 50 months.

7.   ACQUISITIONS

     On July 2, 1998, the Company acquired ViewPoint Technology, Inc. (ViewPoint), a privately held company that was developing solutions for the CD-RW drive market. ViewPoint had developed a controller that supports high encoding speeds for CD-RW drives and this component is expected to complement the Company's expertise in the block decoder area and be utilized in the Company's next generation CD-RW drives. The Company paid approximately $10.1 million for all the outstanding shares of ViewPoint. The transaction was accounted for under the purchase method of accounting, and ViewPoint's development programs were integrated into the Company's overall development programs from the date of acquisition. Of the $10,130,000 purchase price, $0.9 million was allocated to cash, fixed assets, and other tangible assets; $4.4 million was allocated to purchased technology and other intangible assets; and $4.8 million was allocated to in-process research and development programs and, accordingly, was charged to operations in the quarter ended September 30, 1998.

     On August 11, 1998 the Company acquired Xerographic Laser Images Corporation (XLI), a provider of print quality enhancement technology for the digital office equipment market. XLI will operate as a division of the Company's wholly owned subsidiary, Pixel Magic, and will serve to leverage Pixel's position in the digital office equipment market by broadening its expertise in resolution enhancement technology. The Company paid $3,675,000 million to the XLI shareholders on the effective date of the merger, and at that date, the shareholders had the right to receive additional payments of up to $11,365,000 million subject to the achievement of certain milestones by XLI over a three-year period ending December 31, 2000. Pursuant to a post-closing audit and related post-closing adjustment set forth in the acquisition agreement, it was determined that XLI had a net deficit (for purposes of calculating a contingent cash adjustment, as defined in the acquisition agreement) of $1,937,673 at the acquisition date which resulted in a contingent cash adjustment of $1,112,673, thereby reducing the contingent payment amount to $10,252,327. The transaction was also accounted for under the purchase method of accounting, and XLI's operations have been included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price for XLI was allocated as follows (in thousands):

          Net liabilities assumed                                   $(3,090)
          In-process research and development                         2,376
          Purchased technology and other intangible assets            4,389
                                                                    -------
                                                                    $ 3,675
                                                                    -------
                                                                    -------

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

                        OAK TECHNOLOGY INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

8.   CONTINGENCIES

     The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court Judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court Judge sustained the Oak defendants' demurrer to plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code
Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California
Civil code Sections 1709/1710 claims, however plaintiffs elected not to amend this claim. Accordingly, the only remaining claims in state court action, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers and securities analysts. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. Discovery has commenced in this action. Defendants and certain third parties have produced documents and a small number of depositions have been taken.

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

     Additionally, various of the Company's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION, Master file No. CV758510. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of the Company, has been stayed pending resolution of the class actions.

     In all of the state and putative federal class actions, the plaintiffs are seeking monetary damages and equitable relief. In the derivative action, the plaintiffs are also seeking an accounting for the defendants' sales of Company stock and the payment of monetary damages to the Company.

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

     In connection with the above described legal proceedings, the Company has incurred and expects to continue to incur legal and other expenses.

                        OAK TECHNOLOGY INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

8.   CONTINGENCIES (CONTINUED)

     The Company and its current Directors are also parties to six putative class actions filed on behalf of all Oak Technology, Inc. shareholders (other than defendants) in the Court of Chancery of the State of Delaware in and for New Castle County concerning a proposal by a management-led investor group known as "Gold Acquisition Group" to acquire all of the outstanding shares of the Company for a price of $4.50 per share. Plaintiffs have requested consolidation of the actions under the caption IN RE OAK TECHNOLOGY, INC. SHAREHOLDERS LITIGATION, C.A. No. 16789 ("Delaware Shareholders Litigation"). The other civil action numbers are 16792, 16793, 16794, 16818, and 16831. Plaintiffs allege that the offer is inadequate and that the defendants breached their fiduciary duties of loyalty and entire fairness. On December 14, 1998, a Special Committee of the Board of Directors that had been formed to evaluate the proposal announced that it would not recommend the proposal to the Company's full Board of Directors. In addition, on December 21, 1998, Gold Acquisition Group announced that its proposal had expired and to date, it has not been renewed. Based on its investigation to date, the Company believes the suits to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

     The Company and its current Directors are also parties to a putative class action filed on behalf of all Oak Technology, Inc. shareholders (other than defendants) in Santa Clara County Superior Court, designated KRIM V. OAK TECHNOLOGY, INC., et al., Case No. 778281. The allegations of Plaintiffs in this action are nearly identical to the Delaware Shareholders Litigation. This action has been stayed by agreement of the parties as a result of the Special Committee's announcement that it would not recommend to the Company's full Board of Directors the proposal made by Gold Acquisition Group to acquire all of the outstanding shares of the Company for a price of $4.50 per share as well as the subsequent announcement of the expiration of the proposal by Gold Acquisition Group. Based on its investigation to date, the Company believes the suit to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

     In September, 1998, the Company and certain of its current Directors became parties to a putative class action lawsuit pending in the Court of Chancery in the State of Delaware, entitled MANNING V. OAK TECHNOLOGY, ET AL., Civil Action No. 16656NC. This action alleges violations of the Delaware General Corporation Law and breaches of fiduciary duty and is brought on behalf of all owners of Oak Technology common stock at any time between August 19, 1997 and the date of class certification. Plaintiffs' claims are based upon the Board of Directors' adoption on or about August 19, 1997 of a Stockholder Rights Plan that included a provision that limited the redemption or modification of the Plan to its Continuing Directors or their designated successors. Plaintiffs allege that the Stockholder Rights Plan with the Continuing Directors provision disenfranchises public stockholders by forcing them to vote for incumbent directors who enjoy full voting rights; that it restricts the ability of future directors to exercise their full statutory prerogatives; and that the particular provision at issue is an unreasonable and disproportionate response to any threatened takeover. Plaintiffs are seeking an injunction and a declaratory judgment that the Stockholder Rights Plan is invalid and unenforceable and monetary damages for the alleged violations of fiduciary duty. On November 18, 1998, in light of the change in the law due to the decision in CARMODY V. TOLL BROS., the Company's Board of Directors voted to amend the Shareholders Rights Plan to eliminate the Continuing Directors provision. On December 11, 1998, plaintiffs amended their complaint to include a cause of action which asserted that the directors elected after the adoption of the Company's Shareholder Rights Plan were not validly elected and another cause of action for breach of fiduciary duty related to the proposal by the Gold Acquisition Group to acquire all of the outstanding stock of the Company for $4.50 per share (also the subject of the DELAWARE SHAREHOLDERS LITIGATION and the KRIM litigation described above). A tentative settlement has been reached with the plaintiffs. The settlement should not have a material effect on the Company's Consolidated Financial Statements. To date, no provision for any loss has been made in the Company's Consolidated Financial Statements.

                        OAK TECHNOLOGY INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


8.   CONTINGENCIES (CONTINUED)

     In connection with the above-described legal proceedings, the Company expects to incur legal and other expenses.

     The Company is party to various other legal proceedings, including a number of patent-related matters. In the opinion of management, including internal counsel, these other legal proceedings will not have a material adverse effect on the Company's consolidated financial position or overall results of operations. In connection with these matters, however, the Company has incurred, and expects to continue to incur, substantial legal and other expenses.

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

         During the third quarter of fiscal 1998, the Company restructured its operations along three market-focused groups: Optical Storage Group, Consumer Group, and the Digital Office Equipment Group (Pixel Magic), at the same time discontinuing its product development and marketing efforts in its PC audio and 3D graphics businesses. Since then, the Company has completed three acquisitions (ODEUM Microsystems, Viewpoint Technology, Inc., and Xerographic Laser Images Corporation), and made a joint venture investment (Omni Peripherals Pte, Ltd.), all aimed at expanding the potential product offerings for these three target markets. The ViewPoint and XLI acquisitions were completed during the first quarter of fiscal year 1999 ended September 30, 1998.

         As repositioned, the Company provides high-performance, integrated semiconductors to original equipment manufacturers (OEMs) worldwide who serve the optical storage, consumer electronics and digital office equipment markets. The Company's products, consisting primarily of integrated circuits and supporting software and firmware, enable its OEM customers to deliver cost-effective, powerful systems to the end-user for storage, home entertainment and imaging applications. A leading merchant supplier of controllers for CD-ROM and CD-RW drives, the Company's product offerings for its three target market segments have expanded to include controllers for DVD drives; MPEG-2 audio/video decoders for VideoCD
(VCD) and DVD players; integrated circuits for digital broadcast systems such as cable, satellite and terrestrial set-top boxes; and multitasking imaging and compression processors for the emerging class of digital office equipment. The Company's mission is to continue to seek opportunities for value-added silicon in these emerging market segments where it can leverage its core competencies to offer powerful, cost-effective and complete solutions to its OEM partners.

         In its press release regarding the results of operations for the second quarter of fiscal year 1999, the Company announced that it expects to record net losses for the third and fourth quarters of fiscal year 1999 as the Company transitions to its next generation products for the optical storage market and its first generation products for the digital broadcast market. For fiscal year 1999, the Company expects that a majority of its revenue will continue to be generated by its CD-ROM and older generation CD-RW controller product lines. The CD-ROM controller market is a mature market in which the Company is experiencing declining revenues as a result of severe pricing and competitive pressures (see Results of Operations).

RESULTS OF OPERATIONS

     NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from sales of its CD-ROM and CD-RW controller products which comprised 67% and 69% of the Company's net revenues in the three month and six month periods, respectively, ended December 31, 1998. Net revenues decreased 56% to $21.9 million in the three months ended December 31, 1998 from $49.4 million in the comparable period of fiscal 1998. For the six month period ended December 31, 1998, net revenues decreased 55% to $41.8 million from $92.6 million in the comparable period of fiscal 1998. For both the three and six-month periods, approximately two-thirds of the revenue decrease was attributable to a decrease in unit sales of CD-ROM controllers from the comparable periods of fiscal 1998, with the remainder of the decrease due to a decline in the average selling price ("ASP") of the CD-ROM controllers. The decrease in unit sales is primarily the result of a loss of market share in Taiwan, the maturation of the CD-ROM market, and development delays in the Company's next-generation CD-ROM product, and to a lesser extent, economic downturns in the Asian markets to which a large majority of the Company's products are sold. In the three months ended December 31, 1998 and 1997, sales to the Company's top ten customers accounted for approximately 75% and 83%, respectively, of the Company's net revenues, with similar percentages for the six-month periods of both fiscal years. International sales, principally to Japan, Taiwan, Korea, Singapore, and Belgium accounted for approximately 86% and 94% of the Company's net revenues in each of the three months ended December 31, 1998 and 1997, respectively. The comparable percentages for the six-month periods ended December 31, 1998 and 1997 were 86% and 95%, respectively.

       The Company anticipates that sales of existing CD-ROM and CD-RW controller products will continue to decline during the remainder of the current fiscal year. Revenues for at least the remaining two quarters of fiscal year 1999 will continue to be significantly less than the comparable periods of the previous fiscal year. See "Factors That May Affect Future Results" below.

         GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 47.1% in the three month period ended December 31, 1998 as compared to 52.9% during the comparable period in the prior year. The decrease in gross margin is primarily the result of a decrease in ASPs for the Company's CD-ROM controller products which was only partially offset by a decrease in the Company's unit cost for the same products. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. The Company continues to experience severe price pressure on its CD-ROM controller products and expects such price erosion to continue. The Company does not believe it can achieve cost reductions or sales of new products with higher gross margins which fully offset the expected price declines of its CD-ROM and VideoCD products and therefore, it expects gross margin percentages to decline for such products. In addition, given the extremely competitive nature of the optical storage and consumer market, the Company believes that gross margins for new products in its optical storage market and consumer market will be lower than historical levels and that, as a result, gross margins in general will decline in the future.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses of $12.2 million for the three months ended December 31, 1998 were flat with the comparable period of the previous fiscal year. For the six months ended December 31, 1998, R&D expenses were $25.3 million, compared to $23.0 million for the year-ago six-month period. The increase in the year-to-date amounts was principally the result of the hiring of additional technical personnel and associated expenses since the previous fiscal year periods, as well as increased purchased technology amortization expense related to the Odeum, ViewPoint, and XLI acquisitions made in the fourth quarter of fiscal year 1998 and first quarter of fiscal year 1999. Research and development expenses increased significantly as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to the significant decrease in the Company's net revenues in the current periods compared to the comparable periods of fiscal 1998. The Company will continue to invest substantial resources in research and development in an effort to complete the development of its new products in the Company's target markets: optical storage, consumer electronics and digital office equipment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (S,G&A) expenses increased 25% to $9.8 million in the three months ended December 31, 1998 from $7.8 million in the comparable period in the prior year. During the second quarter of fiscal year 1999, the Company incurred approximately $1.6 million of consulting fees and other expenses related to the evaluation of a buyout proposal from Gold Acquisition Group. Additionally, legal expenses related to the complaint the Company filed with the ITC on April 7, 1998 and additional litigation were higher in the current fiscal quarter compared to the year-ago second quarter. See "Legal Proceedings". For the six months ended December 31, 1998, SG&A expenses increased 29% to $18.2 million from $14.1 million in the comparable period of the prior fiscal year. In addition to the consulting fees and legal expenses discussed above, the six-month period increase was also the result of the hiring of additional management and administrative personnel since the year-ago periods, and associated expenses. S,G&A expenses increased significantly as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to a significant decrease in the Company's net revenues in the comparison periods. The Company expects to continue to incur higher S,G&A expenses as a percentage of net revenues during the remainder of fiscal 1999 as compared to comparable year-ago periods, however, the Company expects to be able to keep absolute dollar S,G&A expenses in the remaining quarters of fiscal 1999 flat or slightly less than expenses incurred in the second quarter.

         ACQUIRED IN-PROCESS TECHNOLOGY. During the first quarter of fiscal 1999, the Company acquired ViewPoint and XLI (see note 7 to the condensed consolidated financial statements). Of the combined purchase prices of the two companies, $7.2 million was allocated to in-process research and development (IPR&D) and was charged to operations ($4.8 million related to ViewPoint, $2.4 million related to XLI). Substantially all of the remainder of the purchase prices of the two companies (aside from allocations to tangible assets totaling $0.9 million) has been allocated to purchased technology and other intangible assets (totaling $8.8 million) recorded on the Company's balance sheet, and will be amortized to operations on a straight-line basis over three years.

         NONOPERATING INCOME. During the second quarter of fiscal 1999, nonoperating income decreased to $1.5 million from $5.6 million during second quarter of fiscal 1998, and decreased to $3.5 million for the six month period from $9.7 million in the year-ago six-month period. In the year-ago quarter and six-month period, the Company recorded as nonoperating income approximately $4.8 million and $7.5 million, respectively, it received related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997. (See "Legal Proceedings"). Interest income (net of expense) was lower in the three-month and six-month periods ended December 31, 1998 than in the prior year periods due to a reduced invested cash balance and lower interest rates. Partially offsetting the reductions in settlement income and interest income were translation gains recorded in the first two quarters of fiscal 1999 (related primarily to the strengthening of the Japanese Yen), compared to translation losses in the first two quarters of fiscal year 1998 when the Yen was weakening.

         INCOME TAXES. The effective tax benefit for the three months ended December 31, 1998 was 4.4%, reflecting an adjustment of the year-to-date benefit recorded to a lowered estimate of the loss carryback benefits available to the Company as a percentage of its estimated loss before taxes for the fiscal year. The overall effective tax benefit rate for the six months ended December 31, 1998 is 12.8%. No tax benefit has been assigned to the write-off of IPR&D, since it is not deductible for tax purposes. Excluding the impact of the IPR&D, the tax benefit recorded is 17.3% of the pre-tax loss, and is less than the statutory income tax rates due to limitations on loss carryback benefits available to the Company. The Company recorded a 35% effective tax rate in the first and second quarters of fiscal 1998; the effective tax rate for fiscal 1998 as a whole was subsequently reduced to 15% as a result of lower taxable income and substantial R&D credits earned by the Company, offset by a partial valuation allowance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors should be carefully considered in evaluating the Company and its business.

         QUARTERLY FLUCTUATIONS. The Company's quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside the Company's control, including but not limited to, the gain or loss of significant customers, increased competitive pressures, the timing of new product introductions by the Company or its competitors and market acceptance of new or enhanced versions of the Company's and its customers' products. Other factors include the availability of foundry capacity, fluctuations in manufacturing yields, availability and cost of raw materials, the cyclical nature of the semiconductor industry, the market for PCs and the specific markets addressed by the Company's products, seasonal customer demand, the Company's ability to diversify its product offerings, the competitiveness of the Company's customers, the timing of significant orders and order cancellations or rescheduling, and changes in pricing policies by the Company, its competitors or its suppliers, including decreases in ASPs of the Company's products. In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any adverse judgment in, the Company's ongoing shareholder legal proceedings. The Company's operating results could also be adversely affected by economic conditions generally in various geographic areas where the Company or its customers do business. These factors are difficult to forecast, and these or other factors could materially affect the Company's quarterly or annual operating results. There can be no assurance as to the level of sales or earnings that may be attained by the Company in any given period in the future.

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

         In addition, the Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity (for the next several fiscal quarters with one of the foundries and for the next several calendar years with the other foundry), while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without significant penalty. Due to the Company's relatively narrow customer base for certain devices and the short product life cycles of such products, such cancellations can leave the Company with significant inventory exposure, which could have a material adverse effect on the Company's operating results. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled, or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected.

         The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASP's and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. The Company anticipates increased competition from the captive suppliers to the optical storage market as this market transitions to DVD. The Company is currently attempting to enter several new segments of the consumer electronics market in which the Company has not previously operated. These markets are intensely competitive and the Company will have to compete with large domestic and international companies, some of whom have long standing relationships with the Company's target customers. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the rate of infrastructure development in the digital broadcast market, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the Company's customers products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. The Company's future operating results are likely to be affected by these factors as well as others.

         PRICING ISSUES. The willingness of prospective customers to design the Company's products into their products depends, to a significant extent, upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, especially in the consumer electronics market and the optical storage market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, as has been the trend for the optical storage and digital video disk segment of the consumer electronics market, the Company anticipates that ASPs on its products will decline. The Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain acceptable gross profit margins. Gross profit margins also vary reflecting the impact of changes in the general condition of the economy, capacity utilization levels in the semiconductor industry, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating results will be materially adversely affected. In addition, if the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, fails to reduce its manufacturing costs, or fails to utilize its prepaid deposits with the TSMC and Chartered foundries, the result would be a material adverse effect on the Company's business, financial condition and operating results.

         NEW PRODUCT INTRODUCTIONS. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's performance is highly dependent upon the successful development and timely introduction of its next generation CD-RW and digital video disk products as well as new products in the digital broadcast market and its first generation PC DVD product at competitive price and performance levels. The Company's financial performance is dependent upon timely and successful execution of these next generation and new products as the majority of the Company's revenue for the first half of fiscal 1999 has come from mature CD-ROM and CD-RW products, the sales of which are anticipated to further decline in the second half of fiscal 1999. In an effort to diversify its product and market base, the Company has invested substantial resources in optical storage as well as in its other core technologies, consumer electronics and digital imaging. There can be no assurance that products currently under development in these core technologies or any other new products will be successfully developed or will achieve market acceptance, thereby affecting the Company's ability to achieve diversification of its products and markets, and thereby revenue diversification. The failure of the Company to introduce these new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, improvement of existing technologies and development and implementation of new process technologies in order to continue to reduce semiconductor die size, improve device performance and manufacturing yields, adapt products and processes to technological changes and adopt emerging industry standards. In both the optical storage and consumer electronics market, particularly DVD, a variety of standards and formats are being proposed, making it difficult to develop product to market requirements, and making it even more difficult for the market to develop. The Company's success is also dependent upon securing sufficient foundry capacity for volume manufacturing of wafers and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Semiconductor design and process methodologies are subject to rapid technological change.

Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. Due to the design complexity of its products, especially with the increased levels of integration that are required, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. In particular, the Company has experienced delays in its products for the optical storage market and the digital office equipment market. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. Furthermore, there can be no assurance that the products of the Company's customers will be successfully introduced into the market. The failure of the Company's new product development efforts, the failure of the Company to achieve market acceptance of its new products and the failure of the products of the Company's customers to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

         NEED FOR ADDITIONAL CAPITAL. In order to remain competitive, the Company must continue to make investments in new facilities and capital equipment. The Company spent $4.3 million on capital additions in the first two quarters of fiscal 1999 and although it expects to spend lesser amounts in the remaining quarters of fiscal year 1999, significant amounts of capital additions could be required in subsequent years. Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, the Company has entered into and will continue to consider various possible transactions, including various "take or pay" contracts (such as those described in Foundry Deposits later in this document) that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require the Company to seek additional financing.

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

         In the fourth quarter of fiscal year 1998, the Company acquired ODEUM Microsystems, Inc. (ODEUM) and allocated approximately $1.3 million of the purchase price to in-process research and development (which was expensed) and approximately $2.2 million to purchased technology, goodwill and other intangible assets which are recorded on the Company's balance sheet. In the first quarter of fiscal year 1999, the Company acquired ViewPoint and allocated approximately $4.8 million to in-process research and development and approximately $4.4 million to purchased technology and other intangible assets. Also in the first quarter of fiscal year 1999, the Company acquired XLI and allocated approximately $2.4 million of the purchase price to in-process research and development and approximately $4.4 million to purchased technology and other intangible assets. For the ViewPoint and XLI acquisitions, the valuation of the acquired in-process research and development used by the Company in making its determination as to the amount of in-process research and development expense was supported by valuation studies prepared by an independent third-party appraiser. For the ODEUM acquisition, the acquired in-process research and development valuation was based on Oak management's best estimate based on its analysis of the progress of the ODEUM research and development in process at the acquisition date and the anticipated cash flows to be derived from the resulting products.

         In September 1998, a representative of the Securities and Exchange Commission (the "SEC") provided the American Institute of Certified Public Accountants with guidance as to the factors to be considered in the valuation of in-process research and development. Although the Company believes that the amounts of the recorded in-process research and development expense are reasonable when applying these factors, there can be no assurance that the SEC will not review the Company's valuations, which review could result in the Company making adjustments to the reported amounts of in-process research and development expense for the years ended June 30, 1998 and 1999. Any such adjustment could result in an increase in the amount of purchased technology and other intangibles recorded with respect to the acquisitions of ODEUM, ViewPoint, and XLI, which would result in higher amortization expenses, and therefore, adversely affect the Company's future operating results.

         INTELLECTUAL PROPERTY MATTERS. The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has 11 patents granted, 32 patents in preparation in the United States, 83 patents pending in the United States and three international patents granted and 19 international patents pending. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. An action is currently pending in the Federal District Court for the Northern District of California seeking to invalidate one of the Company's patents relating to it's optical storage products. Moreover, while the Company holds or has applied for patents relating to the design of its products, some of the Company's products are based in part on standards, including MPEG-1, MPEG-2, JPEG and JBIG and the Company does not hold patents or other intellectual property rights for such standards. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its foundries may, from time to time, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. In fiscal 1997 and again in fiscal 1998, the Company filed a complaint with the International Trade Commission (ITC) against certain Asian manufacturers of optical storage controller devices based on the Company's belief that such devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing such infringing CD-ROM controllers. (See "Legal Proceedings"). The Company has incurred significant legal expenses in connection with both ITC actions. Any litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, however, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or the Company is required to pay substantial damages or awards, the Company's business, financial condition and results of operations would be materially adversely affected.

         In addition, certain technology used in the Company's products is licensed from third parties, and pursuant thereto the Company is required to fulfill confidentiality obligations and in certain cases pay royalties. Some of the Company's products, particularly those targeted for the DVD (both PC and consumer) market, require certain types of copy protection software that the Company must license from third parties. Should the Company lose its rights to or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its products. The Company licenses technology from Sun Microsystems, Inc. for use in its consumer products under an agreement requiring royalty payments, and also has a number of joint development and supply arrangements, and on occasion buys products off the shelf for use with its own products. The Company's agreements with third parties, often have no specified term and may be terminated by either party in the event of breach by the other. The Company's business could be adversely affected by the loss for any reason of certain of these third-party agreements. Given the trend to include increasing levels of functionality on a chip, in the future it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that such licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter into such license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also generally enters into confidentiality agreements with its employees and consultants and confidentiality and license agreements with its customers and potential customers, and limits access to and distribution of the source and object code of its software and other proprietary information. Under some circumstances, the Company grants licenses that give its customers limited access to the source code of the Company's software which increases the likelihood of misappropriation or misuse of the Company's technology. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's technology or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or to provide an adequate remedy in the event of a breach or misappropriation by others.

         MANUFACTURING ISSUES. The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's foundry agreements with TSMC and Chartered require up-front, nonrefundable prepayments or deposits and these fixed costs could affect the Company's operating margins if the Company is unable to utilize the minimum number of wafers required under the agreements. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. While the Company believes there is adequate foundry capacity available to meet its current requirements, there can be no assurance that the Company will continue to have access to sufficient capacity to meet its needs in the future. If there is a decrease in available foundry capacity, it is likely that the lead time required to manufacture the Company's products will increase.

         Product supply and demand fluctuations common to the semiconductor industry are historically characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the additions of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in 1995 to what has been a period of excess capacity for approximately the last twelve months, although capacity currently appears to be tightening. During a period of industry overcapacity, profitability can drop sharply as factory utilization declines and high fixed costs of operating a wafer fabrication facility are spread over a lower net revenue base. Despite industry overcapacity, there can be no assurance that the Company can achieve timely, cost-effective access to such capacity when needed.

         The Company generally does not have long-term volume production contracts with its customers. Accordingly, customers generally buy the Company's products on a purchase order basis, often with short lead times. In periods of manufacturing capacity shortages, the Company may not be able to meet the customers required delivery times. Customer orders are also subject to rescheduling and cancellation which could result in the Company having excess inventory given that the Company does not enjoy such cancellation or rescheduling privileges with its foundries. In addition, whether any specific product design will result in volume production orders and, if so, the quantities included in any such orders, are factors beyond the control of the Company. Insufficient orders will result in underutilization of the Company's manufacturing facilities and the Company's prepayments and deposits with TSMC and Chartered which would adversely impact the Company's business, financial condition and operating results.

         The Company's results of operations could also be adversely affected if particular suppliers are unable to provide a sufficient and timely supply of product, whether because of raw material shortages, capacity constraints, unexpected disruptions at the plants, delays in qualifying new suppliers or other reasons, or if the Company is forced to purchase materials from higher cost suppliers or to pay expediting charges to obtain additional supply, or if the Company's test facilities are disrupted for an extended period of time. Production could also be constrained by delays if there is a need to move production from one facility to another. Such problems with supply could adversely affect the Company's business, financial condition and operating results. As the Company generally does not use multiple sources of supply for its products, the consequences of these factors occurring is magnified.

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

         DEPENDENCE ON CD-ROM CONTROLLER PRODUCTS. Sales of the Company's CD-ROM and CD-RW controller products comprised 69% and 80% of the Company's net revenues in the quarters ended December 31, 1998 and 1997, respectively. Sales of CD-ROM and CD-RW controller products are expected to continue to account for a substantial portion of the Company's total revenues for fiscal 1999. The market for CD-ROM controller products continues to mature and therefore, it is expected that sales of such products will decline and will be influenced by the traditional seasonality and volatility associated with the PC market. It is further anticipated that the proliferation of CD-RW and eventually DVD drives will impact the demand for CD-ROM controller products. Due to the backward compatibility of DVD-ROM drives, it is critical that the Company maintain its CD-ROM customer base throughout this transition to DVD-ROM. Although the Company is currently sampling its first DVD-ROM controller, there can be no assurance that this product will be accepted by the customers or that such product will be able to sustain the current level of optical storage product sales. Given certain royalty issues related to DVD, it is currently unclear whether there will be a merchant market for DVD, and if there will be, how big it will be. Furthermore, although the Company is currently a leading supplier of CD-RW controllers, due to product delays the Company expects to experience lower unit sales from its CD-RW product until it is in production with its next generation CD-RW product. As the CD-ROM market has begun to mature and transition toward the emerging CD-RW and DVD-ROM markets, there have been a number of new competitors entering the market. This increased competition combined with the pressure from the sub-$1000 PC segment for lower cost components have caused tremendous price erosion on CD-ROM controller prices. Furthermore, there is currently a trend toward integrating increased functionality on the CD-ROM and CD-RW controller, potentially making the controller more costly through increased development costs and manufacturing costs. In addition, the Company's revenues and its gross margins from its CD-ROM and CD-RW controller products will be dependent on the Company's ability to introduce such integrated products in a commercially competitive manner. To provide integrated CD-ROM, CD-RW and DVD controller products, the Company has been and will continue to be required to expand the scope of its research and development efforts to provide these new functions, which will require the hiring of engineers skilled in the respective areas and additional management coordination among the Company's engineering and marketing groups. Alternatively, the Company may find it necessary or desirable to license or acquire technology to enable the Company to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on acceptable terms to the Company. In addition, with new functions being added to the CD-ROM and CD-RW controller products, companies that historically provided chips with these functions are now entering the CD-ROM and CD-RW controller market with integrated products containing these functions as well as the controller function. Accordingly, given the above-stated factors, there can be no assurance that the Company will be able to sustain the current level of such product sales or current operating margins. In addition, there can be no assurance that the market for optical storage controller products in general, or the Company's optical storage controller products in particular, will support the Company's planned operations in the future. The Company's future revenue generation is much dependent on the successful introduction of its next generation CD-RW product and first generation PC DVD product, and there can be no assurance that the products will achieve customer acceptance. The Company has recently experienced, and continues to experience, a decrease in the overall level of sales of, and prices for, the Company's CD-ROM and older generation CD-RW controller products, due to introductions of products by competitors, a decline in demand for CD-ROM controller products, product obsolescence and delays in its integrated CD-ROM controller product which have had a material adverse effect on the Company's business, financial condition and results of operations.

         RISKS PERTAINING TO INTERNATIONAL BUSINESS. During the quarters ended December 31, 1998 and 1997, 86% and 94%, respectively, of the Company's net revenues were derived from international sales. A substantial portion of the Company's international revenues are derived from manufacturers of CD-ROM drives in Japan, Taiwan, Korean, Belgium and Singapore. Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. The Company expects that there could be hedges of anticipated transactions or investments in foreign subsidiaries in the future. The Company is also subject to the additional risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. For example, the Company has made a significant investment in foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including, but not limited to, the potential for conflict between Taiwan and the Peoples Republic of China. In addition, China is the primary market for the Company's DVD and cable and satellite products and therefore, any political or economic instability in China could reduce the demand for these products significantly. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or operating results or require the Company to modify its current business practices.

         LIMITED CUSTOMER BASE. A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In the quarters ended December 31, 1998 and 1997, sales to the Company's top ten customers accounted for approximately 75% and 83%, respectively, of the Company's net revenues. These customers were all purchasers of the Company's CD-ROM and CD-RW products. At December 31, 1998 one customer accounted for 48% of the Company's accounts receivable. Although the Company is currently attempting to diversify its products, markets, and customer base, the Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers would have a material adverse effect on the Company's business, financial condition and operating results. Philips recently announced that it will cease ordering the Company's CD-RW product as Philips has its own solution. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions. The loss of business or cancellation of orders from any key customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         COMPETITION. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASPs and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. The Company is currently attempting to enter several new markets in which the Company has not previously operated. These markets are intensely competitive and the Company will have to compete with large domestic and international companies that have long standing relationships with the Company's target customers. Specifically, the Company's ability to compete successfully in the PC DVD and digital broadcast markets will depend on its ability to develop partnerships with other companies established in the industries and to gain recognition in such markets. There can be no assurance that participation in these new markets will produce positive results for the Company. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. In addition, in the digital office equipment market, the Company's most intense competition comes from captive suppliers and the Company anticipates increased competition from the captive suppliers to the optical storage market as this market transitions to DVD. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

         DEPENDENCE ON KEY PERSONNEL. The Company's future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel. The Company is in the process of recruiting replacements for certain senior management positions as well as additional senior managers and technical personnel. Competition for these persons is intense and there can be no assurance that the Company will be able to attract and retain qualified replacements or additional senior managers and technical personnel.

         YEAR 2000 RISK FACTOR. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         The Company has begun a review of its Year 2000 readiness in three main areas: Internal systems, external vendors and products. The review will consist of the following phases: Inventory/Assessment, Conversion/Vendor Readiness, Contingency Planning, Testing and Implementation. The Inventory/Assessment phase of the project was substantially completed as of December 31, 1998, and the Company has begun the Conversion/Vendor Readiness phase. The entire Year 2000 project is expected to be complete by September, 1999.

         For internal systems, the Company will be looking at all network components, PCs, Unix workstations, business applications, CAD systems, desktop applications, operating systems, testers, telephone system, FAX, copiers, security and environmental systems. With the recent implementation of the Oracle ERP system and upgrades of PCs to Pentium CPUs and other upgrades, the Company does not anticipate any major Year 2000 related renovation work for internal systems. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruption to the Company's operations. The Company has begun requesting Year 2000 readiness and warranty statements from external product and service vendors. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company. The Company will examine how its products may be affected by Year 2000. The inability of any of the Company's products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material problems.

          All product related assessments and testing are expected to be completed by April, 1999. Updates or status on products will be available on the Company's web site (www.oaktech.com). The Company considers a product or system to be Year 2000 compliant if the date/time data is accurately processed (including, but not limited to, calculating, comparing, and sequencing) from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 along with leap year calculations. To date, the Company has not identified any non-compliant products and therefore, no material costs have been incurred with respect to remediation. The Company expects to complete a preliminary estimate of Year 2000 costs related to product compliance during the first quarter of calendar 1999. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to product related Year 2000 compliance issues. However, since the assessment process is ongoing, Year 2000 implications are not fully known, and potential liability issues are not clear. Therefore, the full potential impact of the Year 2000 on the Company is not known at this time.

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

         The Company is actively responding to all customer requests for compliance, surveys and other general information related to its Year 2000 programs. The Company will also request assurance from its key customers that they, and their products which incorporate Oak products, are Year 2000 compliant.

         As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans in a timely manner, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers and customers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test certain third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

         Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

          If the Company or the third parties with which it has relationships were to cease or not successfully complete its or their Year 2000 remediation efforts, the Company would encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at third parties with which it has relationships.

         The Company has not developed a contingency plan that addresses how it plans to handle any of the "worst-case" Year 2000 issues that may confront it but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally, through the Year 2000 project described above.

         The Company's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. As a result, the Company has no reasonable basis to conclude that the Year 2000 problem will not have a materially adverse effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of December 31, 1998 consisted of approximately $95.5 million in cash, cash equivalents and short-term investments. The Company also has approximately $13.1 million in lines of letters of credit with Taiwanese financial institutions, all of which was available at December 31, 1998. Additionally, approximately $15 million in lines of credit exist with Japanese financial institutions, of which approximately $9 million was available at December 31, 1998.

         In the six months ended December 31, 1998, operating activities used net cash of approximately $5.9 million. The Company's net loss of approximately $23.8 million was offset by receipt of income tax refunds totaling $8.0 million, and the non-cash effect of depreciation and amortization ($5.7 million) and in-process research and development writeoffs ($7.2 million). An increase in accounts receivable of $4.7 million, due to sales to Japanese customers under extended payment terms, also contributed to the use of cash. Investing activities utilized cash of approximately $21.7 million primarily due to the ViewPoint and XLI acquisitions ($15.2 million, net of cash acquired) and additions to property, plant and equipment of $4.3 million. Borrowings under the Company's line of credit in Japan increased by $3.5 million, necessitated by the accounts receivable increase at the Company's Japanese subsidiary. Additionally, the Company repurchased 658,000 shares of it common stock during the first half of fiscal year 1999, for a total of approximately $2.1 million and repurchased an additional 200,000 shares in the third quarter of fiscal 1999.

         The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. If during the next 12 to 18 month period the Company fails to increase its revenue or is unable to reduce its expenses below its revenues, then the Company is likely to be in a position where it will need to seek additional financing. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

FOUNDRY DEPOSITS AND INVESTMENT IN FOUNDRY VENTURE

         FOUNDRY DEPOSITS. The Company contracts with independent foundries to manufacture all of its semiconductor products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's primary suppliers under such arrangements during the first half of fiscal year 1999 were TSMC, Sony, and LG Semicon Co. Ltd. in Korea. The Company also uses wafer fabrication facilities at Chartered, Rohm, and NEC. The foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order. However, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, the Company has entered into and will continue to consider various possible transactions, including various "take or pay" contracts, such as those with TSMC and Chartered as described in Note 3 to the condensed consolidated financial statements that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require the Company to seek additional financing. There can be no assurance that such additional financing, if required, will be available when needed or if available, will be on satisfactory terms.

     INVESTMENT IN FOUNDRY VENTURE. As described in Note 4 to the condensed consolidated financial statements, the Company has an investment in a foundry venture in Taiwan. Given the Company's disputes with UMC (see "Legal Proceedings"), the Company intends to sell its interest in UICC at an appropriate time. However, no definitive time period can be given. In addition, there can be no assurance that a market will develop for the shares representing the Company's equity investment at any time in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. The effect of such rate changes is not expected to be material to the Company's results of operations, cash flows or financial condition. Net foreign currency gains and losses were not material for the three or six months ended December 31, 1998.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court Judge sustained the Oak defendants' demurrer to all causes of action alleged in plaintiffs' First Amended Consolidated Complaint, but allowed plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997.
 On December 3, 1997, the state court Judge sustained the Oak defendants' demurrer to plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil code Sections 1709/1710 claims, however plaintiffs elected not to amend this claim. Accordingly, the only remaining claims in state court action, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers and securities analysts. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. Discovery has commenced in this action. Defendants and certain third parties have produced documents and a small number of depositions have been taken.

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

     Additionally, various of the Company's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION, Master file No. CV758510. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of the Company, has been stayed pending resolution of the class actions.

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

     In connection with these legal proceedings, the Company has incurred and expects to continue to incur legal and other expenses.

     The Company and its current Directors are also parties to six putative class actions filed on behalf of all Oak Technology, Inc. shareholders (other than defendants) in the Court of Chancery of the State of Delaware in and for

New Castle County concerning a proposal by a management led investor group known as "Gold Acquisition Group" to acquire all of the outstanding shares of the Company for a price of $4.50 per share. Plaintiffs have requested consolidation of the actions under the caption IN RE OAK TECHNOLOGY, INC. SHAREHOLDERS LITIGATION, C.A. No. 16789 ("Delaware Shareholders Litigation").
 The other civil action numbers are 16792, 16793, 16794, 16818, and 16831. Plaintiffs allege that the offer is inadequate and that the defendants breached their fiduciary duties of loyalty and entire fairness. On December 14, 1998, a Special Committee of the Board of Directors that had been formed to evaluate the proposal announced that it would not recommend the proposal to the Company's full Board of Directors. In addition, on December 21, 1998, Gold Acquisition Group announced that its proposal had expired and to date, it has not been renewed. Based on its investigation to date, the Company believes the suits to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements

     The Company and its current Directors are also parties to a putative class action filed on behalf of all Oak Technology, Inc. shareholders (other than defendants) in Santa Clara County Superior Court, designated KRIM V. OAK TECHNOLOGY, INC., et al., Case No. 778281. The allegations of Plaintiffs in this action are nearly identical to the Delaware Shareholders Litigation. This action has been stayed by agreement of the parties as a result of the Special Committee's announcement that it would not recommend to the full Board of Directors the proposal made by Gold Acquisition Group to acquire all of the outstanding shares of the Company for a price of $4.50 per share as well as the subsequent announcement of the expiration of the proposal by Gold Acquisition Group. Based on its investigation to date, the Company believes the suit to be without merit and will defend it position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements

     In September, 1998 the Company and certain of its current Directors became parties to a putative class action lawsuit pending in the Court of Chancery in the State of Delaware, entitled MANNING V. OAK TECHNOLOGY, ET AL., Civil Action No. 16656NC. This action alleges violations of the Delaware General Corporation Law and breaches of fiduciary duty and is brought on behalf of all owners of Oak Technology common stock at any time between August 19, 1997 and the date of class certification. Plaintiffs' claims are based upon the Board of Directors' adoption on or about August 19, 1997 of a Stockholder Rights Plan that included a provision that limited the redemption or modification of the Plan to its Continuing Directors or their designated successors. Plaintiffs allege that the Stockholder Rights Plan with the Continuing Directors provision disenfranchises public stockholders by forcing them to vote for incumbent directors who enjoy full voting rights; that it restricts the ability of future directors to exercise their full statutory prerogatives; and that the particular provision at issue is an unreasonable and disproportionate response to any threatened takeover. Plaintiffs are seeking an injunction and a declaratory judgment that the Stockholder Rights Plan is invalid and unenforceable and monetary damages for the alleged violations of fiduciary duty. On November 18, 1998, in light of the change in the law due to the decision in CARMODY V. TOLL BROS., the Company's Board of Directors voted to amend the Shareholders Rights Plan to eliminate the Continuing Directors Provision. On December 11, 1998, plaintiffs amended their complaint to include a cause of action which asserted that the Company's Directors elected after the adoption of the Company's Shareholder Rights Plan were not validly elected and another cause of action for breach of fiduciary duty related to the proposal by the Gold Acquisition Group to acquire all of the outstanding stock of the Company for $4.50 per share (also the subject of the DELAWARE SHAREHOLDERS LITIGATION and the KRIM litigation described above). A tentative settlement has been reached with the plaintiffs. The settlement should not have a material effect on the Company's Consolidated Financial Statements. To date, no provision for any has been made in the Company's Consolidated Financial Statements

     In connection with the above-described legal proceedings, the Company expects to incur legal and other expenses.

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

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action, Case No. C-97-20959. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against the Company by MediaTek (described below) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay will be lifted upon final resolution of Investigation No. 337-TA-409, at which time the Company intends to pursue its action against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud.

     In a related action to the lawsuit that was commenced by the Company against UMC (described above), on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic advantage, Case No. C-97-21126. MediaTek seeks compensatory damages of not less than $10 million and punitive damages. The Company filed its answer on January 8, 1998, denying all the allegations. The Company believes the suit to be without merit and will vigorously defend its patent. On June 11, 1998, this case was consolidated for all purposes with a related case brought by the Company against UMC (described above) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay will be lifted upon final resolution of Investigation No. 337-TA-409.

     On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On
Group, Lite-On Technology Corp. and AOpen, Inc.   In its complaint, the
Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing products and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp.

and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge (ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents: Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On August 28, 1998, the ALJ entered an Initial Determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On October 7, 1998, the Commission reversed the Initial Determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under
Section 337 of the Tariff Act. On December 23, 1998, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a second time. On December 31, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On February 3, 1999, the Commission reversed the Initial Determination of the ALJ for a second time on the grounds that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act.

     Trial before the ALJ as to all respondents except UMC commenced on January 11, 1999 and concluded on January 28, 1999. The schedule and procedures for the trial before the ALJ as to respondent UMC has not yet been determined. In most cases, the ITC decides within 12 to 15 months after the filing of a complaint whether or not to issue an order excluding foreign products that allegedly infringe U.S. patents. Currently, the date set for completion of the Investigation by the Commission is June 14, 1999, with an
Initial Determination due from the ALJ by March 15, 1999.   These dates could
change depending upon the schedule and procedure for the trial as to respondent UMC. In connection with this legal proceeding, the Company has incurred and will continue to incur substantial legal and other expenses.

     If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     1.  (a)  The Company's Annual Meeting was held on November 24, 1998.

         (b) The following Directors were elected at the meeting:


                                                                        PERCENTAGE OF
                                            FOR                         VOTES RECEIVED
                                         ----------                     --------------
         Timothy Tomlinson               35,212,241                          95%
         Young K. Sohn                   36,278,428                          98%



         The following Directors remained on the Board of Directors subsequent to the meeting:

         Richard B. Black
         David D. Tsang
         Ta-Lin Hsu
         Timothy Tomlinson
         Young K. Sohn

         (c) Other matters voted on at the meeting were the following:

               To approve an amendment to the 1994 Employee Stock Option Plan to
         (i) increase the number of shares of Common Stock authorized for issuance over the term of the Option Plan by 6,000,000 shares, (ii) render non-employee directors eligible to receive option grants under the Option Plan and (iii) eliminate the restriction that the individuals who serve on the Compensation Committee may not receive option grants under the Option Plan.

         For                   12,583,787
         Against                8,128,142
         Abstain                  106,120


              To approve an amendment to the 1994 Employee Stock Purchase Plan to (i) increase the number of shares of Common Stock authorized for issuance over the term of the Purchase Plan by 1,000,000 shares, (ii) extend for an additional five years the term of the Purchase Plan and
         (iii) allow employees of the Company's affiliates to participate in the Purchase Plan.

         For                   17,415,000
         Against                3,613,171
         Abstain                  122,613



              To ratify the appointment of KPMG Peat Marwick LLP as independent accountants:

         For                   36,572,763
         Against                  206,902
         Abstain                   89,983



ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

(a) The following exhibits are filed herewith or incorporated by reference herein.

         Exhibit
         Number            Exhibit Title
         -------           -------------
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

         10.26             Amendment to Option Agreement be and between Taiwan
                           Semiconductor Manufacturing Co., Ltd., and the
                           Company (19)**

         10.27             Settlement Agreement between Winbond Electronics
                           Corporation and the Company (19)**

         10.28             Amendment Agreement (No.3) to Deposit Agreement Dated
                           November 8, 1995 between Chartered Semiconductor
                           Manufacturing Ltd. and Oak Technology Inc.

         27.01             Financial Data Schedule



---------------------------
(1) Incorporated herein by reference to exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

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

(19) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
---------------------------
*        Indicates Management incentive plan.
** Confidential treatment granted and/or requested as to portions of the exhibit.

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K on November 18, 1998, making an item 5 disclosure that it had amended its Rights Agreement, dated August 19, 1997, to eliminate those provisions that require that certain actions may only be taken by "Continuing Directors".

         The Company filed a Report on Form 8-K on December 14, 1998, making an item 5 disclosure that it had announced in a press release that the special committee appointed by the Company's Board of Directors will not recommend to the full Board of Directors the proposal by Gold Acquisition Group to acquire all of the outstanding shares of the Company for a price of $4.50 per share regarding a buyout of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   OAK TECHNOLOGY, INC.
                                   (Registrant)






Date:  February 16, 1999
                                   /s/ ROBERT O. HERSH
                                   -------------------
                                   Robert O. Hersh, Vice-President Finance
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number     Exhibit Title
------     -------------
10.28      Amendment Agreement (No.3) to Deposit Agreement Dated November 8,
           1995 between Chartered Semiconductor Manufacturing Ltd. and Oak
           Technology Inc.

27.01      Financial Data Schedule
