Form 10-Q
period 1999-03-31
OAK TECHNOLOGY INC
filed 1999-05-17
CIK 824225

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


As of March 31, 1999, there were outstanding 40,874,921 shares of the Registrant's Common Stock, par value $0.001 per share.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX



PART  I - FINANCIAL INFORMATION                                            PAGE
-------------------------------                                            ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 1999
              and June 30,1998...........................................     3

           Condensed Consolidated Statements of Operations for the Three
              Months and Nine Months ended March 31, 1999 and 1998.......     4

           Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended March 31, 1999 and 1998.......................     5

           Notes to Condensed Consolidated Financial Statements..........     6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....    27

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings.............................................    28

Item 2.    Changes in Securities.........................................    31

Item 6.    Exhibits and Reports on Form 8-K..............................    32

SIGNATURES        .......................................................    36

EXHIBIT INDEX     .......................................................    37


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                     ASSETS

                                                                           March 31,            June 30,
                                                                             1999                 1998
                                                                        --------------        --------------
Current assets:
   Cash and cash equivalents                                            $       25,577        $       59,803
   Short-term investments                                                       61,858                57,422
   Accounts receivable, net of allowance for doubtful accounts of
     $824 and $809, respectively                                                14,429                17,605
   Inventories                                                                   1,700                 7,558
   Investment in foundry venture                                                51,234                    --
   Current portion of foundry deposits                                           8,360                 2,944
   Prepaid expenses and other current assets                                    14,409                16,323
                                                                        --------------        --------------

     Total current assets                                                      177,567               161,655
Property and equipment, net                                                     24,151                25,114
Foundry deposits                                                                11,872                18,231
Investment in foundry venture                                                       --                51,216
Purchased technology                                                             8,528                 1,567
Other assets                                                                     4,136                 3,628
                                                                        --------------        --------------
     Total assets                                                       $      226,254        $      261,411
                                                                        ==============        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current portion of long-term debt                  $        2,190        $        2,625
   Accounts payable                                                              5,314                 6,236
   Other accrued liabilities                                                    10,684                 8,480
                                                                        --------------        --------------
     Total current liabilities                                                  18,188                17,341
Deferred income taxes                                                            2,990                 2,607
Other long-term liabilities                                                        368                   255
                                                                        --------------        --------------
     Total liabilities                                                          21,546                20,203
                                                                        --------------        --------------
Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000,000 shares authorized;
      None issued and outstanding as of March 31, 1999 and
       June 30, 1998                                                                 -                     -
   Common stock, $0.001 par value; 60,000,000 shares authorized;
     40,874,921 and 41,147,969 shares issued and outstanding as of
     March  31, 1999 and June 30, 1998, respectively                                41                    42
   Additional paid-in capital                                                  154,881               156,464
   Retained earnings                                                            49,786                84,702
                                                                        --------------        --------------
     Total stockholders' equity                                                204,708               241,208
                                                                        --------------        --------------
     Total liabilities and stockholders' equity                         $      226,254        $      261,411
                                                                        ==============        ==============


     See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended               Nine Months Ended
                                                                March 31,                       March 31,
                                                      ---------------------------     ---------------------------
                                                          1999            1998            1999             1998
                                                      -----------     -----------     -----------      ----------
Net revenues                                          $    15,965     $    35,550     $    57,793      $  128,196
Cost of revenues                                            8,590          21,145          30,615          65,133
                                                      -----------     -----------     -----------      ----------
     Gross profit                                           7,375          14,405          27,178          63,063

Research and development expenses                          12,536          12,394          37,847          35,400
Selling, general and administrative expenses                8,630           8,823          26,817          22,970
Restructuring charges                                          --           1,766              --           1,766
Acquired in-process technology                                 --              --           7,161              --
                                                      -----------     -----------     -----------      ----------
     Operating income (loss)                              (13,791)         (8,578)        (44,647)          2,927

Nonoperating income, net                                      839           2,342           4,326          12,060
                                                      -----------     -----------     -----------      ----------
     Income (loss) before income taxes                    (12,952)         (6,236)        (40,321)         14,987

Income taxes (benefit)                                     (1,907)         (3,332)         (5,404)          4,196
                                                      -----------     -----------     -----------      ----------
     Net income (loss)                                $   (11,045)    $    (3,004)    $   (34,917)     $   10,791
                                                      ===========     ===========     ===========      ==========

Net income (loss) per share:
     Basic                                            $     (0.27)    $     (0.07)    $     (0.86)     $     0.26
                                                      ===========     ===========     ===========      ==========
     Diluted                                          $     (0.27)    $     (0.07)    $     (0.86)     $     0.25
                                                      ===========     ===========     ===========      ==========

Shares used in computing net income (loss) per share:
     Basic                                                 40,768          42,000          40,791          41,809
                                                      ===========     ===========     ===========      ==========
     Diluted                                               40,768          42,000          40,791          42,644
                                                      ===========     ===========     ===========      ==========


     See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                        ---------------------------------------
                                                                              1999                    1998
                                                                        ---------------         ---------------
Cash flows from operating activities:
   Net income (loss)                                                    $       (34,917)        $        10,791
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                8,693                   5,309
     Acquired in-process technology                                               7,161                      --
     Inventory-related adjustments                                                   --                   3,630
     Restructuring charges                                                           --                   1,766
     Deferred income taxes                                                          383                  (2,193)
     Foundry deposits utilized                                                      943                   5,831
     Changes in operating assets and liabilities:
       Accounts receivable                                                        3,176                   4,248
       Inventories                                                                5,858                    (445)
       Prepaid expenses and other current assets                                  1,914                  (1,418)
       Accounts payable and accrued expenses                                       (878)                (21,127)
                                                                        ---------------         ---------------
         Net cash provided by (used in) operating activities                     (7,667)                  6,392
                                                                        ---------------         ---------------
Cash flows from investing activities:
     Purchases of short-term investments                                        (47,642)                (57,235)
     Proceeds from matured short-term investments                                43,206                  57,141
     Additions to property and equipment, net                                    (4,787)                 (9,450)
     Acquisition of ViewPoint, Inc., net of cash acquired                        (9,467)                     --
     Acquisition of XLI Inc. common stock                                        (3,675)                     --
     Payment of certain XLI Inc. liabilities at acquisition date                 (2,094)                     --
     Investment in foundry venture                                                   --                 (11,616)
     Other assets                                                                  (194)                    (97)
                                                                        ---------------         ---------------
         Net cash used in investing activities                                  (24,653)                (21,257)
                                                                        ---------------         ---------------
Cash flows from financing activities:
      Issuance of debt                                                            3,675                  12,497
      Repayment of debt                                                          (3,997)                (14,442)
      Issuance of common stock, net                                               1,136                   2,496
      Treasury stock acquisitions                                                (2,720)                 (1,787)
                                                                        ---------------         ---------------
         Net cash provided by (used in) financing activities                     (1,906)                 (1,236)
                                                                        ---------------         ---------------
Net decrease in cash and cash equivalents                                       (34,226)                (16,101)
Cash and cash equivalents, beginning of period                                   59,803                  87,609
                                                                        ---------------         ---------------
Cash and cash equivalents, end of period                                $        25,577         $        71,508
                                                                        ===============         ===============

Supplemental information:
   Cash paid (refunded) during the period:
     Interest                                                           $            48         $           246
                                                                        ===============         ===============
     Income taxes                                                       $        (8,033)        $        13,654
                                                                        ===============         ===============



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

     Effective July 1, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING OF COMPREHENSIVE INCOME. SFAS No. 130 established standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period (including foreign currency translation adjustments) except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net income (loss) and comprehensive income (loss) during the three and nine month periods ended March 31, 1999 and 1998.

     RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued SFAS No 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will provide the segment information required by SFAS No. 131 beginning with its annual financial statements for the fiscal year ended June 30, 1999.

     The FASB recently issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 effective July 1, 1999 onward. The Company does not anticipate that SFAS No. 133 will have a material impact on its financial statements.

2.   INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                              March 31,        June 30,
                                                1999            1998
                                            -------------   -------------
Purchased parts and work in process.......  $         741   $       5,612
Finished goods............................            959           1,946
                                            -------------   -------------
                                            $       1,700   $       7,558
                                            =============   =============


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   FOUNDRY DEPOSITS

     In June and November 1995, the Company entered into agreements with Taiwan Semiconductor Manufacturing Company ("TSMC") and Chartered Semiconductor Manufacturing Pte. Ltd. ("Chartered") to obtain certain additional wafer capacity. The TSMC Agreement was amended in October 1996 and March 1998, and the Chartered Agreement was amended in September 1996, April 1997, September 1997 and again during the third quarter of fiscal year 1999. The agreements call for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers. The price of such wafers will be determined in the future periods in which specific orders are actually placed. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of the deposits may be forfeited.

     As of March 31, 1999, the Company has $16.7 million of deposits with TSMC which under the agreement (as previously amended) must be utilized against calendar year 1999 wafer purchases. Should the Company not purchase sufficient wafers from TSMC during calendar year 1999 (the final year of the amended agreement) to utilize the entire amount of the remaining prepayment, the unused portion of the prepayment may be forfeited.

     As of March 31, 1999, the Company has $3.5 million of deposits with Chartered. The fourth amendment to the Company's foundry agreement with Chartered, which was negotiated during the third quarter of fiscal 1999 but made effective as of November 6, 1998, resulted in the elimination of Chartered's right to reinstate required future cash deposits of approximately $36 million which had been suspended in the first amendment subject to certain conditions being met. The new amendment extends the period of time over which the Company may utilize the existing $3.5 million deposit by three years to December 31, 2002, but provides limitations on the maximum amounts of the deposit which can be utilized by the Company in each of the four calendar years 1999-2002. Under the newly amended agreement, should the Company fail to utilize the maximum amount of the deposit for a given calendar year, the remainder of the deposit available to be utilized for that calendar year may be forfeited to Chartered. Additionally, should the Company fail to make certain minimum amounts of wafer purchases in any given calendar year, pursuant to the terms of the agreement, as amended, Chartered may elect to terminate the agreement and retain any unused portion of the total deposit.

     Based on its most recent wafer purchasing forecasts for TSMC for the remainder of calendar year 1999, the Company currently believes it is highly unlikely that it will purchase sufficient quantities of wafers from TSMC to utilize the entire amount of the remaining deposit with TSMC. As a result, the Company has entered into negotiations with TSMC to amend the agreement, which would likely include an extension of its term. Based on its discussions to date with TSMC, the Company believes it will be successful in negotiating an amendment to the agreement or other supplemental agreement which will enable the Company to utilize the remaining deposit in its entirety, and therefore, no adjustment has been made to the $16.7 million carrying value of the deposit with TSMC at March 31, 1999.

     The Company has also reviewed its foundry agreement (as amended during the third quarter of fiscal year 1999) and related wafer purchasing forecast with Chartered, and has also determined that additional amendments to the agreement will be necessary in order to ensure full utilization of the remaining deposit with Chartered. The Company has entered into negotiations with Chartered for a fifth amendment to the agreement, and based on its discussions to date with Chartered, the Company believes it will be successful in negotiating an amendment to the agreement or other supplemental agreement which will enable to Company to utilize the remaining deposit in its entirety, and therefore, no adjustment has been made to the $3.5 million carrying value of the deposit with Chartered at March 31, 1999.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   INVESTMENT IN FOUNDRY VENTURE

     In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation ("UMC") to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company paid approximately $51.2 million for approximately 9.3% of the total outstanding shares of the foundry venture, and accounted for the investment under the cost method.

     In April 1999, the Company entered into an agreement to sell all of its shares in the joint venture to UMC, at the shares' book value. Accordingly, no gain or loss will be recorded related to this transaction. The Company received the proceeds from this transaction on April 16, 1999.

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

                                                                  Three Months Ended            Nine Months Ended
                                                                       March 31,                    March 31,
                                                              --------------------------    -------------------------
                                                                  1999           1998           1999          1998
                                                              -----------    -----------    -----------   -----------
Net income (loss)...........................................  $   (11,045)   $    (3,004)   $   (34,917)  $    10,791
                                                              ===========    ===========    ===========   ===========

Weighted average number of common
   shares outstanding.......................................       40,768         42,000         40,791        41,809
                                                              -----------    -----------    -----------   -----------
Shares used in computing basic net income (loss) per share..       40,768         42,000         40,791        41,809
                                                              -----------    -----------    -----------   -----------

Weighted average number of dilutive common
   equivalent shares used in computing diluted net
     income per share:
     Options................................................           --             --             --           756
     Warrants...............................................           --             --             --            79
                                                              -----------    -----------    -----------   -----------
Shares used in computing diluted net income (loss) per share       40,768         42,000         40,791        42,644
                                                              ===========    ===========    ===========   ===========

Net income (loss) per share:
     Basic..................................................  $     (0.27)   $     (0.07)   $     (0.86)  $      0.26
                                                              ===========    ===========    ===========   ===========
     Diluted................................................  $     (0.27)   $     (0.07)   $     (0.86)  $      0.25
                                                              ===========    ===========    ===========   ===========


     Approximately 284,000 and 185,000 of stock options with exercise prices below the average market price of the common shares for the periods were excluded from the computation for the three and nine months ended March 31, 1999, respectively, since they were antidilutive during the loss periods. Approximately 320,000 of stock options were similarly excluded from the computation for the three months ended March 31, 1998. For the nine months ended March 31, 1998, approximately 1,520,000 stock options were excluded from the computation of diluted net income per share as the option price was greater than the average market price of the common shares for that period and, therefore, would be anti-dilutive under the treasury stock method.

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

     On November 18, 1998, the Company amended the Rights Agreement dated as of August 19, 1997 between the Company and BankBoston, N.A., as Rights Agent, to eliminate all of the "Continuing Director" provisions. The "Continuing Director" provisions in the Rights Plan were those provisions that required that certain actions, including, but not limited to, the redemption and termination of the Rights Plan could only be taken by those directors who were members of the Company's Board of Directors at the time the Rights Plan was adopted and any person who subsequently became a member of the Company's Board if such person's nomination for election to the Board was recommended or approved by a majority of the Continuing Directors then on the Company's Board.

     This amendment to the Rights Plan was made in response to the Delaware Court of Chancery's recent decision in CARMODY V. TOLL BROTHERS, INC., which in the view of the Company's Board of Directors, based on advice of counsel, cast doubt on the legality of "Continuing Director" provisions under Delaware law.

     On August 12, 1998, the Company re-priced 2,638,750 stock options to employees and certain officers under its 1994 Stock Option Plan to $3.25, the fair market value as of that date. The re-priced options were treated as cancelled and re-granted and vesting was restarted on a 50-month vesting schedule.

7.   ACQUISITIONS

     On July 2, 1998, the Company acquired ViewPoint Technology, Inc. ("ViewPoint"), a privately held company that was developing solutions for the CD-RW drive market. ViewPoint had developed a controller that supports high encoding speeds for CD-RW drives which component is expected to complement the Company's expertise in the block decoder area and be utilized in the Company's next generation CD-RW drives. The Company paid approximately $10.1 million for all of the outstanding shares of ViewPoint. The transaction was accounted for under the purchase method of accounting, and Viewpoint's development programs were integrated into the Company's overall development programs from the date of acquisition. Of the $10.1 million purchase price, $0.9 million was allocated to cash, fixed assets, and other tangible assets; $4.4 million was allocated to purchased technology and other intangible assets; and $4.8 million was allocated to in-process research and development programs and, accordingly, was charged to operations in the quarter ended September 30, 1998.

     On August 11, 1998 the Company acquired Xerographic Laser Images Corporation ("XLI"), a provider of print quality enhancement technology for the digital office equipment market. XLI will operate as a division of the Company's wholly owned subsidiary, Pixel Magic, and will serve to leverage Pixel Magic's position in the digital office equipment market by broadening its expertise in resolution enhancement technology. The Company paid $3,7 million to the XLI shareholders on the effective date of the merger, and at that date, the shareholders had the right to receive additional payments of up to $11.4 million subject to the achievement of certain milestones by XLI over a three-year period ending December 31, 2000. Pursuant to a post-closing audit and related post-closing adjustment set forth in the acquisition agreement, it was determined that XLI had a net deficit (for purposes of calculating a contingent cash adjustment, as defined in the acquisition agreement) of $1.9 million at the acquisition date which resulted in a contingent cash adjustment of $1.1 million, thereby reducing the contingent payment amount to $10.3 million. The transaction was also accounted for under the purchase method of accounting, and XLI's operations have been included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price for XLI was allocated as follows (in thousands):

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   ACQUISITIONS (CONTINUED)

          Net liabilities assumed                                   $  (3,090)
          In-process research and development                           2,376
          Purchased technology and other intangible assets              4,389
                                                                    ---------
                                                                    $   3,675
                                                                    =========


     The purchased technology and other intangible assets acquired from ViewPoint and XLI will be amortized over three years. The amounts of the purchase price assigned to the fair market values of in-process research and development and purchased technology represent Company management's best estimate. The Company will continue to review these estimates during the remainder of the current fiscal year, as required by Accounting Principles Board Opinion No. 16, to ensure the Company's allocation complies with appropriate financial reporting practices.

8.   CONTINGENCIES

     The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in the plaintiffs' First Amended Consolidated Complaint, but allowed the plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to the plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil code Sections 1709/1710 claims; however, the plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court action, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers and securities analysts. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. Discovery has commenced in this action. The defendants and certain third parties have produced documents and a small number of depositions have been taken.

     The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated AS IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's common stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted the plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. The defendants' Motion to Dismiss was heard on December 17, 1997. The federal court judge took the matter under submission and has not yet issued a ruling.

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

     In all of the state and putative federal class actions, the plaintiffs are seeking monetary damages and equitable relief. In the derivative action, the plaintiffs are also seeking an accounting for the defendants' sales of shares of the Company's common stock and the payment of monetary damages to the Company.

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

     In connection with the above-described legal proceedings, the Company has incurred, and expects to continue to incur legal and other expenses.

     The Company and its current Directors are also parties to six putative class actions filed on behalf of all of the Company's Stockholders (other than defendants and parties related to them) in the Court of Chancery of the State of Delaware in and for New Castle County concerning a proposal by a management led investor group known as "Gold Acquisition Group" to acquire all of the outstanding shares of the Company for a price of $4.50 per share. The plaintiffs have requested consolidation of the actions under the caption IN RE OAK TECHNOLOGY, INC. SHAREHOLDERS LITIGATION, C.A. No. 16789 ("Delaware Shareholders Litigation"). The other civil action numbers are 16792, 16793, 16794, 16818, and 16831. The plaintiffs allege that the offer is inadequate and that the defendants breached their fiduciary duties of loyalty and entire fairness. On December 14, 1998, a Special Committee of the Board of Directors that had been formed to evaluate the proposal announced that it would not recommend the proposal to the Company's full Board of Directors. In addition, on December 21, 1998, Gold Acquisition Group announced that its proposal had expired and to date, it has not been renewed. In January of 1999, David Tsang and Ta-Lin Hsu, members of Gold Acquisition Group, signed a Letter Agreement agreeing that they would not, without the prior written consent of a majority of the Board of Directors of the Company, acquire or offer to acquire any voting securities of the Company (or take additional actions concerning the voting securities of the Company as set forth in the Letter Agreement) for a period of one year from the date of the Letter Agreement. Based on its investigation to date, the Company believes the suits to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

     The Company and its current Directors are also parties to a putative class action filed on behalf of all of the Company's Stockholders (other than defendants and parties related to them) in Santa Clara County Superior Court, designated KRIM V. OAK TECHNOLOGY, INC., et al., Case No. 778281. The allegations of plaintiffs in this action are nearly identical to the Delaware Shareholders Litigation. This action was stayed by agreement of the parties as a result of the Special Committee's announcement that it would not recommend to the Company's full Board of Directors the proposal made by Gold Acquisition Group to acquire all of the outstanding shares of the Company for a price of $4.50 per share as well as the subsequent announcement of the expiration of the proposal by Gold Acquisition Group. On April 28, 1999, the plaintiffs filed a dismissal without prejudice. The Court entered an order dismissing the action on May 3, 1999.

     In September, 1998, the Company and certain of its current Directors became parties to a putative class action lawsuit pending in the Court of Chancery in the State of Delaware, entitled MANNING V. OAK TECHNOLOGY, ET AL., Civil Action No. 16656NC. This action alleges violations of the Delaware General Corporation Law and breaches of fiduciary duty and is brought on behalf of all of the Company's common stockholders at any time between August 19, 1997 and November 25, 1998. The plaintiffs' claims are based upon the Board of Directors' adoption on or about August 19, 1997 of a Stockholder Rights Plan (the "Rights Plan") that included a provision that limited the redemption or modification of the Rights Plan to its Continuing Directors or their designated successors. The plaintiffs allege that the Rights Plan with the Continuing Directors provision disenfranchises

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   CONTINGENCIES (CONTINUED)

public stockholders by forcing them to vote for incumbent directors who enjoy full voting rights; that it restricts the ability of future directors to exercise their full statutory prerogatives; and that the particular provision at issue is an unreasonable and disproportionate response to any threatened takeover. The plaintiffs are seeking an injunction and a declaratory judgment that the Rights Plan is invalid and unenforceable and monetary damages for the alleged violations of fiduciary duty. On November 18, 1998, in light of the change in the law due to the decision in CARMODY V. TOLL BROS., the Company's Board of Directors voted to amend the Rights Plan to eliminate all Continuing Directors provisions. On December 11, 1998, the plaintiffs amended their complaint to include a cause of action which asserted that the Company's Directors elected after the adoption of the Company's Rights Plan were not validly elected and another cause of action for breach of fiduciary duty related to the proposal by the Gold Acquisition Group to acquire all of the outstanding shares of stock of the Company for $4.50 per share (also the subject of the DELAWARE SHAREHOLDERS LITIGATION and the KRIM litigation described above). A settlement has been reached with the plaintiffs. The settlement should not have a material effect on the Company's Consolidated Financial Statements. To date, no provision for any loss has been made in the Company's Consolidated Financial Statements. In connection with the above-described legal proceedings, the Company has incurred, and expects to continue to incur legal and other expenses.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS ITEM 2, THOSE DESCRIBED ELSEWHERE IN THIS QUARTERLY REPORT AND THOSE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998, OTHER QUARTERLY REPORTS ON FORM 10-Q AND OTHER REPORTS FILED UNDER THE EXCHANGE ACT.

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

     During the third quarter of fiscal 1998, the Company restructured its operations along three market-focused groups: Optical Storage Group, the Consumer Group, and the Digital Office Equipment Group (Pixel Magic), and at the same time, discontinued its product development and marketing efforts in its PC audio and 3D graphics businesses. Since then, the Company has completed three acquisitions (ODEUM Microsystems, Viewpoint Technology, Inc., and Xerographic Laser Images Corporation), and made a joint venture investment (Omni Peripherals Pte, Ltd.), all aimed at expanding the potential product offerings for these three target markets. The ViewPoint and XLI acquisitions were completed during the first quarter of fiscal year 1999 ended September 30, 1998.

     As repositioned, the Company provides high-performance, integrated semiconductors to original equipment manufacturers (OEMs) worldwide that serve the optical storage, consumer electronics and digital office equipment markets. The Company's products, consisting primarily of integrated circuits, supporting software and firmware and platform solutions all designed to store, access and manipulate digital content, enabling its OEM customers to deliver cost-effective, powerful systems to the end-user for the home and enterprise. A leading merchant supplier of controllers for CD-ROM and CD-R/W drives, the Company's product offerings for its three target market segments have expanded to include controllers for DVD drives; MPEG-2 audio/video decoders for DVD players; integrated circuits for digital broadcast systems; and multitasking imaging and compression processors for the emerging class of digital office equipment. For the majority of fiscal 1999, the Company has been developing its next generation CD-RW controllers, first generation products for the terrestrial segment of the digital broadcast market, an imaging processor for the inkjet multifunction peripheral market, and its next generation MPEG-2 audio/video decoder for DVD players.

     In its press release regarding the results for the third quarter of fiscal 1999, the Company reported a net loss of $11.0 million, its fifth consecutive quarterly loss. The decrease in third quarter revenue and continued loss is primarily due to a product transition in the Company's optical storage business (which in fiscal 1998 accounted for over 80% of the Company's total revenue) as the Company moves to its next generation CD-RW controllers, which are not expected to reach mass production until the second half of fiscal 2000. Although the Company is continuing to ship its single function CD-ROM controllers, integrated CD-ROM controllers and first generation CD-RW controller, unit volumes of these products have declined and will continue to decline as these products mature.

     On February 2, 1999, the Company announced the appointment of Young K. Sohn to the office of President and Chief Executive Officer. Mr. Sohn has initiated a comprehensive review of all aspect of the Company and is in the process of building a management team whose charter will be to architect and execute a turnaround plan for the Company.

     The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including competitive pressures on selling prices, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, the Company's ability to introduce new products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors and market acceptance of product sold by both the Company and its customers.

     In addition, the Company's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past, and the terrestrial broadcast market, which is in an early stage, creating uncertainty with respect to product volume and timing. The Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in both Digital Video
Disk ("DVD") systems, CD-RW drivers, digital broadcast systems and inkjet multi-function peripherals. The Company's DVD, CD-RW, digital broadcast and digital office equipment products are subject to the new product risks described in the preceding paragraph, including in particular the Company's ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on its operating results.


RESULTS OF OPERATIONS

     NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from sales of its CD-ROM and CD-RW controller products which comprised 57% and 65% of the Company's net revenues in the three months and nine months, respectively, ended March 31, 1999. Net revenues decreased 55% to $16.0 million in the three months ended March 31, 1999 from $35.6 million in the comparable period of fiscal 1998. For the nine-month period ended March 31, 1999, net revenues decreased 55% to $57.8 million from $128.2 million in the comparable period of fiscal 1998. For both the three- and nine-month periods, approximately two-thirds of the revenue decrease was attributable to a decrease in unit sales of CD-ROM controllers from the comparable periods of fiscal 1998, with the remainder of the decrease due to a decline in the average selling price ("ASP") of the CD-ROM controllers. The decrease in unit sales is primarily the result of a loss of market share in Taiwan, the maturation of the CD-ROM market, development delays in the Company's next-generation CD-ROM controller and second generation CD-RW controller, and to a lesser extent, economic downturns in the Asian markets to which a large majority of the Company's products are sold. In the three months ended March 31, 1999 and 1998, sales to the Company's top ten customers accounted for approximately 71% and 76%, respectively, of the Company's net revenues, with similar percentages for the six-month periods of both fiscal years. International sales, principally to Japan, Taiwan, Korea, Singapore, and Belgium accounted for approximately 89% and 87% of the Company's net revenues in each of the three months ended March 31, 1999 and 1998, respectively. The comparable percentages for the nine-month periods ended March 31, 1999 and 1998 were 87% and 93%, respectively.

     The Company anticipates that sales of existing CD-ROM and CD-RW controller products will continue to decline during the remainder of the calendar year 1999 as these products mature. Revenues for at least the next two quarters of calendar year 1999 will continue to be significantly less than the comparable periods in the previous fiscal year. See "Factors That May Affect Future Results" below.

     GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 46.2% in the three month period ended March 31, 1999 as compared to 52.9% during the comparable period in the prior year. Gross margin in the three month period ended March 31, 1998 included the impact of a $3.5 million inventory-related charge to cost of revenues related to the discontinuation of the graphics and audio/communications businesses. Excluding the impact of the discontinuation of these businesses, gross margin in the three months ended March 31, 1998 would have been 50.5%. The decrease in gross margin (before the impact of the prior-year charge) is primarily the result of a decrease in ASPs for the Company's CD-ROM controller products which was only partially offset by a decrease in the Company's unit cost for the same products. The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product in the optical storage and consumer electronics market will decline significantly over the life of the product. The Company continues to experience severe price pressure on its CD-ROM controller products and expects such price erosion to continue. Given the extremely competitive nature of the optical storage and consumer electronics market, the Company believes that gross margins for new products in its optical storage market and consumer electronics market will be lower than historical levels and that, as a result, gross margins in general will decline in the future.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses of $12.5 million for the three months ended March 31, 1999 did not change significantly from the comparable period of the previous fiscal year. For the nine months ended March 31, 1999, R&D expenses were $37.8 million, compared to $35.4 million for the year-ago nine-month period. The increase in the year-to-date amounts was principally the result of the hiring of additional technical personnel and associated expenses since the previous fiscal year periods, as well as increased purchased technology amortization expense related to the Odeum, ViewPoint, and XLI acquisitions made in the fourth quarter of fiscal year 1998 and first quarter of fiscal year 1999. Research and development expenses increased significantly as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to the significant decrease in the Company's net revenues in the current periods compared to the comparable periods of fiscal 1998. The Company will continue to invest substantial resources in research and development in an effort to complete the development of its new products in the Company's target markets: optical storage, consumer electronics and digital office equipment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (S,G&A) expenses decreased slightly to $8.6 million in the three months ended March 31, 1999 from $8.8 million in the comparable period in the prior year. For the nine months ended March 31, 1999, SG&A expenses increased 17% to $26.8 million from $23.0 million in the comparable period of the prior fiscal year. During the second and third quarters of fiscal year 1999, the Company incurred approximately $1.9 million of consulting fees and other expenses related to the evaluation of a buyout proposal from Gold Acquisition Group. Additionally, legal expenses related to the complaint the Company filed with the ITC on April 7, 1998 and additional litigation were higher in the current fiscal nine month period compared to the year-ago nine month period. See "Legal Proceedings. The increase was also the result of the hiring of additional management and administrative personnel since the year-ago periods, and associated expenses. S,G&A expenses increased significantly as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to a significant decrease in the Company's net revenues in the comparison periods. The Company expects to continue to incur higher S,G&A expenses as a percentage of net revenues during the remainder of fiscal 1999 as compared to comparable year-ago periods, however, the Company expects to be able to keep absolute dollar S,G&A expenses in the fourth quarter of fiscal 1999 flat or slightly less than expenses incurred in the third quarter.

     RESTRUCTURING CHARGES. During the three months ended March 31, 1998, the Company discontinued its graphics and audio/communications businesses and incurred a charge to operations of $1.8 million related to this divestiture. The $1.8 million charge consisted of $1.0 million related to a write-off of prepaid royalties, approximately $0.6 million for severance pay and $0.2 for miscellaneous charges.

     ACQUIRED IN-PROCESS TECHNOLOGY. During the first quarter of fiscal 1999, the Company acquired ViewPoint and XLI (see note 7 to the condensed consolidated financial statements). Of the combined purchase prices of the two companies, $7.2 million was allocated to in-process research and development (IPR&D) and was charged to operations ($4.8 million related to ViewPoint, $2.4 million related to XLI). Substantially all of the remainder of the purchase price of each of the two companies (aside from allocations to tangible assets totaling $0.9 million) has been allocated to purchased technology and other intangible assets (totaling $8.8 million) recorded on the Company's balance sheet, and will be amortized to operations on a straight-line basis over three years.

     NONOPERATING INCOME. During the third quarter of fiscal 1999, nonoperating income decreased to $0.8 million from $2.3 million during third quarter of fiscal 1998, and decreased to $4.3 million for the nine month period from $12.1 million in the year-ago nine-month period. In the year-ago quarter and nine-month period, the Company recorded as nonoperating income approximately $0.7 million and $8.1 million, respectively, it received related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997. (See "Legal Proceedings"). Interest income (net of expense) was lower in the three-month and nine-month periods ended March

31, 1999 than in the prior year periods due to a reduced invested cash balance and lower interest rates. Partially offsetting the reductions in settlement income and interest income were translation gains recorded in the first nine months of fiscal 1999 (related primarily to the strengthening of the Japanese Yen), compared to approximately $2.0 million in translation losses in the first three quarters of fiscal year 1998 when the Yen was weakening.

     INCOME TAXES. The effective tax benefit for the three months ended March 31, 1999 was 14.7%. The overall effective tax benefit rate for the nine months ended March 31, 1999 is 13.4%. No tax benefit has been assigned to the write-off of IPR&D, since it is not deductible for tax purposes. Excluding the impact of the IPR&D, the tax benefit recorded is 16.3% of the pre-tax loss, and is less than the statutory income tax rates due to limitations on loss carryback benefits available to the Company. The Company recorded a 35% effective tax rate in the first and second quarters of fiscal 1998. The effective tax rate for fiscal 1998 as a whole was subsequently reduced to 15% as a result of lower taxable income and substantial R&D credits earned by the Company, offset by a partial valuation allowance.

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

     In addition, the Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity (see Footnote 3, "Foundry Deposits"), while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without significant penalty. Due to the Company's relatively narrow customer base for certain devices and the short product life cycles of such products, such cancellations can leave the Company with significant inventory exposure, which could have a material adverse effect on the Company's operating results. Such inventory exposure has occurred in the past. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled, or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected.

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


      NEW PRODUCT INTRODUCTIONS. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's performance is highly dependent upon the successful development and timely introduction of its next generation CD-RW controller, MPEG-2 decoder for the DVD player market, and an imaging processing chip for the digital office equipment market as well as new products for the digital broadcast market and its first generation PC DVD product at competitive price and performance levels. The Company's financial performance is dependent upon timely and successful execution of these next generation and new products, as the majority of the Company's revenue for the first nine months of fiscal year 1999 has come from mature CD-ROM and CD-RW products, the sales of which are anticipated to further decline. In an effort to diversify and grow its product and market base, the Company has invested substantial resources in optical storage as well as in its other core technologies, consumer electronics and digital imaging. There can be no assurance that products currently under development in these core technologies or any other new products will be successfully developed or will achieve market acceptance, thereby affecting the Company's ability to achieve diversification and expansion of its products and markets, and thereby revenue diversification and growth. The failure of the Company to introduce these new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, quality of new products, differentiation of new products from those of the Company's competitors, improvement of existing technologies and development and implementation of new process technologies in order to continue to reduce semiconductor die size, improve device performance and manufacturing yields, adapt products and processes to technological changes and adopt emerging industry standards. In both the optical storage and consumer electronics market, particularly DVD, a variety of standards and formats are being proposed, making it difficult to develop product to market requirements, and making it even more difficult for the market to develop. The Company's success is also dependent upon securing sufficient foundry capacity for volume manufacturing of wafers and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Semiconductor design and process methodologies are subject to rapid technological change. Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. Due to the design complexity of its products, especially with the increased levels of integration that are required, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. In particular, the Company has in the past experienced delays in its products for the optical storage market and the digital office equipment market. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. Furthermore, there can be no assurance that the products of the Company's customers will be successfully introduced into the market. The failure of the Company's new product development efforts, the failure of the Company to achieve market acceptance of its new products and the failure of the products of the Company's customers to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and operating results.

     NEED FOR ADDITIONAL CAPITAL. In order to remain competitive, the Company must continue to make investments in new facilities and capital equipment. The Company spent $4.8 million on capital additions in the first three quarters of fiscal 1999 and although it expects to spend lesser amounts in the remaining quarters of calendar year 1999, significant amounts of capital additions could be required in subsequent years. Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, the Company has entered into and will continue to consider various possible transactions, including various "take or pay" contracts (such as those described in Foundry Deposits later in this document) that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require the Company to seek additional financing.

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

     ACQUISITIONS. The Company has begun to pursue, and will continue to pursue, opportunities to acquire key technology to augment its technical capabilities or to achieve faster time to market as an alternative to developing such technology internally. Acquisitions involve numerous risks, including difficulties in integration of the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the coordination of sales, marketing and research and development; and the potential loss of key employees of the acquired company. In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance.

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

     In the fourth quarter of fiscal year 1998, the Company acquired ODEUM Microsystems, Inc. (ODEUM) and allocated approximately $1.3 million of the purchase price to in-process research and development (which was expensed) and approximately $2.2 million to purchased technology, goodwill and other intangible assets which are recorded on the Company's balance sheet. In the first quarter of fiscal year 1999, the Company acquired ViewPoint and allocated approximately $4.8 million to in-process research and development and approximately $4.4 million to purchased technology and other intangible assets. Also in the first quarter of fiscal year 1999, the Company acquired XLI and allocated approximately $2.4 million of the purchase price to in-process research and development and approximately $4.4 million to purchased technology and other intangible assets. For the ViewPoint and XLI acquisitions, the valuation of the acquired in-process research and development used by the Company in making its determination as to the amount of in-process research and development expense was supported by valuation studies prepared by an independent third-party appraiser. For the ODEUM acquisition, the acquired in-process research and development valuation was based on Oak management's best estimate based on their analysis of the progress of the ODEUM research and development in process at the acquisition date and the anticipated cash flows to be derived from the resulting products.

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

     INTELLECTUAL PROPERTY MATTERS. The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has 11 patents granted, 32 patents in preparation in the United States, 83 patents pending in the United States and and 19 international patents pending. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. An action is currently pending in the Federal District Court for the Northern District of California seeking to invalidate one of the Company's patents relating to it's optical storage products. Moreover, while the Company holds or has applied for patents relating to the design of its products, some of the Company's products are based in part on standards, including MPEG-1, MPEG-2, JPEG and JBIG and the Company does not hold patents or other intellectual property rights for such standards. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its foundries may, from time to time, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. In fiscal 1997 and again in fiscal 1998, the Company filed a complaint with the International Trade Commission (ITC) against certain Asian manufacturers of optical storage controller devices based on the Company's belief that such devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing such infringing CD-ROM controllers. (See "Legal Proceedings"). The Company has incurred significant legal expenses in connection with both ITC actions. Any litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or the Company is required to pay substantial damages or awards, the Company's business, financial condition and results of operations would be materially adversely affected.

     In addition, certain technology used in the Company's products is licensed from third parties, and pursuant thereto the Company is required to fulfill confidentiality obligations and in certain cases pay royalties. Some of the Company's products, particularly those targeted for the DVD (both PC and consumer) market, require certain types of copy protection software that the Company must license from third parties. Should the Company lose its rights to or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its products. The Company licenses technology from Sun Microsystems, Inc. for use in its consumer products under an agreement requiring royalty payments, and on occasion buys products off the shelf for use with its own products. In an effort to provide a complete solution to its customers, and to develop products with specifications meeting customer requirements, Oak has entered into development relationships with certain companies. In certain cases, as consideration for such development assistance and in some cases proprietary information, the Company has agreed to pay royalties to such companies and generally retains ownership of such products. The Company's agreements with third parties, often have no specified term and may be terminated by either party in the event of breach by the other. The Company's business could be adversely affected by the loss for any reason of certain of these third-party agreements. Given the trend to include increasing levels of functionality on a chip, in the future it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that such licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter into such license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     MANUFACTURING ISSUES. The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's foundry agreements with TSMC and Chartered require up-front, nonrefundable prepayments or deposits and these fixed costs could affect the Company's operating margins if the Company is unable to utilize the minimum number of wafers required under the agreements (see footnote 3, "Foundry Deposits"). The Company is currently attempting to amend its agreements with TSMC and Chartered to enable it to fully utilize the deposits on account with each of these companies. While the Company expects to finalize amended agreements with both TSMC and Chartered during the fourth quarter of fiscal 1999, no assurance can be given that the Company will ultimately be successful in negotiating amended agreements with both TSMC and Chartered. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. While the Company believes there is adequate foundry capacity available to meet its current requirements, there can be no assurance that the Company will continue to have access to sufficient capacity to meet its needs in the future. If there is a decrease in available foundry capacity, it is likely that the lead time required to manufacture the Company's products will increase.

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

      DEPENDENCE ON CD-ROM AND CD-RW CONTROLLER PRODUCTS. Sales of the Company's CD-ROM and CD-RW controller products comprised 57% and 77% of the Company's net revenues in the quarters ended March 31, 1999 and 1998, respectively. Sales of CD-ROM and CD-RW controller products are expected to continue to account for a substantial portion of the Company's total revenues for the forseeable future. The market for CD-ROM controller products continues to mature and therefore, it is expected that sales of such products will continue to decline and will continue to be influenced by the traditional seasonality and volatility associated with the PC market. The Company is no longer developing any CD-ROM controllers, but is instead focusing its development efforts on CD-RW controllers and DVD drives. It is anticipated that the proliferation of CD-RW and eventually DVD drives will further impact the demand for CD-ROM controller products. Furthermore, although the Company is currently a leading supplier of CD-RW controllers, due to product delays in its second generation CD-RW product the Company expects to experience lower unit sales from its maturing current CD-RW product until it is in production with its next generation CD-RW product. As the CD-ROM market has begun to mature and transition toward the emerging CD-RW and DVD-ROM markets, there have been a number of new competitors entering the market. This increased competition combined with the pressure from the sub-$1000 PC segment for lower cost components have caused tremendous price erosion on CD-ROM controller prices. Furthermore, there is currently a trend toward integrating increased functionality on the CD-ROM and CD-RW controller, potentially making the controller more costly through increased development costs and manufacturing costs. In addition, the Company's revenues and its gross margins from its CD-ROM and CD-RW controller products will be dependent on the Company's ability to introduce such integrated products in a commercially competitive manner. To provide integrated CD-ROM, CD-RW and DVD controller products, the Company has been and will continue to be required to expand the scope of its research and development efforts to provide these new functions, which will require the hiring of engineers skilled in the respective areas and additional management coordination among the Company's engineering and marketing groups. Alternatively, the Company may find it necessary or desirable to license or acquire technology to enable the Company to provide these functions, and there can be no assurance that any such technology will be available for license or purchase on acceptable terms to the Company. In addition, with additional functionality being added to the CD-ROM and CD-RW controller product, companies that historically provided chips with this functionality are now entering the CD-ROM and CD-RW controller market with integrated products containing this functionality as well as the controller function. Accordingly, given the above-stated factors, there can be no assurance that the Company will be able to sustain the current level of such product sales or current operating margins. In addition, there can be no assurance that the market for optical storage controller products in general, or the Company's optical storage controller products in particular, will support the Company's planned operations in the future. The Company's future revenue generation is much dependent on the successful introduction of its next generation CD-RW product and first generation PC DVD product, and there can be no assurance that the products will achieve customer acceptance. Given certain royalty issues related to DVD, it is currently unclear whether there will be a merchant market for DVD, and if there will be, how big the merchant market will be. In addition, the Company has recently experienced, and continues to experience, a decrease in the overall level of sales of, and prices for, the Company's CD-ROM and older generation CD-RW controller product due to introductions of products by competitors, a decline in demand for CD-ROM controller products, product obsolescence and delays in its integrated CD-ROM controller product and its next generation CD-RW controller product which have had a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS PERTAINING TO INTERNATIONAL BUSINESS. During the quarters ended March 31, 1999 and 1998, 89% and 87%, respectively, of the Company's net revenues were derived from international sales. A substantial portion of the Company's international revenues are derived from manufacturers of CD-ROM drives in Japan, Taiwan, Korean, Belgium and Singapore. Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. The Company expects that there could be hedges of anticipated transactions or investments in foreign subsidiaries in the future. The Company is also subject to the additional risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. For example, the Company has made a significant investment in foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including, but not limited to, the potential for conflict between Taiwan and the People's Republic of China. In addition, China is the primary market for the Company's DVD and cable and satellite products and therefore, any political or economic instability in China could significantly reduce the demand for these products. The Company is also subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. There can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or operating results or require the Company to modify its current business practices.

     LIMITED CUSTOMER BASE. A limited number of customers historically has accounted for a substantial portion of the Company's net revenues. In the quarters ended March 31, 1999 and 1998, sales to the Company's top ten customers accounted for approximately 71% and 76%, respectively, of the Company's net revenues. These customers were all purchasers of the Company's CD-ROM and CD-RW products. At March 31, 1999, one customer accounted for approximately 40% of the Company's accounts receivable. Although the Company is currently attempting to diversify its products, markets, and customer base, the Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long term purchase agreements with any of its customers. Customers generally purchase the Company's products pursuant to short-term purchase orders. The loss of, or significant reduction in purchases by, current major customers would have a material adverse effect on the Company's business, financial condition and operating results. Philips, which accounted for approximately 10% of the Company's sales in the first nine months of fiscal year 1999, recently announced that it will cease ordering the Company's CD-RW product, as Philips now has its own solution. There can be no assurances that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions. The loss of business or cancellation of orders from any key customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit ASPs and rapid product obsolescence. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. The Company is currently attempting to enter several new markets in which the Company has not previously operated. These markets are intensely competitive and the Company will have to compete with large domestic and international companies that have long standing relationships with the Company's target customers. Specifically, the Company's ability to compete successfully in the PC DVD and digital broadcast markets will depend on its ability to develop partnerships with other companies established in the industries and to gain recognition in such markets. There can be no assurance that participation in these new markets will produce positive results for the Company. Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. In addition, in the digital office equipment market, the Company's most intense competition comes from captive suppliers and the Company also anticipates increased competition from the captive suppliers to the optical storage market as this market transitions to DVD. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     DEPENDENCE ON KEY PERSONNEL. The Company's future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel. In February 1999, the Company appointed a new President and Chief Executive Officer, Young K. Sohn. The Company also appointed a new President to head its Optical Storage Group. The Company is in the process of recruiting replacements for additional senior management positions as well as technical personnel. Competition for these persons is intense and there can be no assurance that the Company will be able to attract and retain qualified replacements or additional senior managers and technical personnel.

     IMPACT OF YEAR 2000. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing incorrect reporting and disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The issue spans both information technology and non-information technology systems that use date data. In addition to the Company's own systems, the Company relies, directly and indirectly, on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and government entities, both domestic and international.

     The Company's committee for the Year 2000 issue has a year 2000 project plan consisting of the following five phases: Inventory/Assessment, Conversion/Vendor Readiness, Contingency Planning, Testing and
Implementation. The Inventory/Assessment phase of the project was completed as of March 31, 1999, and the Company has begun the Conversion/Vendor Readiness phase. The entire Year 2000 project is expected to be completed by September 1999.

     In its Inventory/Assessment phase, the Company examined well over two thousand items for Year 2000 compliance. For internal systems, the Company examined all network components, PCs, Unix workstations, business applications, CAD systems, desktop applications, operating systems, testers, telephone system, FAX, copiers, security and environmental systems. The Company purchased a Y2K tool to repair all PC BIOS and convert all Excel and Access data files. The Company will replace all non-compliant PCs and upgrade all servers and workstations by the end of the year. All network components examined have been found to be compliant with the exception of one piece of equipment which will be replaced before the end of the year. Based on the Inventory/Assessment review, the Company does not anticipate any major Year 2000-related renovation work for internal systems. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruption to the Company's operations.

     The Conversion/Vendor Compliance phase is targeted for completion by the end of May 1999. The Company has begun requesting, receiving and reviewing Year 2000 readiness and warranty statements from external product and service vendors. The Company has identified critical vendors for close follow-up including face-to-face meetings to obtain their compliance. The Company has also identified key customers and will work with them to ensure that their internal systems will not affect their businesses. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company.

     The Company's Contingency Plan will address the non-compliance of vendors/suppliers and any "worst case" Year 2000 issues that the Company may be confronted with (In the worst case, the Company or the key customers and/or suppliers on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worst case, the Company or parties on which it depends may, for an extended period of time be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.) Upon completion of the Contingency Planning phase, the Company will begin the Testing phase and perform company-wide integrated testing to ensure the Company's ability to continue business smoothly during the transition into the Year 2000.

     All product related assessments and testing are expected to be completed by May 1999. Updates or status on products will be available on the Company's web site (www.oaktech.com). The Company considers a product or system to be Year 2000 compliant if the date/time data is accurately processed (including, but not limited to, calculating, comparing, and sequencing) from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 along with leap year calculations. To date, the Company has not identified any non-compliant products and therefore, no material costs have been incurred with respect to remediation. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to product related Year 2000 compliance issues. However, since the assessment process is ongoing, Year 2000 implications are not fully known, and potential liability issues are not clear. Therefore, the full potential impact of the Year 2000 on the Company is not known at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of March 31, 1999 consisted of approximately $87.4 million in cash, cash equivalents and short-term investments. The Company also has approximately $13.1 million in lines of letters of credit with Taiwanese financial institutions, all of which was available at March 31, 1999. Additionally, approximately $15 million in lines of credit exist with Japanese financial institutions, of which approximately $12 million was available at March 31, 1999.

     In the nine months ended March 31, 1999, operating activities used net cash of approximately $7.7 million. The Company's net loss of approximately $34.9 million was offset by receipt of income tax refunds totaling $8.0 million, and the non-cash effect of depreciation and amortization ($8.7 million) and in-process research and development write-offs ($7.2 million). Decreases in accounts receivable and inventories totaling $9.0 million also helped offset the cash effect of the net loss for the period. Investing activities utilized cash of approximately $24.7 million primarily due to the ViewPoint and XLI acquisitions ($15.2 million, net of cash acquired) and additions to property, plant and equipment of $4.8 million. Borrowings under the Company's line of credit in Japan decreased by $0.4 million. Additionally, the Company repurchased 858,000 shares of its common stock during the nine months ended March 31, 1999, for a total of approximately $2.7 million.

     The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment through at least the next twelve months. The Company will record the cash proceeds ($51.2 million) from the sale of its investment in the UICC joint venture in the fourth quarter of fiscal 1999, which will substantially increase the Company's cash and investments. If, however, during the next 12 to 18 month period the Company fails to increase its revenue or is unable to reduce its expenses below its revenues, then the Company may be in a position where it will need to seek additional financing. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

FOUNDRY DEPOSITS

     The Company contracts with independent foundries to manufacture all of its semiconductor products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's primary suppliers under such arrangements during the first nine months of fiscal year 1999 were TSMC, Sony, and LG Semicon Co. Ltd. in Korea. The Company also uses wafer fabrication facilities at Chartered, Rohm, and NEC. The foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order. However, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, the Company has entered into and will continue to consider various possible transactions, including various "take or pay" contracts, such as those with TSMC and Chartered as described in Note 3 to the condensed consolidated financial statements, that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require the Company to seek additional financing. There can be no assurance that such additional financing, if required, will be available when needed or if available, will be on satisfactory terms. The Company is currently attempting to amend its agreements with TSMC and Chartered to enable it to fully utilize the deposits on account with each of these companies. While the Company expects to finalize amended agreements with both TSMC and Chartered during the fourth quarter of fiscal 1999, no assurance can be given that the Company will ultimately be successful in negotiating amended agreements with either TSMC or Chartered.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company's cash equivalents and short-term investments ("investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. The Company manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations, which mature within the next 24 months. In addition, the Company does not use investments for trading or other speculative purposes. Due to the short maturities of its investments, the carrying value approximates the fair value.

     The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. The effect of such rate changes is not expected to be material to the Company's results of operations, cash flows or financial condition. Net foreign currency gains and losses were not material for the three or nine months ended March 31, 1999.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs allege violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in the plaintiffs' First Amended Consolidated Complaint, but allowed the plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to the plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil code Sections 1709/1710 claims; however, the plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court action, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers and securities analysts. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. Discovery has commenced in this action. The defendants and certain third parties have produced documents and a small number of depositions have been taken.

     The Company and various of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's common stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted the plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. The defendants' Motion to Dismiss was heard on December 17, 1997. The federal court Judge took the matter under submission and has not yet issued a ruling.

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

     In all of the state and putative federal class actions, the plaintiffs are seeking monetary damages and equitable relief. In the derivative action, the plaintiffs are also seeking an accounting for the defendants' sales of shares of the Company's common stock and the payment of monetary damages to the Company.

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

     The Company and its current Directors are also parties to six putative class actions filed on behalf of all of the Company's Stockholders (other than defendants and parties related to them) in the Court of Chancery of the State of Delaware in and for New Castle County concerning a proposal by a management led investor group known as "Gold Acquisition Group" to acquire all of the outstanding shares of the Company for a price of $4.50 per share. The plaintiffs have requested consolidation of the actions under the caption IN RE OAK TECHNOLOGY, INC. SHAREHOLDERS LITIGATION, C.A. No. 16789 ("Delaware Shareholders Litigation"). The other civil action numbers are 16792, 16793, 16794, 16818, and 16831. The plaintiffs allege that the offer is inadequate and that the defendants breached their fiduciary duties of loyalty and entire fairness. On December 14, 1998, a Special Committee of the Board of Directors that had been formed to evaluate the proposal announced that it would not recommend the proposal to the Company's full Board of Directors. In addition, on December 21, 1998, Gold Acquisition Group announced that its proposal had expired and to date, it has not been renewed. On January 27, 1999, David Tsang and Ta-Lin Hsu, members of Gold Acquisition Group, signed a Letter Agreement agreeing that they would not, without the prior written consent of a majority of the Board of Directors of the Company, acquire or offer to acquire any voting securities of the Company (or take additional actions concerning the voting securities of the Company as set forth in the Letter Agreement) for a period of one year from the date of the Letter Agreement. Based on its investigation to date, the Company believes the suits to be without merit and will defend its position vigorously. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated
Financial Statements.

     The Company and its current Directors are also parties to a putative class action filed on behalf of all of the Company's Stockholders (other than defendants and parties related to them) in Santa Clara County Superior Court, designated KRIM V. OAK TECHNOLOGY, INC., et al., Case No. 778281. The allegations of the plaintiffs in this action are nearly identical to the Delaware Shareholders Litigation. This action was stayed by agreement of the parties as a result of the Special Committee's announcement that it would not recommend to the full Board of Directors the proposal made by Gold Acquisition Group to acquire all of the outstanding shares of the Company for a price of $4.50 per share as well as the subsequent announcement of the expiration of the proposal by Gold Acquisition Group. On April 28, 1999, the plaintiffs filed a dismissal without prejudice. The Court entered an order dismissing the action on May 3, 1999.

     In September, 1998, the Company and certain of its current Directors became parties to a putative class action lawsuit pending in the Court of Chancery in the State of Delaware, entitled MANNING V. OAK TECHNOLOGY, ET AL., Civil Action No. 16656NC. This action alleges violations of the Delaware General Corporation Law and breaches of fiduciary duty and is brought on behalf of all of the Company's common stockholders at any time between August 19, 1997 and November 25, 1998. The plaintiffs' claims are based upon the Board of Directors' adoption on or about August 19, 1997 of a Stockholder Rights Plan (the "Rights Plan") that included a provision that limited the redemption or modification of the Rights Plan to its Continuing Directors or their designated successors. The plaintiffs allege that the Rights Plan with the Continuing Directors provision disenfranchises public stockholders by forcing them to vote for incumbent directors who enjoy full voting rights; that it restricts the ability of future directors to exercise their full statutory prerogatives; and that the particular provision at issue is an unreasonable and disproportionate response to any threatened takeover. The plaintiffs are seeking an injunction and a declaratory judgment that the Rights Plan is invalid and unenforceable and monetary damages for the alleged violations of fiduciary duty. On November 18, 1998, in light of the change in the law due to the decision in CARMODY V. TOLL BROS., the Company's Board of Directors voted to amend the Rights Plan to eliminate all Continuing Directors provisions. On December 11, 1998, the plaintiffs amended their complaint to include a cause of action which asserted that the Company's Directors elected after the adoption of the Company's Rights Plan were not validly elected and another cause of action for breach of fiduciary duty related to the proposal by the Gold Acquisition Group to acquire all of the outstanding shares of stock of the Company for $4.50 per share (also the subject of the DELAWARE SHAREHOLDERS LITIGATION and the KRIM litigation described above). A settlement has been reached with the plaintiffs. The settlement should not have a material effect on the Company's Consolidated Financial Statements. To date, no provision for any loss has been made in the Company's Consolidated Financial Statements.

     In connection with the above-described legal proceedings, the Company has incurred and expects to continue to incur, legal and other expenses.

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

     On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing products and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge (ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents:
Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On August 28, 1998, the ALJ entered an Initial Determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On October 7, 1998, the Commission reversed the Initial Determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On December 23, 1998, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a second time. On December 31, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On February 3, 1999, the Commission reversed the Initial Determination of the ALJ for a second time on the grounds that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On May 10, 1999, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a third time. On May 17, 1999, the Company filed a petition with the Commission for review of the Initial Determination.

     Trial before the ALJ as to all respondents except UMC commenced on January 11, 1999 and concluded on January 28, 1999. On May 14, 1999, the ALJ entered an Initial Determination that no unfair trade practices were committed by Mediatek under Section 337 of the Tariff Act. On May 24, 1999, the Company will file a petition requesting the Commission to review the Initial Determination. The Company believes that both Initial Determinations are incorrect and the Company intends to pursue its right to seek protection from importation of UMC's and Mediatek's CD-R controllers under the trade laws of the United States. In connection with this legal proceeding, the Company has incurred and will continue to incur substantial legal and other expenses. The ITC's final decision in this case is due no later than August 13, 1999.

     If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES

     RECENT SALES OF UNREGISTERED SECURITIES

     On February 22, 1999, the Board of Directors granted an option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $3.00 per share to Young K. Sohn, the Company's new President and Chief Executive Officer. The option was granted pursuant to the Executive Stock Option Plan adopted by the Company on January 27, 1999. The option has a term of ten years from the date of grant and is immediately exercisable, subject to a right of repurchase by the Company of any unvested shares. Vesting occurs monthly over a four year term commencing on the date of Mr. Sohn's employment. However, in the event that the Company's common stock has an average closing price of at least $20 per share for a period of thirty consecutive calendar days, then one-half of the shares subject to the options which are not vested shares as of such date shall become vested shares. Subject to Mr. Sohn's continued employment with the Company, the remaining unvested shares shall vest in equal monthly increments over the period commencing on the date of such acceleration and ending on the date four years from February 29, 1999. In addition, in the event there is a change in control as defined in Mr. Sohn's employment agreement, then all shares subject to the option shall vest. Furthermore, in the event Mr. Sohn is involuntarily terminated, then pursuant to the terms of Mr. Sohn's employment agreement, a certain amount of additional shares subject to the option which are not vested shares on the date of such termination shall become vested shares. On February 26, 1999, Mr. Sohn exercised a portion of his option related to unvested shares, and received 200,000 shares of common stock.

     The option grant was made by the Board of Directors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The shares of common stock underlying the option will be registered with the Securities and Exchange Commission on a Registration Statement on S-8.

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

       4.03 The Company's Restated Certificate of Incorporation, as amended (See Exhibit 3.01)

       4.04      The Company's Restated Bylaws (See Exhibit 3.02)

       4.05      Form of Certificate of Designation of Series A Junior
                 Participating Preferred Stock of the Company dated August 18,
                 1997 (16)

       4.06      Rights Agreement between the Company and BankBoston, N.A.
                 dated August 19, 1997 (16)

       4.07 Amendment to the Rights Agreement between the Company and BankBoston, N.A. dated November 18, 1998. (21)

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

      10.27 Settlement Agreement between Winbond Electronics Corporation and the Company (19)**

      10.28      Amendment Agreement (No.3) to Deposit Agreement Dated November
                 8, 1995 between Chartered Semiconductor Manufacturing Ltd. and
                 Oak Technology Inc. (20)

      10.29      Employment Agreement between Oak Technology Inc. and Young
                 K.Sohn dated February 27, 1999

      10.30 Loan agreement between Oak Technology Inc. and Young K. Sohn dated February 27, 1999

      10.31      Oak Technology Inc. Executive Stock Option Plan

      10.32      Letter Agreement dated January , 1999 between the Special
                 Committee of the Board of Directors of Oak Technology, Inc.
                 and David T. Tsang and Ta-Lin Hsu

      27.1       Financial Data Schedule

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

(20) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(21) Incorporated herein by reference to Exhibit 1 filed with the Company's Registration Statement on Form 8-A/A on November 25, 1998.

---------------------------
*     Indicates Management incentive plan.
** Confidential treatment granted and/or requested as to portions of the exhibit.


(b)   Reports on Form 8-K

      The Company filed a Report on Form 8-K on March 3, 1999, making an item 5 disclosure that it had appointed Young K. Sohn as the Company's Chief Executive Officer and President. The Company also announced that David D. Tsang, founder of the Company, will continue to hold the office of Chairman of the Board of Directors and that Richard B. Black will serve as Vice-Chairman of the Board of Directors. The Company further announced that William L. Housley has been appointed President of the Company's Optical Storage Group.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    OAK TECHNOLOGY, INC.
                                    (Registrant)




Date:  May 17, 1999
                                   ROBERT O. HERSH
                                   ---------------
                                   Robert O. Hersh, Vice-President Finance
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
10.29      Employment Agreement between Oak Technology Inc. and Young K.
           Sohn dated February 27, 1999

10.30      Promissory Note of Young K. Sohn dated February 27, 1999

10.31      Oak Technology Inc. Executive Stock Option Plan

10.32      Letter Agreement dated January 27, 1999 between the Special
           Committee of the Board of Directors of Oak Technology, Inc. and
           David T. Tsang and Ta-Lin Hsu

27.01      Financial Data Schedule