Form 10-K
period 1999-06-30
OAK TECHNOLOGY INC
filed 1999-09-28
CIK 824225

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 1999

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
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

       Registrant's telephone number, including area code: (408) 737-0888
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS
                         -------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $148,996,000 as of August 31, 1999, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for August 31, 1999. Shares of Common Stock held by each executive officer and Director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

       41,189,586 shares of the Registrant's $.001 par value Common Stock were outstanding at August 31,1999


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

         Part III incorporates by reference from the definitive proxy statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I

ITEM 1.           BUSINESS

         EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED ARE DISCUSSED IN THE SECTION TITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. OTHER RISKS MAY ALSO BE IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


GENERAL

         The Company designs, develops and markets high performance integrated semiconductors, software and platform solutions to original equipment manufacturers ("OEMs") worldwide who serve the optical storage, consumer electronics and digital imaging equipment markets. The Company's products consist primarily of integrated circuits and supporting software and firmware all designed to store and distribute digital content, thereby enabling its OEM customers to deliver cost-effective, powerful systems to the end-user for the home and enterprise. The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's mission is to be a leading solution provider for the storage and distribution of digital content.

         During the third quarter of fiscal 1998, the Company restructured its operations along three market-focused groups: Optical Storage Group, the Consumer Group, and the Imaging Group (Pixel Magic, serving the digital imaging equipment market), and at the same time, discontinued its product development and marketing efforts in its PC audio and 3D graphics businesses.

         On July 2, 1998, the Company acquired ViewPoint Technology, Inc. ("ViewPoint"), a privately held company that was developing solutions for the CD-RW drive market. ViewPoint had developed a controller that supports high encoding speeds for CD-RW drives, and this component is expected to complement the Company's expertise in the block decoder area and be utilized in the Company's next generation CD-RW drives. The Company paid approximately $10.1 million for all the outstanding shares of ViewPoint. The transaction was accounted for under the purchase method of accounting, and ViewPoint's development programs were integrated into the Company's overall development programs from the date of acquisition.

         On August 11, 1998, the Company acquired Xerographic Laser Images Corporation ("XLI"), a provider of print quality enhancement technology for the digital imaging equipment market. XLI operates as a division of the Company's wholly owned subsidiary, Pixel Magic, and serves to leverage Pixel's position in the digital imaging equipment market by broadening its expertise in resolution enhancement technology. The Company paid $3,675,000 to the XLI shareholders on the effective date of the merger, and at that date, the shareholders had the right to receive additional payments of up to $11,365,000 subject to the achievement of certain milestones by XLI over a three-year period ending December 31, 2000. Pursuant to a post-closing audit and related post-closing adjustment set forth in the acquisition agreement, it was determined that XLI had a net deficit (for purposes of calculating a contingent cash adjustment, as defined in the acquisition agreement) of $1,937,673 at the acquisition date which resulted in a contingent cash adjustment of $1,112,673, thereby reducing the contingent payment amount to $10,252,327. The transaction was also accounted for under the purchase method of accounting, and XLI's operations have been included in the Company's consolidated financial statements from the date of acquisition.

         On July 29, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among Xionics Document Technologies, Inc. ("Xionics"), Vermont Acquisition

Corporation, a wholly-owned subsidiary of the Company ("Merger Sub"), and the Company, whereunder Xionics will merger with and into Merger Sub and thus become a wholly-owned subsidiary of the Company (the "Merger"). Completion of the Merger is contingent upon Xionics' stockholders approving the Merger at a special meeting to be announced in a Joint Proxy Statement expected to be mailed to Xionics and Company stockholders during October 1999; the Company's stockholders approving the issuance of new shares of Company common stock to be exchanged for Xionics common stock; and the satisfaction of waiver of other closing conditions contained in the Merger Agreement. In the Merger, Xionics stockholders will receive $2.94 in cash and 0.8031 shares of Company Common Stock for each share of Xionics Common Stock owned.

         Along with the ODEUM Microsystems acquisition and a joint venture investment in Omni Peripherals Pte, Ltd. completed in fiscal 1998, these recent acquisitions aimed at expanding the potential product offerings for the three targeted markets.

         As a leading merchant supplier of controllers for CD-ROM and CD-R/W drives, the Company has expanded its product offerings for its three targeted market segments to include controllers for DVD drives; MPEG-2 audio/video decoders for DVD players; integrated circuits for digital broadcast systems; and multitasking imaging and compression processors for the emerging class of digital imaging equipment. The Company spent the majority of fiscal 1999 developing its next generation CD-RW controllers, an imaging processor for the inkjet multifunction peripheral market and further generations of imaging processors, compression codecs and resolution enhancement solutions, its next generation MPEG-2 audio/video decoder for DVD players and first generation products for the terrestrial segment of the digital broadcast market.

         For the twelve months ended June 30, 1999, net sales for the Company totaled $71.1 million as compared to sales of $157.1 million in the prior year. The Company reported a net loss of $50.7 million for fiscal year 1999 as compared to a net income of $5.9 million in fiscal 1998. The current loss trend began in the third quarter of fiscal 1998 and has continued for each quarter of fiscal 1999. The Company's operating losses generally have been due to the significant decline in the sales volume in its optical storage business, which historically has accounted for approximately 80% of the Company's net revenues. In fiscal 1998, the Company failed to timely and adequately develop its integrated CD-ROM controller product and second generation CD-RW product. Consequently, for fiscal 1999, the Company was dependent on mature CD-ROM products and its first generation CD-RW product for its revenue. These mature products have continued to decline in both unit sales volumes and average sales price in each successive quarter throughout fiscal 1999. Although the Company is currently sampling its next generation CD-RW product, it does not expect to be in mass production with this product until the second half of fiscal 2000.

         On February 2, 1999, the Company announced the appointment of Young K. Sohn to the office of President and Chief Executive Officer. Mr. Sohn has initiated a comprehensive review of all aspects of the Company and has put in place a new management team whose charter is to architect and execute a turnaround plan for the Company. The Company is expected to formally announce its turnaround plan in the second half of fiscal 2000.

         The Company was originally incorporated in California in 1987 and was reincorporated in Delaware in 1994. Its executive offices and principal marketing, sales and product development operations are located at 139 Kifer Court, Sunnyvale, California 94086, telephone number (408) 737-0888. In addition, the Company has facilities in Andover, Massachusetts; Taipei, Taiwan; Tokyo, Japan; Bristol, England; Munich, Germany; and Shezhen, China.


TARGET MARKETS AND PRODUCTS

         Currently, the Company's three target markets include optical storage, consumer electronics and digital imaging equipment, which correspond to the Company's Optical Storage Group, Consumer Group and Imaging Group, respectively. The Company's business strategy and product offerings (current and planned for fiscal 2000) for each of the target market segments are described below.

                                 OPTICAL STORAGE

BUSINESS OVERVIEW/STRATEGY

         Multimedia computer applications have driven the demand for low-cost, high-density storage mechanisms in recent years. The adoption of CD-ROM technology as the mainstream optical storage medium on the desktop was fueled in large measure by data-intensive, graphics/audio/video-rich applications that required a universal, high-density storage medium. The Company's Optical Storage Group is a leading provider of controllers to the optical storage market and has shipped more than 125 million controllers to date. More than 50% of the drives shipped to date contain controllers from the Company's Optical Storage Group. A pioneer in this field with the first IDE/AT/PI CD-ROM controller, the Company has focused its recent product development efforts on emerging segments of this industry, namely CD-RW and DVD drives. The Company's Optical Storage Group currently has solutions for CD-ROM, CD-RW and DVD drives, and its core competencies include IDE and alternative interfaces, error correction code
(ECC), DSP/servo control, disc write encoding, wobble servo, write strategy, system design, and system software and firmware. The Company's OEM customers for its optical storage products in fiscal 1999 included Philips, Yamaha and Mitsumi.

         The Company's optical storage business faced major challenges during fiscal 1999 including rapidly declining average selling prices (ASPs) and gross margins, increased competition from both Taiwan and Japan based competitors, and delays in its integrated CD-ROM controller product and next generation CD-RW product. Currently, the optical storage market is experiencing a myriad of transition as numerous types of new drive mechanisms emerge. The growth of the sub-$1000 PC and initial lack of DVD-ROM has extended the life of CD-ROM drives on the desktop and has temporarily slowed down the penetration of the DVD-ROM drives into the PC market. The DVD-ROM steep growth is expected to resume over the next year as DVD-ROM drive costs are further reduced and a wider selection of DVD-ROM titles becomes available. However, the optical storage market is currently witnessing an accelerated adoption of CD-RW drives, driven by the increased popularity of customized audio CD recordings and the widespread availability of MP3 audio titles on the Internet. Another interesting development is the recent appearance of the "Combo Drive", a CD-RW drive with DVD read capability. This drive offers a wide functionality to the end user and could become a mainstream product if the cost challenges are successfully addressed by the drive manufacturers. The DVD writable market is off to a slow start, with high prices and multiple competing standards limiting the adoption rate by PC OEMs. The DVD writable market is not expected to experience significant growth until the calendar year 2001 timeframe as the competing standards consolidate and prices become more competitive.

         The Company has prepared for these market transitions by focusing its development efforts on the CD-RW and DVD technologies, which provide the Company the opportunity to offer valuable innovation to its customers in a growing market with technological challenges. The Company's strategy in increasing its market penetration includes technology innovation, protection of intellectual property, and aggressive marketing/pricing programs including strategic alliances with drive manufacturers and technology partners.

         The CD-RW market has picked up considerable momentum as more consumers discover the advantages of this writable and removable medium. Rewritable CD drives are quickly emerging as a strong contender to CD-ROM drives and though primarily offered today in the retail after market, these optical storage devices are beginning to emerge as the preferred device on the desktop for audio CD generation, archival and data interchange applications. Increased consumer demand and the widespread adoption of CD-RW drives by the PC OEM manufacturers over the next year are expected to contribute to significant growth in the CD-RW market.

         The Company expects that functional integration will play an important role in cost reduction of the CD-RW drives, thereby fueling its mass adoption by PC OEMs. To this end, the Company has recently announced the OTI-9790, offering the most highly integrated and cost effective solution for high performance CD-RW drives. The OTI-9790 offers a three-in-one level of integration, combining on one chip the encoder/decoder functions, DSP, a full servo sub-system, as well as the write strategy and ATIP demodulator. The OTI-9790 also offers an integrated USB interface, allowing the support of both the retail after-market and the PC OEM applications. The Company provides a complete solution to its customers through the availability of a comprehensive reference design based on the OTI-9790, including the full firmware needed to build a CD-RW drive. The capability to offer a complete solution places the Company in a unique competitive position and offers a valuable time-to-market advantage to its customers. The OTI-9790 is currently sampling and is expected to be in volume production in the second half of fiscal 2000.

         The Company also has a number of ongoing developments for the DVD market, with the OTI-9820 device currently sampling. This device also follows the high integration philosophy, combining the functions of the DVD and CD-ROM decoder, DSP and a full servo sub-system on the same chip.

         The following table shows the Company's current mix of optical storage products for fiscal 2000. The Company also has several next-generation products currently in development.

                            OPTICAL STORAGE PRODUCTS
                            ------------------------

         --------------------- ----------------------------------------------------------- ---------------------------
                 NAME                                 DESCRIPTION                                    STATUS
         --------------------- ----------------------------------------------------------- ---------------------------
         OTI-9230              The Company's four-in-one IDE/ATAPI CD-ROM controller.      In production.
                               Combines four major functions of a CD-ROM drive (CD-DSP,
                               servo, block decoder, and 1Mb DRAM)
         --------------------- ----------------------------------------------------------- ---------------------------
         OTI-9790              The Company's three-in-one integrated CD-RW controller.     Sampling . Production
                               Integrates encoder/decoder, DSP, servo, write                shipments in 2HFY00
                               strategy and ATIP demodulator.
         --------------------- ----------------------------------------------------------- ---------------------------
         OTI-9820              The Company's three-in-one integrated DVD controller.       Sampling .
                               Integrates DVD/CD-ROM decoder, DSP and servo functions
         --------------------- ----------------------------------------------------------- ---------------------------

                            DIGITAL IMAGING EQUIPMENT

BUSINESS OVERVIEW/STRATEGY

         The Company's imaging group, located in Andover, MA, with its Pixel Magic brand of products is a leading provider of controllers to the digital imaging market. The Company's imaging group designs high-performance, full-featured compression codecs, imaging DSPs, resolution enhancement solutions and embedded controller board solutions for the emerging class of digital copiers, printers and multifunction peripherals. Core competencies include strong expertise in color/monochrome image processing pipelines, dot modulation and resolution enhancement technology, and high-speed compression/decompression and systems expertise. The Company offers a broad suite of products, including integrated semiconductors and embedded controller-board solutions, to major OEMs in the digital imaging equipment market to power a variety of digital imaging systems, such as digital laser copiers and printers (monochrome and color) and copycentric, faxcentric and printcentric multifunction peripherals (MFPs). The Company's OEM customers for these products during fiscal 1999 include Canon, Fujitsu, Fuji-Xerox, Hewlett-Packard, Kodak, Matsushita, Olivetti and Xerox. Pixel Magic was acquired by Oak Technology in November 1995. In August 1998, the Company completed the acquisition of Xerographic Laser Images (XLI). XLI is a supplier of leading dot modulation and resolution enhancement products to digital imaging manufacturers.

         The Company's solutions for the digital imaging include its PM-2x/3x family of JBIG/JPEG compression codecs, the PM-4x family of high-speed imaging DSPs, and XLI's family of resolution enhancement technology (RET) products. In addition, the Company combines its silicon solutions with firmware and software to deliver customized embedded controller board solutions to its customers.

         Fundamental shifts are presently occurring in the digital imaging market. These changes include distributed printing, the emergence of multifunction peripherals, the increasing use of color and higher resolution images, the emergence of the internet as a key communications vehicle and the trend towards outsourcing and widespread connectivity.

         Although historically targeting the high-end of the digital imaging market, the Company is now also targeting high-volume opportunities, such as the low- to mid-range laser and inkjet products (including color systems). One of the Company's new product initiatives for fiscal 2000 is a high-speed, low-cost imaging DSP (iDSP) for the growing inkjet MFP market. For fiscal 2000, the Company is also developing a new modular architecture for MFP designs, leveraging its iDSP and compression technology as well as dot modulation technology to create differentiated embedded controller products. The Company's strategy for its coming generations of products is to leverage this architecture to build more standardized, cost-effective system-level solutions. This strategy minimizes engineering resources typically spent on customization efforts for its OEMs, accelerates its customers' time-to-market and increases cost effectiveness.

DIGITAL IMAGING EQUIPMENT PRODUCTS

         ------------------- ------------------------------------------------------------ -----------------
              PRODUCT                                DESCRIPTION                               STATUS
         ------------------- ------------------------------------------------------------ -----------------
               PM-1V         High-speed bitonal image processor providing single-pass      In production.
                             compression or decompression of image data.
         ------------------- ------------------------------------------------------------ -----------------
               PM-2m         40 MHz bitonal JBIG codec with multitasking                   In production.
                             capability.  Provides single pass
                             compression or decompression, as well as scaling
                             and rotation of bitonal image data.
         ------------------- ------------------------------------------------------------ -----------------
               PM-22         75 MHz bitonal JBIG codec with a 32-bit I/O.  Provides        In production.
                             single pass compression or decompression, as well as
                             scaling and rotation of bi-tonal image data.
         ------------------- ------------------------------------------------------------ -----------------



         ------------------- ------------------------------------------------------------ -----------------
              PRODUCT                                DESCRIPTION                               STATUS
         ------------------- ------------------------------------------------------------ -----------------
               PM-23         MFP controller with integrated compression.                     Sampling.
         ------------------- ------------------------------------------------------------ -----------------
               PM-36         A fixed function JPEG compression and decompression             Sampling.
                             processor with a sustained data rate of up to 75 MHz.
         ------------------- ------------------------------------------------------------ -----------------
               PM-44+        A programmable 85 MHz image processor.  Single                In production.
                             instruction, four data paths.
         ------------------- ------------------------------------------------------------ -----------------
               PM-44I        A programmable 125 MHz image processor with integrated          Sampling.
                             memory.  Single instruction, four data paths.
         ------------------- ------------------------------------------------------------ -----------------
               PM-48         A programmable 125 MHz image processor.  Single                 Sampling.
                             instruction, eight data paths.
         ------------------- ------------------------------------------------------------ -----------------
              XLI-2050,      Family of image enhancement processors for laser copiers,     In production.
             2032, 2016      printers and MFPs.
         ------------------- ------------------------------------------------------------ -----------------

         ------------------- ------------------------------------------------------------ -----------------



                              CONSUMER ELECTRONICS

BUSINESS OVERVIEW/STRATEGY

         The emergence of digital video in recent years has created several market opportunities to enable the delivery of digital content to the home by means of entertainment systems such as DVD players, digital television (DTV) systems and set-top boxes (STBs). The rapid migration away from analog to digital technology in the entertainment system market is creating a need for cost-effective, complete solutions, including integrated digital circuits and system software, in the consumer electronics market. This trend is presenting significant opportunities for companies with combined expertise in the development of integrated digital circuits and system software.

         In the second half of fiscal 1998, as part of its business redirection efforts, the Company established its Consumer Group to target the emerging digital entertainment system market, with focus on complete silicon based solutions for videodisk player systems (DVD and VCD) and digital broadcast applications. The Company's Consumer Group targets opportunities in the emerging digital consumer entertainment market by developing value-added integrated circuits and reference design solutions for DVD players and terrestrial set-top boxes. Core competencies of the consumer group include MPEG decoding, graphics processing, analog integration, and software expertise at each of the microcode, systems and applications levels.

         During the course of fiscal 1999, the consumer group executed on its strategy to withdraw from the low margin, declining VCD market, to focus on the growing DVD player market. The Company expects to have completed its withdrawal from this market in the first half of fiscal 2000. Since the end of calendar 1998, DVD technology has experienced a strong growth rate, particularly in the US, Europe and Japan. The Company expects that this trend will continue, and develop in China where DVD has a significant opportunity to become the replacement technology for VCD and S-VCD. During fiscal 1999, the Company introduced a robust, cost-effective DVD player reference design based on its OTI-226 integrated DVD decoder, to provide target OEMs in Japan, China, Southeast Asia and the US with a ready-to-manufacture system solution, thereby accelerating their time-to-market. The company's strategy, going forward, is to focus on developing cost-effective, silicon based, system solutions for this market, which leverages its intellectual property in MPEG, graphics, audio processing and DVD servo technology. The Company is currently in development with its next generation solution for the DVD player market.

         The digital broadcast market presents several opportunities for the Company to leverage its existing technology investment in MPEG video and audio, graphics processing, digital demodulation, error correction and analog cores. In fiscal 1998, the Company initiated several measures to begin building a position in this market, including establishing a research and development center in Bristol, U.K. (Oak Technology, Ltd.) a sales office in Munich, Germany (Oak Technology GmbH) and acquiring key assets of ODEUM Microsystems, Inc., including an MPEG -2 audio/video decoder and transport demultiplexor and a DVB-S compliant QPSK demodulator. In its product development efforts for fiscal 1999, the Company has primarily focused on the digital terrestrial market. The digital terrestrial market has experienced strong growth during 1999 in the UK with both digital terrestrial set-top-box and integrated digital TV (IDTV). The Company expects strong adoption to continue for this technology in Europe and Asia. The transition of the large installed base of TV sets from analog to digital will create significant opportunity for cost-effective silicon-based, system solutions. During fiscal 1999 the Company delivered two products aimed at this market:

         OTI7000: The world's first single-chip front-end solution for digital terrestrial receivers.

         OTI8215: A system-on-a-chip solution optimized for the digital terrestrial market.

         In both the DVD and digital broadcast markets, the company's strategy is to focus on strategic alliances and partnerships with top tier OEMs early in new product development efforts. That helps ensure a good adequation of new products with market requirements in terms of time-to-market, cost-effectiveness and performance.

CONSUMER PRODUCTS

         The following table shows the Company's current mix of consumer products for fiscal 2000. The Company also has several other products currently in development.

         ------------------- ------------------------------------------------------------ -----------------
                NAME                                 DESCRIPTION                               STATUS
         ------------------- ------------------------------------------------------------ -----------------
              OTI-226        The Company's 1st generation single-chip DVD decoder for      In production
                             DVD player applications. Supports CSS
                             authentication and decryption, Dolby AC-3 sound.
         ------------------- ------------------------------------------------------------ -----------------
              Atlanta        The Company's 1st generation DVD player reference                Sampling
                             design.  A cost effective, ready-to-production
                             system level solution including Oak OTI226 DVD
                             decoder chip and all the necessary system software
         ------------------- ------------------------------------------------------------ -----------------
              OTI-257        The Company's third-generation highly integrated MPEG-1         Phased-out
                             decoder for VCD players. Combines MPEG-1
                             audio/video decoding, CD-ROM decoding, and complete
                             karaoke functions with full-screen, on-screen
                             display.
         ------------------- ------------------------------------------------------------ -----------------
              OTI-8211       The Company's single-chip, integrated MPEG-2 audio/ video     In production
                             decoder for digital cable/satellite set-top box
                             applications.
         ------------------- ------------------------------------------------------------ -----------------
                             The Company's 1st generation digital cable/satellite
               Access        set-top box reference design.  A cost-effective,                 Sampling
                             ready-to-production, system level solution,
                             including the OTI8211 integrated MPEG-2 audio/
                             video decoder chip and all the necessary system
                             software.
         ------------------- ------------------------------------------------------------ -----------------



         ------------------- ------------------------------------------------------------ -----------------
                NAME                                 DESCRIPTION                               STATUS
         ------------------- ------------------------------------------------------------ -----------------
              OTI-8215       The Company's 2nd generation integrated decoder                  Sampling
                             chip for the digital terrestrial/cable/satellite
                             set-top box applications. Combine MPEG-2 audio and video
                             decoder with transport/demux, system CPU and video
                             encoder functions
         ------------------- ------------------------------------------------------------ -----------------
              OTI-7000       The Company's 1st generation single-chip Coded Orthogonal        Sampling
                             Frequency Demodulator (COFDM) for digital terrestrial
                             receivers
         ------------------- ------------------------------------------------------------ -----------------
              OTI-8511       The Company's DVB-compliant digital QPSK demodulator for      In production.
                             satellite set-top boxes.
         ------------------- ------------------------------------------------------------ -----------------


MANUFACTURING AND DESIGN METHODOLOGY

MANUFACTURING

         The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. The loss of any of these foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products. Delays in shipments could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology with 0.5 micron and 0.35 micron feature sizes. The Company is currently designing products for .25 micron feature sizes. All of the Company's semiconductor products are assembled and tested by independent subcontractors.

         The Company's primary suppliers during fiscal year 1999 were TSMC and Sony. The Company also uses wafer fabrication facilities at Chartered, and NEC. The foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order. However, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, the Company has entered into and will continue to consider various possible transactions, including various "take or pay" contracts, such as those with TSMC and Chartered as described in Note 12 to the consolidated financial statements, that commit the Company to purchase specified quantities of wafers over extended periods.

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

         The manufacture of semiconductors is a highly complex and precise process. Additionally, the Company's products are particularly complex and difficult to manufacture. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose, time consuming and expensive to remedy, all of which can affect the Company's time to market with a particular product. There can be no assurance that the Company's foundries will not experience irregularities or adverse yield fluctuations in their manufacturing processes. Any yield or other production problems or shortages of supply experienced by the Company or its foundries could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results - Risks of Supply Constraints and Manufacturing Process" below.

DESIGN METHODOLOGY

         The Company's products compete in markets that are characterized by rapidly developing technology and evolving industry standards. The Company addresses these issues with a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and use of a high level design description language in order to define, develop and deliver new and enhanced products more rapidly. The Company's engineering and design capabilities are significant to its future performance, and the Company has invested regularly in new advanced equipment and software tools in an effort to keep these tools updated with the latest technology. The Company's library of core cells is key to its ability to reduce the time needed to design new products. Examples of core cells include a CD-ROM decoder core, CD-R/W encoder/decoder core, CD-DSP & CD-Servo core, a parallel, multi-pipelined microprocessor core, MPEG2 core, DVD-DSP core, a .5 and .35 micron memory compiler and a .5 and .35 micron I/O library. Design methodology, including equipment and software tools, is a critical factor with respect to the Company's ability to successfully develop technology and products. There can be no assurance that the Company will be able to obtain the equipment, software tools and other resources needed to develop technically advanced products in a timely manner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results - New Product Introduction" below.


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

         The Company believes that customer service and technical support are important competitive factors in the optical storage, consumer electronics and digital imaging markets. The Company provides technical support to its customers worldwide. With a global presence, the Company is able to provide prompt technical support to its customers. In addition, the Company's representatives travel frequently to customer sites to assist in design-in activity. The Company provides several other types of technical support, including software distribution through an electronic bulletin board, evaluation boards, product demonstration software, engineering design kits and application notes. The Company works closely with its customers in qualification of its products and providing needed quality and reliability data. In addition, the Company makes the latest revision of its software available to its customers and can customize the Company's software to a customer's specific requirements.

         Sales of the Company's products are made pursuant to purchase orders and the Company has no long-term sales agreements with any of its customers. Purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in the customers' requirements. In addition, in certain circumstances, orders may be canceled at the discretion of the buyer without penalty. The Company's business, consistent with that of others in the semiconductor industry, is generally characterized by short lead-time orders. The Company's actual shipments depend on the manufacturing capacity of the Company's foundries. Therefore, as foundry capacity tightens, the Company may not be able to meet the customer's requested delivery date or the Company may have to put its customers on allocation. Due to its dependence on third party manufacturing capacity, the Company believes that backlog at any particular date may not be indicative of actual net revenues for any future period.

         Sales of CD-ROM, CD-R and CD-RW controller products comprised 65%, 82% and 84% of the Company's net revenues in fiscal 1999, 1998 and 1997, respectively. Sales of CD-ROM and CD-RW controller products are expected to continue to account for a majority of the Company's total revenues for the foreseeable future. Due to the maturation of the CD-ROM controller market, pressure from the sub-$1000 PC segment for lower priced components, new competitors, uncertain demand for personal computers and the Company's delay in the next generation CD-ROM product releases, the Company has experienced for the past several quarters and is currently experiencing both a decrease in unit sales and prices of its mature CD-ROM and CD-RW controller products, which in turn has had a material adverse effect on the Company's business, financial condition and results of operation. Although the Company has recently introduced several new products in its attempt to diversify its product and market base, there can be no assurance that these products will be successfully designed, accepted by the Company's customers, and brought to production or that the Company's customer's products will be accepted in the marketplace.

         A substantial majority of the Company's revenues in fiscal 1999, 1998 and 1997 were derived outside of the United States, primarily in Asia. The geographical areas accounting for the Company's net revenues in fiscal 1999, 1998, and 1997 are as follows:

                                                              June 30,
                                       --------------------------------------------------------
                                             1999               1998               1997
                                       -----------------  -----------------  -----------------

         Japan.......................         52%                39%                40%
         Other Asia..................         22                 44                 56
         Europe......................         11                  9                  1
         North America...............         15                  8                  3

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

         A limited number of customers historically have accounted for a substantial portion of the Company's net revenues. In fiscal 1999, 1998 and 1997, sales to the Company's top ten customers accounted for approximately 70%, 81% and 78%, respectively, of the Company's net revenues. In fiscal 1999, Yamaha Corporation accounted for 17% and Mitsumi accounted for 10% of net revenues. In fiscal 1998, Mitsumi accounted for 17% and LG Electronics accounted for 14% of the Company's net revenues. In fiscal 1997, Mitsumi accounted for 14% and LG Electronics accounted for 13% of the Company's net revenues. Kanematsu, a Japanese trading company, purchases product from the Company and resells the product to Japanese manufacturers. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products subject to cancelable short-term purchase orders. The loss of, or a significant reduction in, purchases by current major customers would have a material adverse effect on the Company's business, financial condition and results of operations. In fiscal 1998 and 1999 the Company lost a number of its optical storage customers due to increased competition and the Company's failure to timely develop its next generation CD-ROM and CD-RW controller products. There can be no assurance that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, there can be no assurance that the Company could qualify its foundries for potential new customers or that it could do so in a timely manner.

         The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity for the next several years while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without penalty. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results - Risks of Supply Constraints and Manufacturing Process" below.

COMPETITION

         The optical storage and consumer (particularly, video disk player) markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit average selling prices ("ASPs") and rapid product obsolescence. The Company is currently experiencing intense competition in both the optical storage and consumer markets and expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies. Certain of the Company's principal competitors in the optical storage market maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost, quality control and technological advantages. In its effort to diversify its customer and market base, in fiscal 1999 the Company entered the digital broadcast market, a market in which the Company has not operated previously. In general, the Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

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

         Prior to the Company's entry into the optical storage market, merchant suppliers such as Sanyo and captive suppliers such as Panasonic, Sony and Toshiba supplied semiconductor solutions for proprietary and SCSI drivers. Although the Company was the first company to sell a single-chip IDE/ATAPI CD-ROM controller, many competitors including Cirrus Logic, MediaTek and Sanyo now offer single-chip solutions. Furthermore, companies such as Toshiba, Panasonic and Sony have developed their own IDE/ATAPI CD-ROM controllers and, in addition to using them internally, sell these controllers to the merchant market in competition with the Company's products. As the Company integrates more functionality into its controllers, companies that had previously supplied complementary products may also become competitors. The Company expects increased competition in the optical storage market from large, international companies that have their own manufacturing capabilities as this market transitions to CD-RW and DVD. The Company's strength in competing against this increased competition in the future will be the technological leadership and customer relationships that it has developed and cultivated over the past several years.

         In the videodisk player market, comprised of the Company's VCD and DVD products, the Company competes primarily with C-Cube Microsystems, ESS Technology, Toshiba, Matsushita and LSI Logic. Approximately one-third of the total available market of the videodisk player market is comprised of captive suppliers. These captive suppliers are Japanese companies that make both chips and players and are members of the DVD Forum. As members of the DVD Forum, these companies, as a DVD player manufacturer generally pay a lower patent royalty fee to the Forum, and therefore, enjoy a cost advantage over the Company's targeted customers making it more difficult for the Company's customers and thereby the Company to compete successfully. In the cable, satellite and terrestrial markets, the Company competes with SGS Thompson, LSI Logic, VLSI Technology and Broadcom. For the most part, these companies are all large, international companies with a much larger infrastructure than the Company. The cable, satellite and terrestrial markets are all new markets for the Company and although this market is still emerging, as a new entrant, the Company will be competing with companies who already have a strong relationship with the Company's targeted customers. Furthermore, the Company expects competition to increase in the future. For the Company to compete successfully in the satellite and terrestrial market, it must develop alliances with tuner and mechanism providers. The Company recently executed a joint development agreement with one of the world's leading digital TV tuner manufacturers on its first generation demodulator chip for the terrestrial market. However, the Company must form additional alliances if the Company is to compete successfully in the satellite and terrestrial market.

         In the digital imaging market, the Company's primary product offerings target the niche, high-end market and the Company's merchant competition does not offer directly competitive products. In some cases, the merchant competition offers a subset of the Company's product features. In other cases, the merchant competition offers a software alternative to the Company's hardware solution. However, the Company expects direct merchant competition in the niche, high-end digital imaging equipment market to emerge in the near future. Despite this lack of direct competition in the merchant market, the Company does experience competition with its DSP, compression and resolution enhancement products from internal design groups within the Company's targeted customers, such as Xerox, HP, Canon, Hitachi, NEC and Texas Instruments. As with the merchant market, the Company's strength in competing with these internal design teams comes from the breadth of the solution the Company is able to provide. With respect to the Company's embedded controller board products, the Company competes with Peerless, Xionics, Electronics for Imaging and AHT. The Company is currently able to provide more silicon on a controller board than its competition providing it with a cost advantage. However, the Company must continue to enhance and strengthen its software capabilities in order to compete successfully in this market. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations Factors that May Affect Future Results - Competitive Market" below. As to the new lower-end of products the Company is developing for the digital imaging equipment market, the Company expects greater direct competition than it currently experiences in the niche, high-end market.

RESEARCH AND DEVELOPMENT

         The Company currently invests substantial resources in its product development efforts. During fiscal 1999, 1998 and 1997, the Company spent approximately $51.1 million, $49.7 million, and $34.7 million, respectively, on research and development activities. The Company intends to continue to invest in the development of products in each of its core technologies and in products that integrate its core technologies.

         The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. There can be no assurance that products currently under development or any other new products will be successfully developed or will achieve market acceptance. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. During fiscal 1998 and most of fiscal 1999, the Company failed to timely introduce its integrated CD-ROM controller and next generation of CD-RW controller creating a situation where the Company was selling only mature optical storage products which continued to decline in unit volume sales and ASPs. This, combined with other factors including increased competition, resulted in a significant decline in revenues. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, quality of new products and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts or the failure of the Company to achieve market acceptance of its new products would have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS AND LICENSES

         The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has patents granted, patents pending, patents in preparation in the United States, and international patents pending. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. An action is currently pending in the Federal District Court for the Northern District of California seeking to invalidate one of the Company's patents relating to it's optical storage products. Moreover, while the Company holds or has applied for patents relating to the design of its products, the Company's products are based in part on standards, including MPEG-1, MPEG-2, JPEG and JBIG and the Company does not hold patents or other intellectual property rights for such standards. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Although there is currently no pending intellectual property litigation against the Company, the Company or its foundries may, from time to time, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. In fiscal 1997 and again in fiscal 1998, the Company filed a complaint with the International Trade Commission ("ITC") against certain Asian manufacturers of optical storage controller devices based on the Company's belief that such devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing such infringing CD-ROM controllers. (See "Legal Proceedings"). Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Because the Company has a limited portfolio of patents, the Company may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or the Company is required to pay substantial damages or awards, the Company's business, financial condition and results of operations would be materially adversely affected.

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

         The Company has licensed technology from third parties for use in its consumer, optical storage, and digital imaging equipment business, and pursuant thereto is required to fulfill confidentiality obligations and in certain cases pay royalties. Certain of the Company's products require that certain copy protection software or other software be obtained if the products are to be marketable and exportable. Should the Company lose its rights to or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its MPEG and optical storage products geared for the DVD market. The Company licenses the Sun Microsystems SPARC core for use with a number of its consumer products for which it is obligated to pay a royalty based on a percentage of the net selling price of such products. The Company has also entered into a number of joint development and supply arrangements pursuant to which the Company jointly develops a product with another company or contracts with another company to develop a product or component for it and then purchases the product or component from such company for resale with other Company products. In addition, the Company has on occasion purchased off the shelf products to resell bundled with its own product. In the future, it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that such licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter such license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Company May Be Unable to Protect Its Intellectual Property and Proprietary Rights" and "The Company May Be Unable to Obtain Third Party Intellectual Property Rights and/or May Be Liable for Significant Damages" below.

EMPLOYEES

         As of June 30, 1999, the Company had 442 full-time employees, including 281 in research and development, 75 in sales and marketing, and 86 in finance, administration and operations. The Company believes that its future performance will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers and software programmers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 2.           PROPERTIES

         The Company's executive offices and its principal marketing, sales and product development operations are located in approximately 80,000 square feet of leased space in Sunnyvale, California under a noncancelable operating lease that expires in December 2001. The Company has approximately 33,425 square feet of additional leased facilities in Sunnyvale at 1150 E. Arques under a noncancelable lease that expires in February 2000. This facility is currently being subleased to an unrelated party under a noncancelable sublease also expiring in February 2000. The Company owns a portion of a building in Taipei, Taiwan, and leases facilities, primarily for sales, product development, and technical support, in Andover, Massachusetts; Tokyo, Japan; Bristol, England; Munich, Germany; Shenzhen, China; and Boca Raton, Florida. The Company is currently attempting to sublease its facilities in Boca Raton where it has 5,208 square feet. The Company believes its existing facilities will be adequate to meet its requirements for at least the next fiscal year.


ITEM 3.           LEGAL PROCEEDINGS

         The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in the plaintiffs' First Amended Consolidated Complaint, but allowed the plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to the plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil code Sections 1709/1710 claims; however, the plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court action, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers and securities analysts. Plaintiffs have recently filed a motion to reinstate the California Corporation Code Sections 25400/25500 claims against the company and the remaining Oak defendants have filed a cross-motion to dismiss this remaining claim against them. These motions are scheduled for hearing on October 1, 1999. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. Discovery has commenced in this action. The defendants and certain third parties have produced documents and a small number of depositions have been taken.

         The Company and several of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's common stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted the plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. The defendants' Motion to Dismiss was heard on December 17, 1997. The federal court Judge took the matter under submission and has not yet issued a ruling. Plaintiffs have recently filed a motion seeking the Court's permission to voluntarily dismiss this action without prejudice. Defendants have requested that the dismissal be with prejudice. This motion is scheduled for hearing on September 29, 1999.

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

         The Company and its current Directors were also parties to six putative class actions filed on behalf of all of the Company's Stockholders (other than defendants and parties related to them) in the Court of Chancery of the State of Delaware in and for New Castle County concerning a proposal by a management led investor group known as "Gold Acquisition Group" to acquire all of the outstanding shares of the Company for a price of $4.50 per share. The plaintiffs have requested consolidation of the actions under the caption IN RE OAK TECHNOLOGY, INC. SHAREHOLDERS LITIGATION, C.A. No. 16789 ("Delaware Shareholders Litigation"). The other civil action numbers are 16792, 16793, 16794, 16818, and 16831. The plaintiffs alleged that the offer was inadequate and that the defendants breached their fiduciary duties of loyalty and entire fairness. On December 14, 1998, a Special Committee of the Board of Directors that had been formed to evaluate the proposal announced that it would not recommend the proposal to the Company's full Board of Directors. In addition, on December 21, 1998, Gold Acquisition Group announced that its proposal had expired and to date, it has not been renewed. On January 27, 1999, David Tsang and Ta-Lin Hsu, members of Gold Acquisition Group, signed a Letter Agreement agreeing that they would not, without the prior written consent of a majority of the Board of Directors of the Company, acquire or offer to acquire any voting securities of the Company (or take additional actions concerning the voting securities of the Company as set forth in the Letter Agreement) for a period of one year from the date of the Letter Agreement. On June 28, 1999, the plaintiffs voluntarily dismissed the actions without prejudice. The Court entered an order dismissing the action on July 2, 1999.

         The Company and its current Directors were also parties to a putative class action filed on behalf of all of the Company's Stockholders (other than defendants and parties related to them) in Santa Clara County Superior Court, designated KRIM V. OAK TECHNOLOGY, INC., ET AL., Case No. 778281. The allegations of the plaintiffs in this action were nearly identical to the Delaware Shareholders Litigation. This action was stayed by agreement of the parties as a result of the Special Committee's announcement that it would not recommend to the full Board of Directors the proposal made by Gold Acquisition Group to acquire all of the outstanding shares of the Company for a price of $4.50 per share as well as the subsequent announcement of the expiration of the proposal by Gold Acquisition Group. On April 28, 1999, the plaintiffs filed a dismissal without prejudice. The Court entered an order dismissing the action on May 3, 1999.

         In September, 1998, the Company and certain of its current Directors became parties to a putative class action lawsuit pending in the Court of Chancery in the State of Delaware, entitled MANNING V. OAK TECHNOLOGY, ET AL., Civil Action No. 16656NC. This action alleged violations of the Delaware General Corporation Law and breaches of fiduciary duty and was brought on behalf of all of the Company's common stockholders at any time between August 19, 1997 and November 25, 1998. The plaintiffs' claims are based upon the Board of Directors' adoption on or about August 19, 1997 of a Stockholder Rights Plan (the "Rights Plan") that included a provision that limited the redemption or modification of the Rights Plan to its Continuing Directors or their designated successors. The plaintiffs alleged that the Rights Plan with the Continuing Directors provision disenfranchises public stockholders by forcing them to vote for incumbent directors who enjoy full voting rights; that it restricts the ability of future directors to exercise their full statutory prerogatives; and that the particular provision at issue is an unreasonable and disproportionate response to any threatened takeover. The plaintiffs sought an injunction and a declaratory judgment that the Rights Plan is invalid and unenforceable and monetary damages for the alleged violations of fiduciary duty. On November 18, 1998, in light of the change in the law due to the decision in CARMODY V. TOLL BROS., the Company's Board of Directors voted to amend the Rights Plan to eliminate all Continuing Directors provisions. On December 11, 1998, the plaintiffs amended their complaint to include a cause of action which asserted that the Company's Directors elected after the adoption of the Company's Rights Plan were not validly elected and another cause of action for breach of fiduciary duty related to the proposal by the Gold Acquisition Group to acquire all of the outstanding shares of stock of the Company for $4.50 per share (also the subject of the DELAWARE SHAREHOLDERS LITIGATION and the KRIM litigation described above). Pursuant to a settlement reached with the plaintiffs, the action has been dismissed with prejudice, except for the claims out of the Gold Acquisition Group, which have been dismissed without prejudice. The Company agreed to pay the plaintiffs' attorneys fees, which the Court awarded in the amount of $90,000, a portion of which were paid by the Company's Directors' and Officers' liability insurers. On July 29, 1999, the Court entered an Order approving the settlement and dismissing the action. The settlement will not have a material effect on the Company's Consolidated Financial Statements.

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

         On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the

United States of their allegedly infringing products and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge (ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents: Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On August 28, 1998, the ALJ entered an Initial Determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On October 7, 1998, the Commission reversed the Initial Determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On December 23, 1998, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a second time. On December 31, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On February 3, 1999, the Commission reversed the Initial Determination of the ALJ for a second time on the grounds that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On May 10, 1999, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a third time, finding that UMC's activities were licensed.. On May 17, 1999, the Company filed a petition with the Commission for review of the Initial Determination and on June 28, 1999, the Commission determined to review the Initial Determination.

          Trial before the ALJ as to all respondents except UMC commenced on January 11, 1999 and concluded on January 28, 1999. On May 14, 1999, the ALJ entered an Initial Determination that no unfair trade practices were committed by Mediatek under Section 337 of the Tariff Act. On May 24, 1999, the Company filed a petition requesting the Commission to review the Initial Determination and on June 28, 1999 the Commission determined to review it. The Company believes that both the May 14, 1999 and May 17, 1999 Initial Determinations are incorrect and the Company intends to pursue its right to seek protection from importation of UMC's and Mediatek's CD-ROM controllers under the trade laws of the United States. The Commission's decision with respect to both Initial Determinations is scheduled to be announced in October, 1999. In connection with this legal proceeding, the Company has incurred and will continue to incur substantial legal and other expenses.

         On February 26, 1999, the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Partnership") filed a complaint for patent infringement, naming eighty-eight defendants, including the Company. The Lemelson Partnership alleges to be the owner of certain patents issued to Jerome Lemelson (now deceased). The suit is entitled LEMELSON MEDICAL, EDUCATION & RESEARCH FOUNDATION, LIMITED PARTNERSHIP V. LUCENT TECHNOLOGIES INC., ET AL., No. CIV 99-0377-PHX-RGS, and was filed in the United States District Court in Phoenix, Arizona. In this lawsuit, the Lemelson Partnership claims that the Company uses certain methods, or imports, sells, or offers to sell certain devices made using certain methods, claimed in some of the Lemelson patents-in-suit. Specifically, the suit alleges that Oak infringes certain claims of U.S. Patents Nos. 4,338,626; 4,390,586; 4,511,918; 4,969,038;
4,979,029; 4,984,073; 5,023,714; 5,023,714; 5,039,836; 5,067,012; 5,119,190;
5,119,205; 5,128,753; 5,144,421; 5,249,045; 5,283,641; and 5,351,078. The
complaint seeks judgment that the Lemelson patents-in-suit are not invalid and have been willfully and deliberately infringed; unspecified compensatory damages, together with interest and costs; treble damages; reasonable attorneys' fees; as well as injunctive relief against further infringement of the Lemelson patents-in-suit. The Company filed an answer and declaratory relief counterclaims on August 12, 1999. The Lemelson Partnership responded to the Company's declaratory relief claims on September 7, 1999. The Company will defend against the charges raised in the suit.

         If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

         On September 1, 1999 David D. Tsang and certain of his relatives entered into a consent decree with the Securities and Exchange Commission in connection with an insider trading investigation. Pursuant to the terms of the settlement, Mr. Tsang neither admits nor denies the allegation that he provided nonpublic information to certain relatives. He did not profit personally from any transaction in question. The Company cooperated fully with the SEC in the investigation and was not the subject of the investigation.

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

         The Company's Common Stock trades on the Nasdaq National Market under the symbol OAKT. The following table indicates the range of the high and low closing prices as reported by Nasdaq for the past twelve fiscal quarters and June 30, 1999.

                                                     High          Low
                                                   ---------     -------
          FISCAL 1997
              First Quarter ............            11.000        5.500
              Second Quarter ...........            13.750        8.688
              Third Quarter ............            14.563        9.500
              Fourth Quarter ...........            10.500        7.563

          FISCAL 1998
              First Quarter ............            12.000        9.313
              Second Quarter ...........            11.500        6.031
              Third Quarter ............             7.563        5.594
              Fourth Quarter ...........             6.438        4.250

          FISCAL 1999
              First Quarter ............             4.625        2.000
              Second Quarter ...........             4.813        1.875
              Third Quarter ............             4.188        2.969
              Fourth Quarter ...........             4.563        2.906

         On August 31, 1999 the closing price of the Common Stock on the Nasdaq National Market was $4.75 per share. As of August 31, 1999, there were 328 holders of record of the Common Stock of the Company.

ITEM 6.           SELECTED FINANCIAL DATA

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Year Ended June 30,
                                               -----------------------------------------------------------------------------
                                                   1999            1998            1997            1996           1995
                                               --------------  --------------  --------------  -------------- --------------
         STATEMENT OF OPERATIONS DATA:

         Net revenues (1)...................    $    71,051     $   157,106    $    167,395    $   247,984     $   110,982
         Gross profit.......................         31,432          74,548          94,181        109,485          54,616
         Operating  income (loss)...........        (61,946)         (9,104)         32,848         57,147          29,440
         Net income (loss)..................    $   (50,669)    $     5,947    $     23,719    $    37,133     $    21,222
         Diluted income (loss) per share....    $    (1.24)     $      0.14    $      0.55     $      0.87     $      0.67
         Shares used in diluted per share
               calculations (2).............         40,819          42,493         42,757          42,614          31,474

                                                                              As of June 30,
                                               -----------------------------------------------------------------------------
                                                   1999            1998            1997            1996           1995
                                               --------------  --------------  --------------  -------------- --------------
         BALANCE SHEET DATA:

         Cash, cash equivalents and
              short-term investments........    $   133,203     $   117,225     $   145,269    $   113,284     $   150,943
         Working capital....................        150,936         144,314         168,168        134,686         156,258
         Total assets.......................        203,841         261,411         287,595        256,308         193,953
         Long-term debt, excluding
              current portion...............              5              27           2,496          2,858           2,227
         Total stockholders' equity.........    $   189,422     $   241,208    $    238,697    $   210,827     $   162,643

(1) Net revenues include non-refundable technology license fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

                        SELECTED QUARTERLY FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Three Months Ended
                                     ---------------------------------------------------------------------------------------------
                                       June 30,    Mar. 31,   Dec. 31,    Sept. 30,   June 30,    Mar. 31,    Dec. 31,    Sept. 30,
                                         1999       1999        1998        1998        1998        1998        1997        1997
                                     ----------- ---------- ----------- ----------- ----------- ----------- ------------- --------
          Net revenues (1) ........   $ 13,258      15,965    $ 21,861    $ 19,967    $ 28,910    $ 35,550    $ 49,353   $ 43,293
          Gross profit ............      4,248       7,375      10,302       9,501      11,485      14,405      26,120     22,538
          Operating income (loss) .    (17,304)    (13,791)    (11,669)    (19,188)    (12,031)     (8,578)      6,109      5,396
          Net income (loss) .......   $(15,752)    (11,045)   $ (9,693)  $ (14,179)   $ (4,844)   $ (3,004)   $  7,602   $  6,193
          Diluted income (loss)
            per share (2) .........   $  (0.38)   $  (0.27)   $  (0.24)   $  (0.35)   $  (0.12)   $  (0.07)   $   0.18   $   0.15

          Shares used in
            diluted  per share
            calculations (2) ......     40,902      40,768      40,679      40,928      41,532      42,000      42,643     42,569

(1) Net revenues include non-refundable technology license fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATES HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS ARE: (i) THAT THE INFORMATION IS OF A PRELIMINARY NATURE AND MAY BE SUBJECT TO FURTHER ADJUSTMENT,
(ii) VARIABILITY IN THE COMPANY'S QUARTERLY OPERATING RESULTS, (iii) GENERAL CONDITIONS IN THE SEMICONDUCTOR INDUSTRY, (iv) RISKS RELATED TO PENDING LEGAL PROCEEDINGS, (v) DEVELOPMENT BY COMPETITORS OF NEW OR SUPERIOR PRODUCTS OR THE ENTRY OF NEW COMPETITORS INTO THE COMPANY'S MARKETS, (vi) THE COMPANY'S ABILITY TO DIVERSIFY ITS PRODUCT AND MARKET BASE BY DEVELOPING AND INTRODUCING NEW PRODUCTS WITHIN DESIGNATED MARKET WINDOWS AT COMPETITIVE PRICE AND PERFORMANCE LEVELS, (vii) WILLINGNESS OF PROSPECTIVE CUSTOMERS TO DESIGN THE COMPANY'S PRODUCTS INTO THEIR PRODUCTS, (viii) AVAILABILITY OF ADEQUATE FOUNDRY CAPACITY AND ACCESS TO PROCESS TECHNOLOGIES, (ix) THE COMPANY'S ABILITY TO PROTECT ITS PROPRIETARY INFORMATION AND OBTAIN ADEQUATE ACCESS TO THIRD PARTY TECHNOLOGY ON ACCEPTABLE TERMS, (x) RISKS RELATED TO USE OF INDEPENDENT MANUFACTURERS AND THIRD PARTY ASSEMBLY AND TEST VENDORS, (xi) DEPENDENCE ON KEY PERSONNEL, (xii) RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS, (xiii) DEPENDENCE ON SALES OF CD-ROM AND CD-RW CONTROLLER PRODUCTS AND THE PC MARKET, (xv) RISKS RELATED TO INTERNATIONAL BUSINESS OPERATIONS, (xvi) ABILITY OF THE COMPANY TO MAINTAIN ADEQUATE PRICE LEVELS AND MARGINS WITH RESPECT TO ITS PRODUCTS, (xvii) RISKS RELATED TO ACQUISITIONS, (xviii) THE ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL AND (xix) OTHER RISKS IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

         The Company designs, develops and markets high performance integrated semiconductors, software and platform solutions to original equipment manufacturers worldwide that serve the optical storage, consumer electronics and digital imaging markets. The Company's products consist primarily of integrated circuits and supporting software and firmware to provide a complete solution for its customers. The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's mission is to be a leading solutions provider in the storage and distribution of digital content. The Company's products enable its customers to deliver cost-effective, powerful systems to end users for home and business use.

         During the third quarter of fiscal 1998, the Company restructured its operations along three market-focused groups: Optical Storage Group, Consumer Group, and the Digital Imaging Group (Pixel Magic), at the same time discontinuing its product development and marketing efforts in its PC audio and 3D graphics businesses. Since then, the Company has completed three acquisitions (ODEUM Microsystems, Viewpoint Technology, Inc., and Xerographic Laser Images Corporation), announced a fourth (Xionics Document Technologies, Inc.), and made a joint venture investment (Omni Peripherals Pte, Ltd.), all aimed at expanding the potential product offerings for these three target markets. The ViewPoint and XLI acquisitions were completed during the first quarter of fiscal year 1999 ended September 30, 1998. The Xionics acquisition was announced in August 1999, and is expected to be completed in November 1999.

         As repositioned, the Company provides high-performance, integrated semiconductors to original equipment manufacturers (OEMs) worldwide who serve the optical storage, consumer electronics and digital imaging markets. The Company's products, consisting primarily of integrated circuits and supporting software and firmware, enable its OEM customers to deliver cost-effective, powerful systems to the end-user for storage, home entertainment and imaging applications. A leading merchant supplier of controllers for CD-ROM and CD-R/W drives, the Company's product offerings for its three target market segments have expanded to include controllers for DVD drives; MPEG-2 audio/video decoders for DVD players; integrated circuits for digital broadcast systems such as cable, satellite and terrestrial set-top boxes; and multitasking imaging processors and compression codes for the emerging class of digital office equipment. The Company's mission is to continue to seek opportunities for value-added silicon in these emerging market segments where it can leverage its core competencies to offer powerful, cost-effective and complete solutions to its OEM partners.

         In its press release regarding the results of operations for the fourth quarter of fiscal 1999, the Company reported a net loss of $15.7 million, its sixth consecutive quarterly loss. The decrease in fourth quarter revenue and continued loss is primarily due to a product transition in the Company's optical storage business (which in fiscal 1998 accounted for over 80% of the Company's total revenue) as the Company moves to its next generation CD-RW controller, which is not expected to reach mass production until the second half of fiscal 2000. Although the Company is continuing to ship its single function CD-ROM controllers, integrated CD-ROM controllers and first generation CD-RW controller, unit volumes and ASPs of these products have declined and will continue to decline as these products mature.

         On February 2, 1999, the Company announced the appointment of Young K. Sohn to the office of President and Chief Executive Officer. Mr. Sohn has completed a comprehensive review of all aspects of the Company and has hired additional members of the management team whose charter will be to architect and execute a turnaround plan for the Company.

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

         In addition, the Company's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past, and the terrestrial broadcast market, which is in an early stage, creating uncertainty with respect to product volume and timing. The Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in both Digital Video Disk ("DVD") systems, CD-RW drivers, digital broadcast systems and inkjet multi-function peripherals. The Company's DVD, CD-RW, digital broadcast and digital imaging products are subject to the new product risks described in the preceding paragraph, including in particular the Company's ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on its operating results.

         RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated:

                                                                            June 30,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
          Net revenues .....................................     100.0%      100.0%      100.0%
          Cost of revenues .................................      55.8        52.5        43.7
                                                                 -----------------------------
          Gross margin .....................................      44.2        47.5        56.3
          Research and development expenses ................      71.9        31.6        20.7
          Selling, general and administrative expenses .....      49.4        19.7        12.9
          Acquisition-related charges ......................      10.1         1.0         3.0
          Restructuring charge .............................        --         1.0          --
                                                                 -----------------------------
          Operating income (loss) ..........................     (87.2)       (5.8)       19.7
          Non-operating income, net ........................       7.8        10.3         3.2
                                                                 -----------------------------
          Income (loss) before income taxes ................     (79.4)        4.5        22.9
          Income taxes (benefit) ...........................      (8.1)        0.7         8.7
                                                                 -----------------------------
          Net income (loss) ................................     (71.3)%       3.8%       14.2%
                                                                 -----------------------------

         FISCAL 1999 COMPARED TO FISCAL 1998

         NET REVENUES. Net revenues decreased 55% to $71.1 million for fiscal year 1999 compared to $157.1 million for fiscal year 1998. Approximately two-thirds of the revenue decrease was attributable to a decrease in unit sales of CD-ROM controllers compared to fiscal 1998, with the remainder of the decrease due to a decline in the average selling price ("ASP") of the CD-ROM controllers. The decrease in unit sales was due to a loss of CD-ROM and CD-RW market share, the maturation of the CD-ROM market, development delays in the Company's next-generation CD-ROM and CD-RW products, and to a lesser extent, economic downturns in the Asian markets to which a large majority of the Company's products are sold. Overall, sales of optical storage products, which accounted for 82% of the Company's revenues in the prior fiscal year, declined 64% in fiscal year 1999.

         For fiscal years 1999 and 1998, sales to the Company's top ten customers accounted for approximately 70% and 81%, respectively, of the Company's net revenues. Two customers accounted for over 10% of revenues in fiscal 1999, compared to three customers in fiscal 1998. International sales, principally to Japan, Korea, Singapore, and Belgium accounted for approximately 86% and 92% of the Company's net revenues in fiscal 1999 and 1998, respectively. See Note 18 to the Consolidated Financial Statements.

         Included in net revenues for fiscal 1999 and fiscal 1998 were $3.5 million and $1.2 million, respectively, of nonrefundable technology license fees and royalties.

         The Company anticipates that net revenues for at least the first two quarters of fiscal year 2000 will continue to be significantly less than the comparable periods of the previous fiscal year as the Company completes its transition to its next generation CD-RW controllers, which are not expected to reach mass production until the second half of fiscal 2000. See "Factors That May Affect Future Results" below.

         GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 44.2% in fiscal 1999 as compared to 47.5% in fiscal 1998. The decrease in gross margin is primarily the result of a decrease in ASPs for the Company's CD-ROM controller products which was only partially offset by a decrease in the Company's unit cost for the same products. Additionally, operations costs included in cost of goods sold, which were relatively flat on a dollar basis, became higher as a percentage of revenues due to the significant decline in sales volumes.

         Gross margin in fiscal 1999 includes a $2.8 million provision for potential forfeiture of certain foundry deposits with Chartered Semiconductor. See footnote 12 to the consolidated financial statements. Gross margin in fiscal 1998 included the impact of a charge to cost of revenues related to increases in inventory reserves of $3.3 million recorded during the year as well as a $3.5 million charge related to the discontinuation of the graphics and audio/communications businesses. Excluding the impact of these inventory and foundry-related charges, gross margin would have been 48.2% in fiscal 1999 and 51.8% in fiscal 1998.

         The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. The Company continues to experience severe price pressure on its CD-ROM controller products and expects such price erosion to continue. The Company does not believe it can achieve cost reductions or sales of new products with higher gross margins which fully offset the expected price declines of its CD-ROM products and therefore, it expects gross margin percentages to decline. In addition, given the extremely competitive nature of the optical storage and consumer market, the Company believes that gross margins for new products in its optical storage market and consumer market will be lower than historical levels and that, as a result, gross margins in general will decline in the future.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses were $51.1 million and $49.7 million, and expressed as a percentage of net revenues were 71.9% and 31.6% in fiscal 1999 and 1998, respectively. The absolute dollar increase in research and development spending for fiscal 1999 compared to 1998 was primarily due to the hiring of additional technical personnel, as well as increased purchased technology amortization expense related to the Odeum, ViewPoint and XLI acquisitions made in the fourth quarter of fiscal year 1998 and first quarter of fiscal year 1999. Research and development expenses increased significantly as a percentage of net revenues for fiscal 1999. This increase was due to the significant decrease in the Company's net revenues compared to fiscal 1998. The Company will continue to invest substantial resources in research and development in an effort to complete the development of its new products in the Company's target markets.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (S,G&A) expenses increased 14% to $35.1 million in fiscal 1999 from $30.9 million in fiscal 1998. During the second quarter of fiscal year 1999, the Company incurred approximately $1.6 million of consulting fees and other expenses related to the evaluation of a buyout proposal from Gold Acquisition Group. Additionally, legal expenses related to the complaint the Company filed with the International Trade Commission (ITC) on April 7, 1998 and additional litigation were higher in fiscal year 1999 compared to fiscal year 1998. See "Legal Proceedings". The increase from 1998 to 1999 was also due to the hiring of additional management and administrative personnel since the year-ago periods, and associated expenses. S,G&A expenses increased significantly as a percentage of net revenues for fiscal 1999 compared to fiscal 1998 due primarily to the significant decrease in the Company's net revenues.

         ACQUISITION-RELATED CHARGES. Acquisition-related charges include the costs associated with the acquisitions of ViewPoint and XLI in fiscal 1999 and the acquisition of certain assets of ODEUM in fiscal 1998.

         During the first quarter of fiscal 1999, the Company acquired ViewPoint and XLI See note 10 of Notes to Consolidated Financial Statements. Of the combined purchase prices of the two companies, $7.2 million was allocated to in-process research and development (IPR&D) and was charged to operations ($4.8 million related to ViewPoint, $2.4 million related to XLI). Substantially all of the remainder of the purchase prices of the two companies (aside from allocations to tangible assets totaling $0.9 million) was allocated to purchased technology and other intangible assets (totaling $8.8 million) recorded on the Company's balance sheet, and is being amortized to operations on a straight-line basis over three years.

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

         RESTRUCTURING CHARGES. During 1998, the Company discontinued its graphics and audio/communications businesses and incurred a charge to operations of approximately $1.8 million related to these discontinued businesses. The $1.8 million charge consisted of $1.0 million related to a write-off of prepaid royalties, approximately $0.6 million for severance pay and $0.2 million for miscellaneous charges. See note 17 of Notes to Consolidated Financial Statements.

         NONOPERATING INCOME. For fiscal 1999, non-operating income, net, consisted primarily of net interest income of $5.6 million. For fiscal 1998, non-operating income, net, included net interest income of $7.4 million, net foreign currency exchange losses of $2.5 million and approximately $10.6 million related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company filed with the ITC on July 21, 1997. The decrease in net interest income was due primarily to a reduction in the Company's invested cash balance for most of fiscal 1999 (prior to the receipt of the proceeds of the sale of the UICC investment discussed in note 12 of Notes to Consolidated Financial Statements). The Company recorded a small net foreign currency exchange gain in fiscal 1999, due to strengthening of the Japanese yen as compared to the exchange loss in fiscal 1998.

         INCOME TAXES. The effective tax benefit rate for fiscal year 1999 was 10.2%. The benefit rate was significantly less than statutory rates due to limitations on net operating loss carryback benefits available to the Company, as well as an increase to the valuation allowance against the Company's deferred tax asset. The Company's effective tax rate was 15.0% in fiscal 1998, which was lower than statutory rates as a result of research and development credits earned by the Company becoming a higher percentage of the Company's' lower taxable income. See Note 11 of Notes to Consolidated Financial Statements.

         FISCAL 1998 COMPARED TO FISCAL 1997

         NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from product sales. Net revenues decreased 6% to $157.1 million in fiscal 1998 from $167.4 million in fiscal 1997. This decrease was primarily the result of a decrease in revenues from the sales of CD-ROM controller products and Video CD products partially offset by an increase in revenues from the sale of digital imaging products. The decrease in revenues from CD-ROM controller products was primarily due to a decrease in the average selling prices ("ASPs") of the products partially offset by an increase in unit sales. The decrease in revenues from Video CD products was primarily due to a decrease in unit sales as well as a decrease in ASPs. The increase in revenues from the sales of digital imaging equipment products was primarily the result of an increase in unit sales partially offset by a decrease in ASPs.

         Net revenues from sales of the Company's CD-ROM controller products were approximately $127.4 million in fiscal 1998 compared to $140.8 million in fiscal 1997, accounting for 81% and 84% of net revenues, respectively. Although the Company is attempting to diversify its revenue product base in the three core markets of optical storage, consumer electronics and digital imaging, it anticipates that CD-ROM controller sales will continue to account for a substantial majority of its revenue in the foreseeable future.

         Net revenues from sales to the Company's top ten customers in fiscal 1998 and 1997 accounted for approximately 81% and 78%, respectively, of the Company's net revenues.

         International sales, principally to Japan, Taiwan, Korea and Belgium accounted for approximately 92% and 96% of the Company's net revenues in fiscal 1998 and 1997, respectively. This decrease in international sales, as a percentage of total sales, is primarily attributable to a decrease in international revenues as well as an increase in domestic revenues in the comparison periods.

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

         GROSS MARGIN. The Company's gross margin decreased to 47.5% in fiscal 1998 as compared to 56.3% in fiscal 1997. Gross margin in fiscal 1998 included the impact of a charge to cost of revenues related to increases in inventory reserves of $3.3 million recorded during the year as well as a $3.5 million charge related to the discontinuation of the graphics and audio/communications businesses. Excluding the impact of these inventory-related charges, gross margin in fiscal 1998 would have been 51.8%. Gross margin in fiscal 1997 included the impact of a charge to cost of revenues related to increases in inventory reserves of $2.6 million recorded during the year. Additionally, gross margin in fiscal 1997 included the impact of favorable adjustments to cost of revenues of approximately $18.7 million associated with the sale of products which had been fully reserved in a prior period as well as manufacturing cost adjustments of $3.0 million related to foundry agreements. Excluding the impact of these adjustments, gross margin for fiscal 1997 would have been 44.9%. The increase in gross margin during the comparison periods, excluding the impact of the adjustments recorded in fiscal 1998 and fiscal 1997, was primarily the result of a product mix shift to higher margin CD-R/W controllers and digital imaging products during the comparison periods. Gross margins related to the graphics and audio/communications businesses which the Company discontinued in the quarter ended March 31, 1998 accounted for less than 2% and 1% of the Company's total gross margin contribution in fiscal 1998 and 1997, respectively.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $49.7 million and $34.7 million, and expressed as a percentage of net revenues were 31.6% and 20.7% in fiscal 1998 and 1997, respectively. This increase in research and development expenditures in fiscal 1998, both in terms of absolute dollars and as a percentage of net revenues was primarily the result of the hiring of additional personnel and related expenses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 42% to $30.9 million in fiscal 1998 from $21.7 million in fiscal 1997. Additionally, selling, general and administrative expenses increased as a percentage of net revenues to 19.7% in fiscal 1998 from 12.9% in fiscal 1997. This increase was principally the result of the hiring of additional management and administrative personnel and associated expenses, costs associated with the implementation of a new management information system as well as increases in legal expenses. The increase in legal expenses relates primarily to a complaint the Company filed with the International Trade Commission on July 21, 1997 ("ITC Complaint") and additional litigation related to a settlement agreement with one of the parties in the ITC Complaint.

         ACQUISITION-RELATED CHARGES. Acquisition-related charges for fiscal 1997 included costs associated with the acquisitions of Pixel Magic.

         In November 1995, the Company acquired Pixel Magic, a privately-held company based in Andover, Massachusetts for $10.5 million in cash, of which $5.0 million was contingent upon the achievement of certain performance criteria over a three-year period. Approximately $4.8 million of the initial cash payment was allocated to in-process research and development and was charged to operations in fiscal 1996. In June 1997, the Company waived certain of the performance criteria and agreed to pay the contingent amount of $5.0 million in two installments during calendar 1998. The first payment of $3.0 million was paid in January 1998 and the second payment of $2.0 million is due in December 1998. As a result of this agreement and because the contingent amount was based, in part, on the continued employment of the former shareholder/employees of Pixel Magic, Inc., the Company recorded a compensation charge of $5.0 million in fiscal 1997.

         NON-OPERATING INCOME, NET. Non-operating income, net consisted primarily of net interest income of $7.4 million, net foreign currency transaction losses of $2.5 million and approximately $10.6 million related to the settlement agreement between the Company and United Microelectronics Corporation in connection with a complaint the Company filed with the International Trade Commission on July 21, 1997. See "Legal Proceedings".

         INCOME TAXES. The Company's effective tax rate was 15.0% and 38.0% in fiscal 1998 and 1997, respectively. The decrease in effective rate is primarily due to the Company's continued decrease in taxable income along with the substantial research and development credits earned by the Company offset by a partial valuation allowance recorded during 1998. See Note 11 of Notes to Consolidated Financial Statements.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors should be carefully considered in evaluating the Company and its business.

         QUARTERLY RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATION; FUTURE REVENUES ARE UNPREDICTABLE AND SUBJECT TO SEASONALITY. The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, including factors that generally affect everyone in its industry and factors that are more specific to its business and product lines. The principal risk the Company faces in its business and one which has had, and is expected to continue to have, a significant effect on its operating results, is its dependence on the optical storage market. Other factors specific to its business and product lines include the following: The Company's ability to diversify its product offerings and the markets for its products; the current market for its products; the loss or gain of important customers; the timing of significant orders and order cancellations or reschedulings; pricing policy changes by Oak and its competitors and suppliers; the potential for significant inventory exposure; the timing of the development and introduction of new products or enhanced versions of existing products; market acceptance of new products; increased competition in product lines; barriers to entry into new product lines; and the competitiveness of Oak's customers.

         In addition, the Company's quarterly operating results could be materially adversely affected by any judgment or settlement in the Company's ongoing stockholder legal proceedings. The Company believes that quarterly revenue and operating results are likely to continue to vary significantly in the future and period-to-period comparisons of its operating results are not necessarily meaningful. Readers should not rely on period-to-period comparisons as indications of future performance.

         Other factors generally affecting the semiconductor industry include the following: rapid technological change; rapid product obsolescence; availability of foundry capacity; fluctuations in manufacturing yields; availability and cost of raw materials; the cyclical nature of the semiconductor industry; seasonal customer demand; potential for erosion of product prices; and general economic conditions.

         The semiconductor industry historically has been characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity, periods of production shortages, variations in manufacturing costs and yields, and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. Any downturns in the industry would have a material adverse effect on the Company's business and results of operations

         The Company has experienced in the past and may in the future experience substantial period-to-period fluctuations in operating results due to these general semiconductor industry conditions. The downturns in the industry often occur in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions. These downturns have been characterized by abrupt fluctuations in product demand, production over-capacity and subsequent accelerated erosion of average selling prices, and in some cases have lasted for more than a year. Even if customers' aggregate demand were not to decline, the availability of additional capacity can adversely impact pricing levels, which can also depress revenue levels.

         Any one or a combination of the above factors may adversely affect the business and financial condition of the Company.

         HISTORY OF OPERATING LOSSES. Although the Company experienced periods of profitability following its reincorporation in Delaware in October 1994 in connection with its initial public offering (the Company was first incorporated in California in 1987), the Company sustained losses following the initial public offering. Further, while the Company had net income of $5.9 million in fiscal 1998, the Company experienced a net loss of $50.7 million in fiscal 1999. Its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998 and an operating loss of $61.9 million for fiscal 1999 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). The Company's operating losses generally have been due to the Company's dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In fiscal 1998, the Company failed to timely and/or adequately develop its integrated CD-ROM controller product and second generation CD-RW product. Consequently, for fiscal 1999, the Company was dependent on mature CD-ROM products and its first generation CD-RW product for its revenue. These mature products have continued to decline in both unit sales volume and average sales price in each successive quarter. The Company is currently sampling its next generation CD-RW product, but the Company cannot accurately predict the level of customer acceptance and the product's impact on operating results. If the Company incurs additional losses or fails to achieve profitability in the future, this will have a material adverse effect on the Company's business and may affect the trading price of the Company common stock.

         DEPENDENCE ON CD-ROM AND CD-RW CONTROLLER PRODUCTS. Sales of the Company's CD-ROM and CD-RW controller products comprised 65%, 81% and 84% of the Company's net revenues in fiscal years 1999, 1998 and 1997, respectively. The Company's future revenue generation is highly dependent on the successful introduction of its next generation CD-RW product, although the Company can provide no assurance that this product will achieve customer acceptance. Although sales of CD-ROM controller products are expected to continue to account for a portion of the Company's total revenues for the foreseeable future, the Company expects that sales of its CD-ROM controller products will continue to decline. The Company is no longer developing any CD-ROM controllers, but is instead focusing its development efforts on controllers for CD-RW and DVD applications. If the Company experiences delays in its product development efforts or fails to achieve market acceptance, the Company will need other sources of revenue to offset the continued decline in sales of its CD-ROM controllers.

         Although the Company was a leading supplier of CD-RW controllers, due to product delays in its second generation CD-RW product, the Company lost its leadership in this market. While the Company is currently sampling its next generation CD-RW product, no assurance can be given this product will be competitive in the marketplace or accepted by the Company's targeted customers. In addition, even if this product proves to be competitive and is accepted by targeted customers, there is no assurance that the Company's customers will be successful.

         The Company also faces increased competition in the emerging CD-RW and DVD markets. See "-Competitive Market." Moreover, the current trend toward integrating increased functionality on the CD-ROM, CD-RW or DVD controller potentially adds to the development and manufacturing costs of producing the controller. The Company's revenues and gross margins from its optical storage controller products will be dependent on the Company's ability to introduce these integrated products in a commercially competitive manner.

         The decrease in the overall level of sales of, and prices for, the Company's CD-ROM and older generation CD-RW controller product due to introductions of newer products by competitors, the decline in demand for CD-ROM controller products generally, product obsolescence and delays in the Company's integrated CD-ROM controller product and its next generation CD-RW product, have had a material adverse effect on the Company's business, financial condition and results of operations, and will continue to have that effect if the Company fails to successfully introduce new products to the market and have these products accepted by targeted customers.

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

         NEW PRODUCT INTRODUCTIONS. The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's financial performance is highly dependent upon timely and successful execution of next generation and new products, particularly in light of the continued decline in sales from the Company's mature CD-ROM and CD-RW products and the Company's failure to timely develop new products for the optical storage market in fiscal 1998 and 1999. Specifically, the Company's performance is highly dependent upon the successful development, timely introduction and customer acceptance of its next generation CD-RW controller, MPEG-2 decoder for the DVD player market, and imaging processing chip for the digital imaging equipment market.

         If the Company fails to introduce new products successfully or its new products fail to achieve market acceptance, its business, financial condition and results of operations will be materially adversely affected. The success of new product introductions is dependent on several factors, including: recognition of market requirements; product cost; timely completion and introduction of new product designs; quality of new products; differentiation of the Company's products from those of its competitors; improvements in existing technologies; and development and implementation of new process technologies to reduce semiconductor die size, improve device performance in manufacturing yield, adapt product and processes to technological changes, and adopt emerging industry standards.

         In both the optical storage and consumer electronics markets, particularly DVD, a variety of standards and formats are being proposed, making it difficult to develop product to market requirements, and making it even more difficult for the market to develop.

         The success of the Company's efforts is also dependent upon securing sufficient foundry capacity for volume manufacturing of wafers and achievement of acceptable manufacturing yields from the Company's contract manufacturers. (See the discussion of risks related to foundry capacity under the heading "Risks of Supply Constraints and Manufacturing Process" above). Due to the design complexity of the Company's products, especially with the increased levels of integration that are required, the Company has experienced delays in completing development and introduction of new products, particularly in its products for the optical storage and the digital imaging equipment markets.

         No assurance can be given that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner or that its products will be selected for design into the products of its targeted customers. Also, there can be no assurance that the products of the Company's customers will be successfully introduced into the market. If the Company fails in its new product development efforts or its products fail to achieve market acceptance, the Company's business, financial condition and results of operations will be materially adversely affected.

         ACQUISITIONS. The Company has begun to pursue, and will continue to pursue, opportunities to acquire key technology to augment its technical capabilities or to achieve faster time to market as an alternative to developing such technology internally. On July 29, 1999, the Company announced its intention to acquire Xionics Document Technology, Inc., a leading supplier of embedded software for the digital imaging market. Acquisitions involve numerous risks, including difficulties in integration of the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the coordination of sales, marketing and research and development; and the potential loss of key employees of the acquired company. In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance.

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

         THE COMPANY'S MARKETS EXPERIENCE RAPID TECHNOLOGICAL CHANGE. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. Moreover, the Company is currently attempting to enter several new segments of the consumer electronics market in which the Company has not previously operated. These markets are intensely competitive, and the Company will have to compete with large domestic and international companies, some of whom have long standing relationships with the Company's target customers. The Company must continue to enhance its current product line and develop and introduce new products that keep pace with the technological developments of its competitors. The Company must also satisfy increasingly sophisticated customer requirements. If the Company cannot successfully respond to the technological advances of others or if its new products or product enhancements do not achieve market acceptance, the Company's business, operating results and financial condition could be seriously harmed.

         COMPETITIVE MARKETS. The optical storage and consumer electronics markets in which the Company competes is intensely competitive and is characterized by rapid technological change, declining unit average sales prices and rapid product obsolescence. In these two markets the Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. Furthermore, the Company is currently attempting to enter the digital broadcast market in which it has not previously operated. This market is intensely competitive and the Company will have to compete with large domestic and international companies that have long standing relationships with target customers.

         The willingness of prospective customers to design the Company products into their products depends, to a significant extent, upon the Company's ability to have product available at the appropriate market window and to price these products at a level that is cost effective for these customers. The markets for most of the, applications for the Company's products, especially in the consumer electronics market and the optical storage market, are characterized by intense price competition. As the markets for these products mature and competition increases, as has been the trend for the optical storage and DVD segment of the consumer electronics market, the Company anticipates that average sales prices on products will decline. If the Company is unable to reduce costs sufficiently to offset declines in average sales prices or is unable to successfully introduce new higher performance products with higher average sales prices, operating results will be materially adversely affected. In addition, if the Company experiences yield or other production problems or shortages of supply that increase manufacturing costs, fail to reduce manufacturing costs or fail to utilize prepaid deposits with foundries, the Company's business, financial condition and operating results will be materially adversely affected.

         Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. In addition, in the digital imaging market, the most intense competition comes from captive suppliers, and increased competition is anticipated from captive suppliers to the optical storage market as this market transitions to DVD. Also, the ability to compete successfully in the PC and consumer DVD market and digital broadcast markets depends on the ability to develop partnerships with other companies established in the industry and to gain recognition in such markets. There can be no assurance that participation in these new markets will produce positive results.

         The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the following: price, quality and performance of the Company's and its customers' products; the timing and success of new product introductions by the Company, its customers and competitors; the development of technical innovations; the ability to obtain adequate foundry capacity and sources of raw materials; the efficiency of production; the rate at which its customers design its products into their products; the market acceptance of the products of its customers; the number and nature of its competitors in a given market; the ability to protect its proprietary information and to obtain or preserve its rights to the intellectual property of other parties necessary in its business; and general market and economic conditions.

         There can be no assurance that the Company will be able to compete successfully against respective current or future competitors, or that competitive pressures faced by it and its customers will not have a material adverse effect on the business, results of operations or financial condition of the combined company.

         THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect intellectual property rights. However, these measures afford only limited protection. Competitors of the Company may be able to effectively design around the Company's patents. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted under those patents will provide competitive advantages to the Company. Moreover, while the Company holds or has applied for patents relating to the design of its products, some of the Company's products are based in part on standards, for which the Company does not hold patents or other intellectual property rights. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Moreover, the Company intends to seek additional international and United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company s pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company.

         Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. In fiscal 1997 and again in fiscal 1998, the Company filed a complaint with the International Trade Commission ("ITC") against certain Asian manufacturers of optical storage controller devices based on the Company's belief that those devices infringed one or more of the Company's patents. The complaint seeks a ban on the importation into the United States of any infringing CD-ROM controller or products containing infringing CD-ROM controllers. The Company has incurred significant legal expenses in connection with each of these lawsuits. Any litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not that litigation results in a favorable determination for the Company. In the event of an adverse result in any litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop noninfringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in developing new technology or that those licenses would be available on reasonable terms, or at all, and any development or license could require expenditures by the Company of substantial time and other resources.

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

         THE COMPANY MAY BE UNABLE TO OBTAIN THIRD PARTY INTELLECTUAL PROPERTY RIGHTS. Certain technology used in the Company's products is licensed from third parties, and in connection with these licenses, the Company is required to fulfill confidentiality obligations and, in some cases, pay royalties.
Some of the Company's products, require various types of copy protection software that the Company must license from third parties. Should the Company lose its rights to, or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its products. The Company's agreements with third parties often have no specified term and may be terminated by either party in the event of breach by the other. The Company's business could be adversely affected by the loss for any reason of these third-party agreements. Given the trend to include increasing levels of functionality on a chip, in the future it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that those licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter into those license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. The Company or its foundries may, from time to time, be notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, the Company may seek licenses under those patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and suspend the manufacture of products or the use by the Company's foundries of processes requiring the technology.

         Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, the Company may not be able in any or every instance, to settle an alleged patent infringement claim through a cross-licensing arrangement, especially given that the Company has a limited patent portfolio. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or the Company is required to pay substantial damages or awards, the Company's business, financial condition and results of operations would be materially adversely affected.

         RISKS ASSOCIATED WITH THE USE OF INDEPENDENT FOUNDRIES AND ASSEMBLY AND TEST VENDORS AND MINIMUM PURCHASE SUPPLY CONTRACTS. The Company contracts with independent foundries to manufacture all of its products, and with independent vendors to assemble and test its products. Under its foundry agreements, the Company is required to place non-cancelable orders and purchase its products on an approximately three-month rolling basis. The Company is currently committed under an agreement with two of its foundries to purchase certain minimum amounts of capacity. In the fourth quarter of fiscal 1999, the Company recorded a $2.8 million loss provision against its deposit with one of its foundries.

         The Company's customers, on the other hand, generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be cancelled, without significant penalty. Due to the Company's relatively narrow customer base for certain devices and the short product life cycles of the Company's products, these cancellations can leave the Company with significant inventory exposure. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled or do not occur as quickly as expected, the Company's expense in inventory levels could be disproportionately high, which would materially adversely affect its business, financial condition and results of operations for that quarter or for the year.

         In addition, the Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet its needs to produce products of acceptable quality and with acceptable manufacturing yield and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. If there is a decrease in available foundry capacity, it is likely that the lead time required to manufacture the Company's products will increase, which may materially adversely affect the Company's results of operations and financial condition. In periods of manufacturing capacity shortages, the Company may not be able to meet its customers' required delivery time. Also, if the Company is unable to timely respond to its customers' needs, the Company may lose customer orders. Insufficient orders will result in under-utilization of the Company manufacturing facilities and prepayments with two of the Company's foundries for certain minimum amounts of capacity, which also will adversely affect the Company's business, financial condition and operating results.

         Product supply and demand fluctuations common to the semiconductor industry are historically characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the addition of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in 1995 to what has been a period of excess capacity for approximately the last twelve months, although capacity has recently tightened. During a period of industry overcapacity, profitability can drop sharply as factory utilization declines and high fixed costs of operating a wafer fabrication facility are spread over a lower net revenue base. No assurance can be given that the Company can or will achieve timely, cost-effective access to that capacity when needed.

         Factors which could damage relationships with the Company's current and prospective customers or provide an advantage to its competitors include: the loss of any foundry as a supplier; inability in a period of increased demand for the Company's products to expand foundry capacity; inability to obtain timely and adequate deliveries from current or future suppliers; delays in shipments of the Company's products; disruption of operations at any of the Company's manufacturing facilities; and product defects and the difficulty of detecting and remedying product defects.

         The Company's reliance on independent manufacturers and third party assembly and testing vendors involve a number of additional risks, including: the unavailability of, or interruption in access to, certain process technologies; and reduced control over delivery schedules, quality assurance and costs.

         Any problems with supply could adversely affect the Company's business, financial condition and operating results. As the Company generally does not use multiple services of supply for its products, the consequences of these factors occurring is magnified.

         In addition, as a result of the Company's dependence on foreign subcontractors, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general political risks, which include the risks described under the heading "Risks Pertaining to International Business" below.

         RISKS PERTAINING TO INTERNATIONAL BUSINESS. During fiscal 1999, 1998 and 1997, 86%, 92% and 96%, respectively, of the Company's net revenues were derived from international sales. A large portion of the Company's revenues are derived from international sales. A substantial portion of the Company's international revenues are derived from manufacturers of CD-ROM drives in Japan, Taiwan, Korea and Singapore. Most of the Company's foreign sales are negotiated in US dollars, although invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations in these and other countries.

         The Company is subject to the additional risks of conducting business outside of the United States. These risks include: unexpected changes in, or impositions of, foreign legislative or regulatory requirements; delays resulting from difficulty in obtaining export licenses for certain technology; tariffs, quotas and other trade barriers and restrictions; longer payment cycles; greater difficulty in collecting accounts receivable; potentially adverse taxes and adverse tax consequences; the burdens of complying with a variety of foreign laws; political, social and economic instability; potential hostilities; changes in diplomatic and trade relationships; and fluctuations in foreign currencies.

         For example, the Company has made a significant investment in foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and the People's Republic of China. In addition, China is the primary market for the Company's consumer DVD and cable and satellite products, and, therefore, any political or economic instability in China could significantly reduce the demand for these products.

         While these factors or the impact of these factors are difficult to forecast, any one or more of these factors could adversely affect the Company's operations in the future or require the Company to modify its current business practices.

         LIMITED CUSTOMER BASE. The Company has derived a substantial portion of its net revenues from a limited number of customers and expects this concentration to continue. These customers were all purchasers of the Company's CD-ROM and CD-RW products. (Please see the discussion above under the heading "Dependence on CD-ROM and CD-RW Controller Product" for a description of the decline in revenues the Company has experienced in connection with sales of our CD-ROM product.) At June 30, 1999, one international customer accounted for approximately 40% of accounts receivable. In addition, the Company has experienced significant changes from year to year in the composition of its major customer base, including the loss in the past year of two customers who combined were responsible for approximately 24% of the Company's sales in fiscal year 1998. The Company believes this pattern will continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the Company has no long term purchase agreements with any of its customers. The loss of or significant reduction in purchases by, current major customers of the Company would have a material adverse effect on the Company's business, financial condition and operating results.

         NEED FOR ADDITIONAL CAPITAL. In order to remain competitive, the Company must continue to make investments in new facilities and capital equipment, and significant amounts of capital additions could be required in subsequent years. Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, the Company has entered into and will continue to consider various possible transactions, including various "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require the Company to seek additional financing. The Company believes that existing liquid resources and funds generated from operations, if any, combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations into the foreseeable future. The Company believes that the level of a company's financial resources is an important factor in its industry. Accordingly, the Company may from time to time seek additional equity or debt financing. There can be no assurance that those funds will be available on terms acceptable to the Company when needed. Any future equity financing will also lead to dilution to existing shareholders.

         DEPENDENCE ON KEY PERSONNEL. The Company's future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel. In February 1999, the Company appointed a new President and Chief Executive Officer, Young K. Sohn. It is important for the Company to retain the services of Mr. Sohn. In fiscal 1999, the Company also appointed a new Vice President and General Manager to head its Optical Storage Group, a new Chief Financial Officer, a new Vice President of Sales, and a new Vice President of Human Resources. The Company is in the process of recruiting additional senior management positions as well as technical personnel. Competition for these persons is intense and there can be no assurance that the Company will be able to attract and retain additional senior managers and technical personnel.

         IMPACT OF YEAR 2000. The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is dependent, to a significant extent, on computer technology with date-sensitive functions. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing incorrect reporting and disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The issue spans both information technology and non-information technology systems that use date data. In addition to the Company's own systems, the Company relies, directly and indirectly, on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and government entities, both domestic and international.

         The Company's committee for the Year 2000 issue has a year 2000 project plan consisting of the following five phases: Inventory/Assessment, Conversion, Vendor Readiness, Contingency Planning, Testing and Implementation. The Inventory/Assessment, Conversion, Testing and Implementation phases of the project were complete as of August 31, 1999, and the Company is in the process of concluding the Vendor Readiness and developing the Contingency Planning phases. The entire Year 2000 project is expected to be completed in the fall of 1999.

         In its Inventory/Assessment phase, the Company examined well over two thousand items for Year 2000 compliance. For internal systems, the Company examined all network components, PCs, Unix workstations, business applications, CAD systems, desktop applications, operating systems, testers, telephone system, FAX, copiers, security and environmental systems. The Company purchased a Y2K tool and repaired all PC BIOS and converted all Excel and Access data files. The Company has also upgraded all servers, workstations and network components. Major business application systems including the Oracle Enterprise Resource Planning system and FactoryWorks Manufacturing Execution System have been fully upgraded and tested to Y2K compliance status. The Company's Wide Area Network was successfully tested to be Y2K ready. The security system was upgraded to be Y2K compliant. The Company also obtained Y2K compliance statements from CAD systems, telephone, energy and environmental system vendors. Further upgrades are to be applied to some desktop applications before the end of year.

         The Company is actively responding to all customer requests for compliance, surveys and other general information related to its Year 2000 programs. The Company will also request assurance from its key customers that they, and their products which incorporate the Company products, are Year 2000 compliant.

         The Company will develop a Contingency Plan that will address the non-compliance of vendors/suppliers and any "worst case" Year 2000 issues that the Company may be confronted with. In the worst case, the Company or the key customers and/or suppliers on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worst case, the Company or parties on which it depends may, for an extended period of time be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

         All product related assessments and testing were completed as of June 30, 1999. Updates or status on products are available on the Company's web site (www.oaktech.com). The Company considers a product or system to be Year 2000 compliant if the date/time data is accurately processed (including, but not limited to, calculating, comparing, and sequencing) from, into and between the twentieth and twenty-first centuries, and the years 1999 and 2000 along with leap year calculations. To date, the Company has not identified any non-compliant products and therefore, no material costs have been incurred with respect to remediation. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to product related Year 2000 compliance issues.

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

         As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans in a timely manner, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers and customers that new and upgraded information systems and other products will be Year 2000 compliant. The Company is testing certain third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

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

         The Company has not yet developed a contingency plan that addresses how it plans to handle any of the "worst-case" Year 2000 issues that may confront it, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally, through the Year 2000 project described above.

         The Company's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. As a result, the Company has no reasonable basis to conclude that the Year 2000 problem will not have a materially adverse effect on the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of June 30, 1999 consisted of approximately $133.2 million in cash, cash equivalents and short-term investments. The Company also has approximately $14.0 million in lines of credit with Taiwanese financial institutions, all of which was available at June 30, 1999. Additionally, approximately $12 million in lines of credit exist with a Japanese financial institution, all of which was available at June 30, 1999.

         In fiscal 1999, operating activities used net cash of approximately $10.5 million. The Company's net loss of approximately $50.7 million was offset by reduction in accounts receivable and inventories of $15.1 million, as well as the non-cash effect of depreciation and amortization of $11.5 million, in-process research and development write-offs of $7.2 million, and deferred taxes of $4.2 million. Investing activities utilized cash of approximately $26.3 million primarily due to the ViewPoint and XLI acquisitions ($15.2 million, net of cash acquired) and additions to property, plant and equipment of $6.0 million. The proceeds of the sale of the Company's investment in the UICC foundry were used to purchase additional short-term investments. Borrowings under the Company's line of credit in Japan were paid in full as of June 30, 1999 and resulted in a net $2.4 million use of cash during fiscal 1999. Additionally, the Company repurchased 858,000 shares of its common stock in fiscal 1999, for a total of approximately $2.7 million.

         In July 1999, the Company announced it had entered into a definitive agreement to acquire Xionics Document Technologies, Inc. Under the terms of the agreement, which is subject to approval by the shareholders of both companies, the Company would issue approximately 10.6 million shares of common stock and approximately $38.7 million in cash to acquire all of the common stock of Xionics.

         The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment, the Xionics acquisition, and any other investments it may make through at least the next twelve months. If, however, during the next 12 to 18 month period the Company fails to increase its revenue or is unable to reduce its expenses below its revenues, then the Company may be in a position where it will need to seek additional financing. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, other than the Xionics acquisition noted above.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of June 30, 1999 and 1998, the Company had foreign currency exchange contracts to exchange Yen for approximately $1,030,000 and $4,690,000, respectively. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at June 30, 1999 and 1998, the effect on the company's consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

         The Company's cash equivalents and short-term investments ("investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. The Company manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations which mature with the next 24 months. In addition, the Company does not use investments for trading or other speculative purposes. Due to the short maturities of its investments, the carrying value approximates the fair value. If market rates were to increase immediately and uniformly by 10% from levels as of June 30, 1999 and 1998, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.


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

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of August 31, 1999, the Directors of the Company, and the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

         Name                       Age     Position
         ----                       ---     --------
         David D. Tsang             57      Chairman of the Board of Directors

         Young K. Sohn              43      Chief Executive Officer, President,
                                            and Director

         Ta-Lin Hsu, Ph.D.          56      Director

         Timothy Tomlinson          49      Director

         Richard B. Black           66      Director

         Albert Y.C. Yu, Ph.D       58      Director

         Robert O. Hersh            44      Vice President, Finance, and Chief
                                            Financial Officer

         William Housely            43      Vice President of Oak, General
                                            Manager of Optical Storage Group

         Paul H.F. Vroomen          42      Vice President of Oak, General
                                            Manager of Consumer Group

         Peter Besen                44      Vice President of Oak, General
                                            Manager of Imaging Group

         Abel S. Lo                 49      Vice President of Oak, General
                                            Manager, Oak Technology, Taiwan

         Shawn M. Soderberg         38      Vice President, General Counsel and
                                            Secretary



         Mr. Tsang has served as Chairman of the Board of Directors of the Company since January 1991. He was also President and Chief Executive Officer of the Company from July 1987, when he founded the Company, until February 1999, and a Director of the Company since October 1987. Mr. Tsang has also held the positions of Chief Financial Officer from July 1987 to March 1993 and Secretary of the Company from July 1987 to December 1994. He also is a Director of ASE Test, a semiconductor assembly and testing company. Prior to joining the Company, Mr. Tsang was the founder and served in various positions including President, Chief Executive Officer and Chairman of Data Technology Corp., a manufacturer of disk controllers and high density disk drives, from 1979 to 1987, and co-founded Xebec, a manufacturer of disk controllers, where he was employed from 1974 to 1979. Mr. Tsang holds a B.S.E.E. degree in electrical engineering from Brigham Young University and an M.S. degree in electrical engineering from the Santa Clara University. On September 1, 1999 David D.
Tsang and certain of his relatives entered into a consent decree with the Securities and Exchange Commission in connection with an insider trading investigation. Pursuant to the terms of the settlement, Mr. Tsang neither admits nor denies the allegation that he provided nonpublic information to certain relatives. He did not profit personally from any transaction in question.

         Mr. Sohn joined the Company as President and Chief Executive Officer in February 1999. He has also been a Director of the Company since January 1998. Prior to joining the Company, and since January 1993, Mr. Sohn was employed by Quantum Corporation, most recently as President of its Hard Drive Business. From August 1983 to January 1993, he acted as Director of Marketing at Intel Corporation. Mr. Sohn currently serves on the Board of Directors of PLX Corporation, Inc. He holds a B.S. in electrical engineering from the University of Pennsylvania and an M.S. (M.B.A) from Massachusetts Institute of Technology.

         Dr. Hsu has been a Director of the Company since January 1991. He has been employed by H&Q Asia Pacific, the parent company of H&Q Taiwan Co., Ltd., since February 1985, most recently as Chairman. He is also a Director of Headway Technologies, ASE Technology Corporation, and Macronix Corporation. Dr. Hsu holds a B.S. degree in physics from National Taiwan University, an M.S. degree in electrophysics from Polytechnic Institute of Brooklyn and a Ph.D. in electrical engineering from the University of California, Berkeley.

         Mr. Tomlinson has been a Director of the Company since June 1988. He has been a partner of Tomlinson Zisko Morosoli & Maser LLP, a law firm, since 1983. Mr. Tomlinson is also a Director of Portola Packaging, Inc., a manufacturer of tamper evident closures and related equipment, Verisign, Inc., and SmartDisk Corporation. Mr. Tomlinson holds a B.A. degree in economics, an M.B.A. and a J.D. from Stanford University.

         Mr. Black has been a Director of the Company since November 1992 and was also a Director from December 1989 to January 1991. He also served as President of the Company from January 1998 to February 1999, as well as acting President of the Company's Optical Storage Group from August 1998 to February 1999. Mr. Black is also a director of Gabelli Funds, Inc., Gabelli Asset Management Inc., Morgan Group Inc., and GSI Lumonics. Mr. Black holds a B.S. degree in civil engineering from Texas A&M University and an M.B.A. from Harvard University.

         Dr. Yu has been a Director of the Company since August 1999. He is currently Senior Vice President of the Microprocessor Products Group of Intel Corporation, where he has been employed for the last 23 years. Prior to joining Intel, Dr. Yu was the head of Device Physics at Fairchild Semiconductor.

         Robert O. Hersh joined the Company as Vice President and Chief Financial Officer in December, 1998. Prior to joining Oak, from April of 1997, Mr. Hersh was Vice President of Operations and CFO at Network Peripherals. Prior to that he was Vice President of Finance and CFO at SEEQ Technology, and Executive Vice President and Chief Financial Officer at Alps Electric, Inc. (North America). Mr. Hersh holds an M.B.A. from California State University, Sacramento and a B.A. in accounting from California State University, Stanislaus, in addition to a California CPA certification.

         William L. Housley joined the Company as General Manager of the Optical Storage Group in March 1999. Prior to joining Oak, he was Director of Business Operations at Motorola's Semiconductor Products Sector in Austin, Texas. In addition, he was Vice President of Motorola's Mass Storage Controller Division. Housley holds a B.S. Electronics (Computer Science and Digital emphasis) from Northeastern State University, Tahlequah, Oklahoma.

         Mr. Vroomen joined the Company as Vice President, Strategic Marketing in September 1997. He has been Vice President and General Manager of the Consumer Products Group since January 1998. From May 1996 to June 1997, Mr. Vroomen was Vice President and General Manager of the Consumer Digital Entertainment business unit at VLSI Technology, Inc. From November 1994 to April 1996, Mr. Vroomen was Vice President, Sales & Marketing at Array Microsystems, Inc., a developer of codec chips for digital video applications and from April 1989 to November 1994, Mr. Vroomen was at Zilog, Inc. where he was Vice President of the Computer Peripherals business unit. He holds an M.S.E.E. from the Philips International Institute in Eindhoven, the Netherlands, and a Managerial Advancement Program diploma from the University of the Witwatersrand Graduate School of Business in Johannesburg, South Africa.

         Mr. Besen joined the Company as General Manager of Pixel Magic in October of 1995. He was appointed as a Vice President and General Manager of the Company in July of 1998. Prior to joining the Company, Mr. Besen spent eight years at LaserData, Inc., a document image processing company, most recently as Vice President of OEM sales. Mr. Besen holds an S.B.E.E. from Massachusetts Institute of Technology.

         Mr. Lo joined the Company as Engineering Design Manager in 1987. He has been General Manager, the Company Technology, Taiwan since 1989 and became a Vice President of the Company in April 1995. Prior to joining the Company, he was Software Manager at Convergent Technologies, a computer system manufacturer, from June 1986 to May 1987, and Software Manager at the Systems Division of ITT Corp. from May 1985 to June 1986. Mr. Lo holds a B.S. degree in electrical engineering from Seattle University, an M.S. degree in electrical engineering from the University of Washington and an M.S. degree in computer science from Rensselaer Polytechnic Institute.

         Ms. Soderberg was appointed Vice President, General Counsel and Secretary in May of 1998. She joined the Company in February of 1996 as General Counsel. Prior to joining the Company, she was General Counsel for Microtec Research, Inc., a software provider for embedded systems from April 1994 to February 1996. Ms. Soderberg holds a B.S. in accounting from the University of Santa Clara, a J.D. from Seattle University and an L.L.M. in taxation from New York University.

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

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K


         (a)      The following documents are filed as a part of this Report:

         1.  Financial Statements.                                                                             Page
                                                                                                               ----
         Independent Auditors Report..........................................................................  47

         Consolidated Balance Sheets -- As of June 30, 1999 and 1998..........................................  48

         Consolidated Statements of Operations -- For the Three Year Period Ended June 30, 1999...............  49

         Consolidated Statements of Stockholders' Equity - For the Three Year Period Ended June 30, 1999......  50

         Consolidated Statements of Cash Flows - For the Three Year Period Ended June 30, 1999................  51

         Notes to Consolidated Financial Statements...........................................................  52


         2. Financial Statement Schedule. The following Financial Statement
            Schedule of the Registrant is filed as part of this report:

         Schedule II - Valuation and Qualifying Accounts......................................................  81

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


         3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:


        Exhibit
        Number    Exhibit Title
        ------    -------------
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

         10.20    First Amendment to Plan of Reorganization and Agreement of
                  Merger dated October 27, 1995 among the Company, Oak
                  Acquisition Corporation, Pixel Magic, Inc. and the then shareholders of Pixel dated June 25, 1996 and Second Amendment thereto dated June 13, 1997 (16)**



         10.21    First Amendment to Non-Compete and Technology Transfer
                  Agreement by and among the Company, Pixel Magic, Inc. and Peter D. Besen dated June 13, 1997 (16)**

         10.22    Agreement of Termination of Employment Agreement between Pixel
                  Magic, Inc. and Peter D. Besen dated June 13, 1997(16)

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

         10.28    Amendment Agreement (No. 3) to Deposit Agreement dated
                  November 8, 1995 between Chartered Semiconductor Manufacturing
                  Ltd. and Oak Technology Inc. (20)

         10.29    Employment Agreement between Oak Technology Inc. and Young K.
                  Sohn dated February 27, 1999 (21)

         10.30 Loan agreement between Oak Technology Inc. and Young K. Sohn dated February 27, 1999 (21)

         10.31    Oak Technology Inc. Executive Stock Option Plan (21)

         10.32    Letter Agreement dated January 22, 1999 between the Special
                  Committee of the Board of Directors of Oak Technology, Inc.
                  and David T. Tsang and Ta-Lin Hsu (21)

         10.33    Amendment to Option Agreement dated June 30, 1999 between Oak
                  Technology Inc. and Taiwan Semiconductor Manufacturing Co.,
                  Ltd.

                  Agreement and Plan of Merger and Reorganization between Oak
                  Technology, Inc., Vermont
         10.34    Acquisition Corp. and Xionics Document Technologies, Inc.
                  dated July 29, 1999.

         23.01    Consent of Independent Auditors

         24.01    Power of Attorney (see page 82 of this Form 10-K)

         27.01    Financial Data Schedule

- -------------------------
               (1) Incorporated herein by reference to exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
               (2) Incorporated herein by reference to exhibit 3.05 filed with the Company's Registration Statement on Form S-1 (File No. 33-87518) declared effective by the Securities and Exchange Commission on February 13, 1995 (the "February 1995 Form S-1").
               (3) Incorporated herein by reference to the exhibit with the same number filed with the February 1995 Form S-1.
               (4) Incorporated herein by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-8 (File No. 333-4334) on May 2, 1996.

               (5) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
               (6) Incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 8-K dated October 2, 1995 (the "October 1995 form 8-K").
               (7) Incorporated herein by reference to Exhibit 2.2 filed with the October 1995 Form 8-K.
               (8) Incorporated herein by reference to Exhibit 2.3 filed with the October 1995 Form 8-K.
               (9) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.
               (10) Incorporated herein by reference to Exhibit 10.08 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
               (11) Incorporated herein by reference to Exhibit 10.04 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
               (12) Confidential treatment has been granted with respect to portions of this exhibit.
               (13) Incorporated herein by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
               (14) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
               (15) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
               (16) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.
               (17) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
               (18) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
               (19) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
               (20) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.
               (21) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
               *  Indicates Management incentive plan.
               ** Confidential treatment granted and/or requested as to
                  portions of the exhibit.

               (b)    Reports on Form 8-K.

         The Company filed a Report on Form 8-K on August 12, 1999, making an item 5 disclosure that it had announced that it had entered into an Agreement and Plan of Merger and Reorganization dated as of July 29, 1999 with Xionics Document Technologies, Inc.


TRADEMARK ACKNOWLEDGMENTS

         - Oak Technology, Inc. and the Oak logo are registered trademarks of the Company. Pixel Magic, XLI Corporation, iDSP, iCodec, and iRET, are trademarks of the Company.

         - All other brand names or trademarks appearing in the Form 10-K are the property of their respective owners.

                          INDEPENDENT AUDITORS' REPORT


         The Board of Directors
         Oak Technology, Inc.:


         We have audited the accompanying consolidated balance sheets of Oak Technology, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule, insofar as it relates to the three-year period ended June 30, 1999. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Technology, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



         KPMG LLP
         Mountain View, California
         July 30, 1999

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                     ASSETS

                                                                                          June 30,
                                                                             ----------------------------------
                                                                                  1999                 1998
                                                                             -------------        -------------
 Current assets:
     Cash and cash equivalents...........................................    $     19,500         $     59,803
     Short-term investments..............................................         113,703               57,422
     Accounts receivable, net of allowance for doubtful accounts of
        $555 and $809, respectively......................................           8,251               17,605
     Inventories, net....................................................           1,819                7,558
     Current portion of foundry deposits.................................           9,061                2,944
     Deferred tax asset..................................................             --                 5,356
     Prepaid expenses and other current assets...........................          11,120               10,967
                                                                             -------------        -------------
         Total current assets............................................         163,455              161,655

 Property and equipment, net.............................................          22,039               25,114
 Foundry deposits........................................................           7,760               18,231
 Investment in ventures..................................................             --                51,216
 Other assets............................................................          10,587                5,195
                                                                             -------------        -------------
          Total assets...................................................    $    203,841         $    261,411
                                                                             -------------        -------------
                                                                             -------------        -------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Notes payable and current portion of long-term debt.................    $         25         $      2,625
     Accounts payable....................................................           3,648                6,236
     Accrued expenses....................................................           8,467                8,217
     Deferred revenue....................................................             379                  263
                                                                             -------------        -------------
          Total current liabilities......................................          12,519               17,341

 Long-term debt..........................................................               5                   27
 Deferred income taxes...................................................           1,438                2,607
 Other long-term liabilities.............................................             457                  228
                                                                             -------------        -------------
          Total liabilities..............................................          14,419               20,203
                                                                             -------------        -------------

 Commitments and contingencies

 Stockholders' equity:
      Preferred stock, $0.001 par value; 2,000,000 shares authorized; none
          issued and outstanding as of June 30, 1999 and 1998 ...........             --                    --
      Common stock, $0.001 par value; 60,000,000 shares authorized;
          42,916,721 shares issued and 40,915,241 shares outstanding as of
          June 30, 1999; and 42,290,549 shares issued and 41,147,969
          shares and outstanding as of June 30, 1998.....................              42                   42
      Additional paid-in capital.........................................         164,784              163,172
      Treasury stock.....................................................          (9,437)              (6,708)
      Retained earnings..................................................          34,033               84,702
                                                                             -------------        -------------
          Total stockholders' equity.....................................         189,422              241,208
                                                                             -------------        -------------
          Total liabilities and stockholders' equity.....................    $    203,841         $    261,411
                                                                             -------------        -------------
                                                                             -------------        -------------


           See accompanying notes to consolidated financial statements

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                      Year Ended June 30,
                                                ------------------------------------------------------------
                                                        1999                  1998                  1997
                                                ------------------    ------------------    ----------------
Net revenues.................................   $        71,051       $       157,106       $      167,395
Cost of revenues.............................            39,619                82,558               73,214
                                                ------------------    ------------------    ----------------

Gross profit.................................            31,432                74,548               94,181

Research and development expenses............            51,107                49,658               34,660
Selling, general, and administrative expenses            35,109                30,905               21,673
Acquisition related expenses.................             7,161                 1,323                5,000
Restructuring charges........................                --                 1,766                   --
                                                ------------------    ------------------    ----------------

Operating income (loss)......................           (61,946)               (9,104)              32,848

on-operating income, net.....................             5,530                16,101                5,408
                                                ------------------    ------------------    ----------------

Income (loss) before income taxes............           (56,416)                6,997               38,256

Income taxes (benefit).......................            (5,747)                1,050               14,537
                                                ------------------    ------------------    ----------------

Net income (loss)............................   $       (50,669)      $         5,947       $       23,719
                                                ------------------    ------------------    ----------------
                                                ------------------    ------------------    ----------------

Net income (loss) per share:
  Basic......................................   $      (1.24)          $        0.14         $       0.58
                                                ------------------    ------------------    ----------------
                                                ------------------    ------------------    ----------------
  Diluted....................................   $      (1.24)          $        0.14         $       0.55
                                                ------------------    ------------------    ----------------
                                                ------------------    ------------------    ----------------
Shares used in computing net income (loss)
  per share:
  Basic......................................            40,819                41,739               40,751
                                                ------------------    ------------------    ----------------
                                                ------------------    ------------------    ----------------
  Diluted....................................            40,819                42,493               42,757
                                                ------------------    ------------------    ----------------
                                                ------------------    ------------------    ----------------


           See accompanying notes to consolidated financial statements

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK                                     TREASURY STOCK            TOTAL
                                         ------------------------   ADDITIONAL             --------------------------  STOCKHOLDERS'
                                            NUMBER        $.001      PAID-IN     RETAINED     NUMBER                     EQUITY
                                           OF SHARES    PAR VALUE    CAPITAL     EARNINGS    OF SHARES       COST       (DEFICIT)
                                        --------------- ---------- ----------- ----------- ------------- ------------ --------------
Balances, June 30, 1996...........         40,196,796      $40      $155,751     $55,036          --            --      $210,827
Exercise of stock options.........            748,682        1         1,048          --          --            --         1,049
Employee stock purchase plan                  141,276       --         1,169          --          --            --         1,169
Tax benefit on exercise of stock
  options.........................             --           --         1,933          --          --            --         1,933
Net income........................             --           --            --      23,719          --            --        23,719
                                        --------------- ---------- ----------- ----------- ------------- ------------ --------------
Balances, June 30, 1997...........         41,086,754       41       159,901      78,755          --            --       238,697
Exercise of warrants..............            150,339       --            --          --          --            --            --
Repurchase of common stock                     --           --            --          --     (1,142,580)   $(6,708)       (6,708)
Exercise of stock options.........            798,730        1         1,196          --                                   1,197
Employee stock purchase plan......            254,726       --         1,555          --          --            --         1,555
Tax benefit on exercise of stock
  options.........................             --           --           520          --          --            --           520
Net income........................             --           --            --       5,947          --            --         5,947
                                        --------------- ---------- ----------- ----------- ------------- ------------ --------------
Balances, June 30, 1998...........         42,290,549       42       163,172      84,702     (1,142,580)    (6,708)      241,208
Repurchase of common stock........             --           --            --          --       (858,900)    (2,729)       (2,729)
Exercise of stock options.........            346,504       --           713          --          --            --           713
Employee stock purchase plan......            279,668       --           899          --          --            --           899
Net loss .........................             --           --            --     (50,669)         --            --       (50,669)
                                        --------------- ---------- ----------- ----------- ------------- ------------ --------------
Balances, June 30, 1999                    42,916,721      $42      $164,784     $34,033     (2,001,480)   $(9,437)     $189,422
                                        --------------- ---------- ----------- ----------- ------------- ------------ --------------
                                        --------------- ---------- ----------- ----------- ------------- ------------ --------------


           See accompanying notes to consolidated financial statements

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Year Ended June 30,
                                                                  -------------------------------------------------------
                                                                        1999                1998              1997
                                                                  -----------------  -----------------  -----------------
Cash flows from operating activities:
    Net income (loss)..........................................    $     (50,669)     $       5,947      $      23,719
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization.........................           11,486              7,386              5,502
         Inventory reserve adjustments.........................               --              3,545            (21,754)
         Foundry deposit reserve adjustments...................            2,800                 --                 --
         Equity in (income) or loss of unconsolidated affiliates             194                 --                602
         Acquisition-related charges...........................            7,161              1,323              5,000
         Restructuring related charges.........................               --              1,047                 --
         Loss on disposal of fixed assets......................            1,293                 --                 --
         Deferred income taxes.................................            4,187             (4,743)             9,448
         Foundry deposits utilized.............................            1,554             12,985             11,035
         Changes in operating assets and liabilities:
          Accounts receivable..................................            9,354              7,267             (4,700)
          Inventories..........................................            5,739              1,219             21,195
          Prepaid expenses and other current assets............             (153)            (3,056)              (298)
          Accounts payable and accrued expenses................           (4,156)           (13,566)            10,315
               Other assets....................................              925               (732)            (1,993)
          Income taxes payable, deferred revenue and other
             liabilities.......................................             (226)            (7,139)             5,286
                                                                  -----------------  -----------------  -----------------
               Net cash provided by operating activities.......          (10,511)            12,215             65,350
                                                                  -----------------  -----------------  -----------------

Cash flows from investing activities:
    Purchases of short-term investments........................         (114,021)           (65,290)           (66,791)
    Proceeds from matured short-term investments...............           57,740             65,528             77,481
    Additions to property and equipment, net...................           (5,998)           (12,035)            (6,908)
    Acquisition of ViewPoint, Inc., net of cash acquired.......           (9,467)                --                 --
       Acquisition of XLI Inc. common stock ...................           (3,675)                --                 --
       Payment of certain XLI, Inc. liabilities at acquisition
         date..................................................           (2,094)                --                 --
       Acquisition of ODEUM Microsystems.......................               --             (4,010)                --
       Investment in Omni Peripherals Pte. Ltd.................               --               (802)                --
    Proceeds from sale of (investment in) foundry venture......           51,234            (11,616)           (25,922)
                                                                  -----------------  -----------------  -----------------
            Net cash used in investing activities..............          (26,281)           (28,957)          ( 24,133)
                                                                  -----------------  -----------------  -----------------

Cash flows from financing activities:
    Issuance of debt...........................................            3,773             12,544             32,730
    Repayment of debt..........................................           (6,167)           (19,652)           (33,490)
    Treasury stock acquisition.................................           (2,729)            (6,708)                --
    Issuance of common stock...................................            1,612              2,752              2,218
                                                                  -----------------  -----------------  -----------------
Net cash provided by (used in) financing activities.............          (3,511)           (11,064)             1,458
                                                                  -----------------  -----------------  -----------------
Net increase (decrease) in cash and cash equivalents............         (40,303)           (27,806)            42,675
Cash and cash equivalents, beginning of period..................          59,803             87,609             44,934
                                                                  -----------------  -----------------  -----------------
Cash and cash equivalents, end of period........................    $     19,500      $      59,803      $      87,609
                                                                  -----------------  -----------------  -----------------
                                                                  -----------------  -----------------  -----------------

Supplemental information:
    Cash paid during the period:
         Interest..............................................    $          52      $         280      $         465
                                                                  -----------------  -----------------  -----------------
                                                                  -----------------  -----------------  -----------------
         Income taxes..........................................    $          --     $      14,548      $          --
                                                                  -----------------  -----------------  -----------------
                                                                  -----------------  -----------------  -----------------


           See accompanying notes to consolidated financial statements

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      THE COMPANY

         Oak Technology, Inc. (the "Company") commenced operations in August 1987, as a California corporation. The Company is engaged in the design, development and marketing of high performance multimedia semiconductors and related software to the PC, consumer electronics, and digital imaging equipment markets. The Company formed subsidiaries in Taipei, Taiwan, in January 1989; in Tokyo, Japan, in January 1991; in Bristol, United Kingdom in February 1998; and in Munich, Germany in September 1998. In December 1994, the Board of Directors approved the re-incorporation of the Company as a Delaware corporation.


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

         The Company accounts for its investments under Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. In accordance with SFAS No. 115, the Company has classified all securities held as available-for-sale securities. Such securities are reported at fair value with unrealized gains or losses, if material, excluded from earnings and reported as a separate component of stockholders' equity. To date, unrealized gains and losses have not been significant.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, foreign currency forward exchange contracts and notes payable and long-term debt approximates fair market value. Cash and cash equivalents and accounts receivable approximate fair market value due to their short term nature. Notes payable and long-term debt approximate fair market value as interest rates on these notes approximate market rates. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

         DERIVATIVE FINANCIAL INSTRUMENTS
         The Company periodically enters into forward foreign currency exchange contracts primarily to hedge the value of accounts receivable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected. The Company does not enter into forward foreign currency exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedges of firm foreign currency commitments. Gains and losses on forward currency foreign exchange contracts are deferred and recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments are primarily in money market accounts, certificates of deposit, corporate notes and US government obligations. The Company's short-term investments have maturities ranging from 1999 through 2000. Also included in cash and cash equivalents as of June 30, 1999 and 1998, are approximately $2,600,000 and $3,500,000, respectively, in accounts with foreign banks and financial institutions (in Taiwan, Japan and the UK). The Company periodically discounts notes receivable with recourse due from some customers with banks in Japan. As of June 30, 1999 and 1998, the Company had no discounted notes receivable outstanding.

         Generally, the Company requires no collateral on trade receivables, although a substantial portion of export sales are guaranteed by letters of credit. The Company believes that any credit risks are substantially mitigated by its credit evaluation process and its maintenance of reserves for estimated credit losses.

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

         FOUNDRY DEPOSITS PAID UNDER AGREEMENTS

         Deposits and prepayments paid under agreements to secure additional wafer capacity are carried at the lesser of cost or net realizable value.

         INVESTMENT IN OMNI PERIPHERALS

         The Company accounts for its investment in Omni Peripherals under the equity method in which the Company records its pro-rata share of the income/(loss) in the Omni as other non-operating income, net of non-operating expenses.

         LONG LIVED ASSETS

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by such asset. If the carrying amount is in excess of the future undiscounted net cash flows of such assets, an impairment is recognized and is measured by the amount by which the carrying value of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

         REVENUE RECOGNITION

         Product revenue is recognized upon shipment, with provisions for estimated returns and allowances. Revenue from non-refundable technology license fees is recognized upon transfer of the associated technology.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The majority of the Company's purchasing and sales transactions are denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiaries. Certain sales to customers in Japan and Taiwan are invoiced in local currencies. Assets and liabilities of the Company's foreign subsidiaries are remeasured into the functional currency from the local currency at rates in effect at period-end except for inventories, property and equipment, and intangible assets, which are remeasured at historical rates. Revenues and expenses are remeasured at average rates during the period. Adjustments arising from the remeasurement of local currency financial statements are included in non-operating income.

         The Company enters into forward currency exchange contracts to hedge certain exposures related to certain foreign currency transactions. Gains and losses on contracts are recognized in the same period as the transactions being hedged and are charged to non-operating income. As of June 30, 1999 and 1998, the Company had forward currency exchange contracts to exchange yen for approximately $1,030,000 and $4,690,000 respectively.

         STOCK-BASED COMPENSATION

         The Company accounts for stock option grants as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in accordance with the provisions of the Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. In accordance with SFAS No. 123 the Company discloses pro forma net income/loss and pro forma earnings per share amounts assuming the Company had accounted for employee stock option grant using the fair value-based method defined in SFAS No. 123 had been applied.

         INCOME TAXES

         The Company records income taxes using an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized differently in the Company's consolidated financial statements and tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in tax laws or rates are considered. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company's net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the value of the Company's stock. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

         US income taxes are provided on income from foreign subsidiaries to the extent the Company plans to repatriate such income.

         NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants. The computation of diluted net loss per share excludes common equivalent shares since they are anti-dilutive in a loss period. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods presented (in thousands except per share amounts):

                                                                           Years ended June 30,

                                                              1999                     1998                   1997
                                                              ----                     ----                   ----
         Net income (loss)                               $  (50,669)                $  5,947              $  23,719
                                                    --------------------      -------------------      -----------------
                                                    --------------------      -------------------      -----------------
         Shares:
         Weighted average common
              shares............................             40,819                   41,739                 40,751
         Dilutive stock options and
              other common stock                               --                        754                  2,006
              equivalents..
                                                    --------------------      -------------------      -----------------
         Dilutive potential common
              shares............................             40,819                   42,493                 42,757
                                                    --------------------      -------------------      -----------------
         Earnings (loss) per share:
              Basic.............................          $  (1.24)                  $  0.14                $  0.58
                                                    --------------------      -------------------      -----------------
                                                    --------------------      -------------------      -----------------
              Diluted...........................          $  (1.24)                  $  0.14                $  0.55
                                                    --------------------      -------------------      -----------------
                                                    --------------------      -------------------      -----------------

         For fiscal year 1999, approximately 309,000 of stock options with exercise prices below the average market price of the common shares for the year were excluded from the loss per share computation since they were anti-dilutive during the loss periods. For fiscal years 1998 and 1997, the number of anti-dilutive shares excluded from the diluted EPS computations, representing options outstanding with an exercise price greater than the average market price for the periods, was 1,694,000 and 345,000, respectively.

                  COMPREHENSIVE INCOME

                  The Company has no components of comprehensive income other than its net income/loss for all periods presented.

                  SEGMENT REPORTING

                  In July 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position, but did impact required disclosures.

                  RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

(3)      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                  As of June 30, 1999, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                                                         Estimated
                                                                                      Accrued               Fair
                                                                     Cost             Interest             Value
                                                               -----------------  ------------------  -----------------
         Money market funds.................................    $       19,500     $           23     $       19,523
         Certificates of deposit............................               714                  -                714
         Corporate notes....................................            53,226                408             53,634
         US government obligations..........................            59,763                412             60,175
                                                               -----------------  ------------------  -----------------
                                                                $      133,203     $          843     $      134,046
                                                               -----------------  ------------------  -----------------
                                                               -----------------  ------------------  -----------------

                  As of June 30, 1999, approximately $72.1 million of these investments had contractual maturities within one year and approximately $63.1 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):

         Cash and cash equivalents...............................................................     $      19,500
         Short-term investments..................................................................           113,703
                                                                                                      -----------------
                                                                                                      $     133,203
                                                                                                      -----------------
                                                                                                      -----------------

                  As of June 30, 1998, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                                                          Estimated
                                                                                       Accrued              Fair
                                                                     Cost             Interest             Value
                                                               -----------------  ------------------  -----------------
         Money market funds.................................    $       47,945     $            6     $       47,951
         Certificates of deposit............................            12,047                 --             12,047
         Corporate notes....................................            28,708                462             29,170
         US government obligations..........................            28,525                226             28,751
                                                               -----------------  ------------------  -----------------
                                                                $      117,225     $          694     $      117,919
                                                               -----------------  ------------------  -----------------
                                                               -----------------  ------------------  -----------------

                  As of June 30, 1998, approximately $60.3 million of these investments had contractual maturities within one year and approximately $57.2 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):

         Cash and cash equivalents..............................................................      $        59,803
         Short-term investments.................................................................               57,422
                                                                                                      -----------------
                                                                                                      $       117,225
                                                                                                      -----------------
                                                                                                      -----------------

         (4)      INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                                                 June 30,
                                                                                  -------------------------------------
                                                                                          1999                1998
                                                                                  ------------------  -----------------
         Purchased parts and work in process..................................     $        1,269     $        5,612
         Finished goods.......................................................              4,385              6,572
         Reserve for obsolescence.............................................             (3,835)            (4,626)
                                                                                  ------------------  -----------------
                                                                                   $        1,819     $        7,558
                                                                                  ------------------  -----------------
                                                                                  ------------------  -----------------

                  During the quarter ended March 31, 1998 the Company recorded a $3.5 million write-off of inventory related to the discontinuation of the graphics and audio/communications businesses. See note 17 for a discussion of the business restructuring.


         (5)      PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following (in thousands):

                                                                                            June 30,
                                                                               ------------------------------------
                                                                                     1999               1998
                                                                               -----------------  -----------------
         Land................................................................. $        3,487     $        3,487
         Building and leasehold improvements..................................          2,741              2,687
         Computers, equipment and purchased software..........................         36,891             31,636
         Furniture and fixtures...............................................          1,587              2,463
                                                                               -----------------  -----------------
                                                                                       44,707             40,273
         Less accumulated depreciation and amortization.......................         22,667             15,159
                                                                               -----------------  -----------------
                                                                               $       22,039     $       25,114
                                                                               -----------------  -----------------
                                                                               -----------------  -----------------

         (6) OTHER ASSETS

         Other assets consisted of the following (in thousands):

                                                                                            June 30,
                                                                               ------------------------------------
                                                                                     1999               1998
                                                                               -----------------  -----------------
         Purchased technology, net of amortization............................ $        7,569     $        1,567
         Note receivable from officer (see note 19)...........................          2,000                 --
         Investment in Omni Peripherals.......................................            434                820
         Deposits.............................................................            425              2,207
         Other................................................................            159                601
                                                                               -----------------  -----------------
                                                                               $       10,587     $        5,195
                                                                               -----------------  -----------------
                                                                               -----------------  -----------------

                  Purchased technology represents the portions of the purchase prices of ODEUM Microsystems, ViewPoint Technology, and XLI Incorporated allocated to developed technology acquired as discussed in
         Note 10 and is being amortized on a straight-line basis over a period of three years from each acquisition. Accumulated amortization as of June 30, 1999 and 1998 was $3,877,000 and $224,000, respectively.

        (7)       ACCRUED EXPENSES

         Accrued expenses consisted of the following (in thousands):

                                                                                            June 30,
                                                                               ------------------------------------
                                                                                      1999               1998
                                                                               -----------------  -----------------
         Compensation and benefits related items.............................. $        3,922     $        4,345
         Accrued legal and other fees.........................................          1,456                476
         Taxes payable........................................................            825                 --
         Royalties............................................................            750                963
         Current portion of acquisition-related accrued liability to former
             Pixel Magic shareholders.........................................             --              1,986
         Other................................................................          1,515                447
                                                                               -----------------  -----------------
                                                                               $        8,467     $        8,217
                                                                               -----------------  -----------------
                                                                               -----------------  -----------------

         (8)      NON-OPERATING INCOME AND LICENSE FEES

                  NON-OPERATING INCOME, NET

         Non-operating income, net consisted of the following (in thousands):

                                                                             Year Ended June 30,
                                                           --------------------------------------------------------
                                                                 1999                1998               1997
                                                           ------------------  -----------------  -----------------
         Interest income..................................  $        5,617     $        7,665      $        6,614
         Interest expense.................................             (52)              (286)               (468)
         Foreign currency translation/transaction loss....             147             (2,521)               (722)
         Income (loss) on equity method  investee.........            (368)                --                (602)
         Settlement proceeds..............................              --             10,589                  --
         Other income (expense)...........................             186                654                 586
                                                           ------------------  -----------------  -----------------
                                                            $        5,530     $       16,101      $        5,408
                                                           ------------------  -----------------  -----------------
                                                           ------------------  -----------------  -----------------

                  During the year ended June 30, 1998 the Company recorded as non-operating income the proceeds from a Settlement Agreement entered into on July 31, 1997. The settlement agreement was between the Company and United Microelectronics Corporation ("UMC") in connection with a complaint the Company had filed with the International Trade Commission on July 21, 1997 based on the Company's belief that certain UMC CD-ROM controllers infringed on one of the Company's patents.

                   LICENSE FEES

                  Non-refundable technology license fees of approximately $2,890,000, $1,191,000, and $235,000 were recorded as revenue in fiscal 1999, 1998 and 1997 respectively. Technology fees in fiscal 1999 were primarily received pursuant to technology license agreements with Matsushita and Dell.

          (9)     NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consisted of the following (in thousands):

                                                                                             June 30,
                                                                               ------------------------------------
                                                                                      1999               1998
                                                                               -----------------  -----------------
         Short-term bank loans................................................ $           --     $        2,482
         Short-term notes.....................................................             --                109
         Capital lease obligations............................................             30                 61
                                                                               -----------------  -----------------
                                                                                           30              2,652
         Less current portion.................................................             25              2,625
                                                                               -----------------  -----------------
                                                                               $            5     $           27
                                                                               -----------------  -----------------
                                                                               -----------------  -----------------

                  Short-term bank loans at June 30, 1998 consisted of borrowings from two Japanese financial institutions, collateralized by standby letters of credit drawn on U.S. banks, which bore interest based on the Japanese prime rate. As of June 30, 1999, there were no borrowings outstanding with either institution. Under the current arrangement with one of the financial institutions, the Company may borrow up to an aggregate of approximately $12 million subject to annual renewal.

                  Short-term notes at June 30, 1998 consisted primarily of revolving borrowings from three Taiwanese financial institutions, collateralized by land and a building in Taiwan, which bore interest at rates determined at the time of each borrowing. Compensating balances ranging from 20% to 30% of outstanding borrowings are required for individual balances exceeding established minimums, however no compensating balances were required as of June 30, 1998. Borrowings as of June 30, 1998 bore interest at 6.55%. As of June 30, 1999, there were no borrowings outstanding with any of the institutions. Under arrangements with the three financial institutions, as of June 30, 1999, the Company may borrow up to an aggregate of approximately $14,000,000 subject to annual renewal.

                  Future principal payments under all outstanding obligations as of June 30, 1999 are approximately $30,000, of which $25,000 is due in fiscal 2000.

          (10)    ACQUISITIONS AND INVESTMENT

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

         On August 11, 1998 the Company acquired Xerographic Laser Images Corporation ("XLI"), a provider of print quality enhancement technology for the digital imaging equipment market. XLI is operating as a division of the Company's wholly owned subsidiary, Pixel Magic, and will serve to leverage Pixel Magic's position in the digital imaging equipment market by broadening its expertise in resolution enhancement technology. The Company paid $3.7 million to the XLI shareholders on the effective date of the merger, and at that date, the shareholders of XLI had the right to receive additional payments of up to $11.4 million subject to the achievement of certain milestones by XLI over a three-year period ending December 31, 2000. Pursuant to a post-closing audit and related post-closing adjustment set forth in the acquisition agreement, it was determined that XLI had a net deficit (for purposes of calculating a contingent cash adjustment, as defined in the acquisition agreement) of $1.9 million at the acquisition date which resulted in a contingent cash adjustment of $1.1 million, thereby reducing the contingent payment amount to $10.3 million. The transaction was also accounted for under the purchase method of accounting, and XLI's operations have been included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price for XLI was allocated as follows (in thousands):

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
                                                                               ----------
                                                                               ----------

         The purchased technology and other intangible assets acquired from ViewPoint and XLI are being amortized over three years. The amounts of the purchase price assigned to the fair value of such assets represent Company management's best estimate.

         On April 2, 1998, the Company acquired certain assets from Odeum Microsystems, a subsidiary of Hyundai Electronics America. With the acquisition, the Company acquired an integrated MPEG-2 audio/video decoder and transport demultiplexor and a DEV-S compliant QSPK demodulator as well as a core group of hardware and software engineers. The assets of Odeum were acquired for $4,100,000 in cash.

         The acquisition was accounted for using the purchase method of accounting and the product acquired was integrated into the Company's product offerings from the date of acquisition. The cash payment of $4,100,000 was allocated to in-process research and development and deposits and prepaids. Approximately $1,300,000 of the purchase price was assigned to in-process research and development with the remaining amount allocated to deposits and prepaids.

INVESTMENT

         On April 30, 1998, the Company entered into several agreements with Omni Peripherals Pte. Ltd., a private Singaporean company ("Omni") and two other investors pursuant to which the Company acquired a preferred equity interest in Omni. Omni was incorporated in Singapore on January 2, 1996, and is in the business of designing, developing, and marketing mechatronics modules for optical storage drives. The Company is assisting Omni in the design and marketing of its mechatronics modules thereby enabling the Company to offer a complete solution to its customers. The Company paid $802,124 for its interest, representing approximately 20% of the issued stock of Omni.

(11)     INCOME TAXES

The components of the income tax expense (benefit) are as follows (in thousands):

                                                                         June 30,
                                                 --------------------------------------------------------
                                                         1999               1998                1997
                                                 ------------------  -----------------  -----------------
Current:
    Federal and state...........................  $      (10,259)    $        2,448      $        1,087
    Foreign.....................................             325              2,825               2,069
Deferred:
    Federal and state...........................           5,366             (1,146)              9,771
    Foreign.....................................          (1,179)            (3,597)               (323)
Charge in lieu of taxes attributable to
    employee stock option plans................               --                520               1,933
                                                 ------------------  -----------------  -----------------
        Total tax provision (benefit)             $       (5,747)    $        1,050      $       14,537
                                                 ------------------  -----------------  -----------------
                                                 ------------------  -----------------  -----------------

         A reconciliation between the income tax provision (benefit) computed at the federal statutory rate and the effective tax rate is as follows (in thousands):

                                                                                   June 30,
                                                           --------------------------------------------------------
                                                                  1999                1998               1997
                                                           ------------------  -----------------  -----------------
         Expense (benefit) at federal statutory tax rate..  $      (19,181)    $        2,379      $       13,390
         State income tax, net of federal benefit.........             867                300                 523
         Rate differential on foreign income..............             428               (538)               (327)
         Pixel Magic acquisition..........................              --                 --               1,667
         Research credit..................................              --             (1,650)             (1,033)
         Change in valuation allowance....................           4,501                 --                  --
         Change in estimate...............................          (2,806)                --                  --
         Net operating loss not utilized .................          10,444                 --                  --
         Other ...........................................              --                559                 317

                                                           ------------------  -----------------  -----------------
                  Total tax provision (benefit)             $       (5,747)    $        1,050      $       14,537
                                                           ------------------  -----------------  -----------------
                                                           ------------------  -----------------  -----------------

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                                       June 30,
                                                                        --------------------------------------
                                                                               1999                1998
                                                                        -----------------  -------------------
Various reserves and accruals........................................   $        2,963     $        2,632
Acquired intangibles.................................................            4,395                556
Net operating loss carryforwards.....................................            7,474                  -
Tax credits..........................................................            6,996              3,190
Other foreign deferred asset.........................................              756                  -
Other................................................................              194                 53
                                                                        -----------------  -------------------
     Total gross deferred tax assets                                            22,778              6,431
     Less valuation allowance                                                  (21,694)            (1,075)
                                                                        -----------------  -------------------
                                                                                 1,084              5,356
                                                                        -----------------  -------------------
Fixed assets depreciation differences................................           (1,074)              (546)
Other foreign liabilities............................................           (1,448)            (2,061)
                                                                        -----------------  -------------------
     Total gross deferred tax liabilities                                       (2,552)            (2,607)
                                                                        -----------------  -------------------
          Net deferred tax assets (liabilities)                         $       (1,438)    $        2,749
                                                                        -----------------  -------------------
                                                                        -----------------  -------------------

         The Company has set up a valuation allowance of $21,694,000 as of June 30, 1999, which represented an increase of $20,619,000 from the valuation allowance of $1,075,000 at June 30, 1998. Based upon the results of the current year operations, the Company's projected operating results, and all other available objective information, the Company's management does not believe it is more likely that not that sufficient future taxable income will be generated to sufficiently realize all of the net deferred tax assets.

         As of June 30, 1999, the Company has federal and state net operating loss carryforwards of approximately $19,773,000 and $8,503,000, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire in fiscal year 2019. State net operating loss carryforwards expire in fiscal year 2004. The NOL carryforwards available for use in any given year may be limited in the event of a significant change in ownership, as defined by the Internal Revenue Code.

         As of June 30, 1999 the Company has federal research and experimentation credit carryforwards of approximately $3,162,000 which expire from 2013 to 2019. The Company also has state tax credit carryforwards of approximately $2,932,000; if not utilized, approximately $273,000 of these credits will expire beginning in 2006 through 2007. As of June 30, 1999 and 1998, the cumulative amount of unremitted earnings of non-US subsidiaries on which the Company had not provided US taxes approximated $11,658,000 and $12,900,000, respectively. The additional taxes that could arise if those earnings were to be remitted to the US would not be material after consideration of existing foreign taxes. It is management's intent that these earnings will remain indefinitely invested.

         The Company is currently undergoing examination by the Internal Revenue Service. The Company believes that additional liabilities, if any, that may arise from this examination will not be material to the Company's consolidated financial statements.

(12)     FOUNDRY AGREEMENTS AND INVESTMENT IN FOUNDRY VENTURE

FOUNDRY AGREEMENTS

         In June and November 1995, the Company entered into agreements with Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC) and Chartered Semiconductor Manufacturing Ltd. (Chartered) to obtain certain additional wafer capacity through the year 2001. The original agreements called for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery or as a non-interest bearing deposit to secure the availability of additional wafers. The price of such wafers would be determined in the future periods in which specific orders were actually placed. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of the deposits may be forfeited.

         The Company has subsequently twice amended its previous agreement with TSMC. The most recent amendment, dated June 1999, covered the remaining $16.1 million of wafer deposits held be TSMC as of that date. Under the terms of the existing agreement (as previously amended), the Company was to have utilized the entire remaining amount of the prepayment by December 31, 1999. Under the new amendment, the period of time over which the Company can utilize the deposit was extended to December 31, 2000. A maximum of $9.1 million can be utilized in calendar 1999, and the remaining $7.0 million can be utilized in calendar 2000. Including excess wafer purchases applied from calendar 1998, the Company has already made the maximum amount of wafer purchases required for calendar 1999 and has earned the maximum credit of $9.0 million which will be used to offset future payments to TSMC. The Company currently believes the terms and conditions of the agreement, as amended, will be met although no assurance can be given in this regard.

         As of June 30, 1999, the Company has $3.5 million of deposits with Chartered. The fourth amendment to the Company's foundry agreement with Chartered, which was negotiated during the third quarter of fiscal 1999 but made effective as of November 6, 1998, resulted in the elimination of Chartered's right to reinstate required future cash deposits of approximately $36 million which had been suspended in the first amendment subject to certain conditions being met. The new amendment extends the period of time over which the Company may utilize the existing $3.5 million deposit by three years to December 31, 2002, but provides limitations on the maximum amounts of the deposit which can be utilized by the Company in each of the four calendar years 1999-2002.

         Under the newly amended agreement, should the Company fail to utilize the maximum amount of the deposit for a given calendar year, the remainder of the deposit available to be utilized for that calendar year may be forfeited to Chartered. Additionally, should the Company fail to make certain minimum amounts of wafer purchases in any given calendar year, pursuant to the terms of the agreement, as amended, Chartered may elect to terminate the agreement and retain any unused portion of the total deposit. During the fourth quarter of fiscal 1999, the Company completed its reassessment of wafer purchasing forecasts.
The Company determined that its wafer purchases for calendar 1999 and beyond would be significantly below the minimum amounts required, and that Chartered will have the right to terminate the agreement and retain the unused deposit.
As a result, the Company recorded a $2.8 million reserve in the fourth quarter to reduce the deposit asset to its estimated realizable value.

         INVESTMENT IN FOUNDRY VENTURE

         In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation ("UMC") to form, along with other investors, a separate Taiwanese company, United Integrated Circuits Corporation ("UICC"), for the purpose of building and managing a semiconductor manufacturing facility in the Science Based Industrial Park in Hsin Chu City, Taiwan, Republic of China. The Company paid approximately $51.2 million for approximately 9.3% of the total outstanding shares of the foundry venture. The Company accounted for the investment under the cost method.

         In March 1999, the Company entered into an agreement to sell all of its shares in the joint venture to UMC, at the shares' carrying cost as recorded by the Company. Accordingly, no gain or loss was recorded related to this transaction.

(13)     COMMITMENTS

LEASES

         The Company leases its US headquarters and certain facilities and equipment under non-cancelable operating leases. The Company is responsible for its share of expenses under the terms of certain of the leases.

         Future minimum lease payments under non-cancelable operating leases are as follows:

Year Ending June 30,
- --------------------
 2000.........................................................  $         2,789
 2001.........................................................            2,141
 2002.........................................................            1,295
 2003.........................................................              711
 2004.........................................................              503
 Thereafter...................................................            1,042
                                                               ------------------
                                                                $         8,481
                                                               ------------------
                                                               ------------------

Rent expense was approximately $3,467,000, $2,498,000, and $1,781,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

INVENTORY PURCHASE COMMITMENTS

         The Company subcontracts all of its manufacturing to independent foundries. As of June 30, 1999 and 1998, the Company had approximately $1,600,000 and $3,164,000, respectively, in non-cancelable purchase commitments with various wafer fabrication subcontractors.

CAPITAL EXPENDITURE COMMITMENTS

         The Company had outstanding commitments to purchase capital equipment of approximately $1.3 million at June 30, 1999.

(14)     CONTINGENCIES

         The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in the plaintiffs' First Amended Consolidated Complaint, but allowed the plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to the plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil code Sections 1709/1710 claims; however, the plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court action, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers and securities analysts. Plaintiffs have recently filed a motion to reinstate the California Corporation Code Sections 25400/25500 claims against the company and the remaining Oak defendants have filed a cross-motion to dismiss this remaining claim against them. These motions are scheduled for hearing on October 1, 1999. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. Discovery has commenced in this action. The defendants and certain third parties have produced documents and a small number of depositions have been taken.

         The Company and several of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's common stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted the plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. The defendants' Motion to Dismiss was heard on December 17, 1997. The federal court Judge took the matter under submission and has not yet issued a ruling. Plaintiffs have recently filed a motion seeking the Court's permission to voluntarily dismiss this action without prejudice. Defendants have requested that the dismissal be with prejudice. This motion is scheduled for hearing on September 29, 1999.

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

         The Company and its current Directors were also parties to six putative class actions filed on behalf of all of the Company's Stockholders (other than defendants and parties related to them) in the Court of Chancery of the State of Delaware in and for New Castle County concerning a proposal by a management led investor group known as "Gold Acquisition Group" to acquire all of the outstanding shares of the Company for a price of $4.50 per share. The plaintiffs have requested consolidation of the actions under the caption IN RE OAK TECHNOLOGY, INC. SHAREHOLDERS LITIGATION, C.A. No. 16789 ("Delaware Shareholders Litigation"). The other civil action numbers are 16792, 16793, 16794, 16818, and 16831. The plaintiffs alleged that the offer was inadequate and that the defendants breached their fiduciary duties of loyalty and entire fairness. On December 14, 1998, a Special Committee of the Board of Directors that had been formed to evaluate the proposal announced that it would not recommend the proposal to the Company's full Board of Directors. In addition, on December 21, 1998, Gold Acquisition Group announced that its proposal had expired and to date, it has not been renewed. On January 27, 1999, David Tsang and Ta-Lin Hsu, members of Gold Acquisition Group, signed a Letter Agreement agreeing that they would not, without the prior written consent of a majority of the Board of Directors of the Company, acquire or offer to acquire any voting securities of the Company (or take additional actions concerning the voting securities of the Company as set forth in the Letter Agreement) for a period of one year from the date of the Letter Agreement. On June 28, 1999, the plaintiffs voluntarily dismissed the actions without prejudice. The Court entered an order dismissing the action on July 2, 1999.

         The Company and its current Directors were also parties to a putative class action filed on behalf of all of the Company's Stockholders (other than defendants and parties related to them) in Santa Clara County Superior Court, designated KRIM V. OAK TECHNOLOGY, INC., ET AL., Case No. 778281. The allegations of the plaintiffs in this action were nearly identical to the Delaware Shareholders Litigation. This action was stayed by agreement of the parties as a result of the Special Committee's announcement that it would not recommend to the full Board of Directors the proposal made by Gold Acquisition Group to acquire all of the outstanding shares of the Company for a price of $4.50 per share as well as the subsequent announcement of the expiration of the proposal by Gold Acquisition Group. On April 28, 1999, the plaintiffs filed a dismissal without prejudice. The Court entered an order dismissing the action on May 3, 1999.

         In September, 1998, the Company and certain of its current Directors became parties to a putative class action lawsuit pending in the Court of Chancery in the State of Delaware, entitled MANNING V. OAK TECHNOLOGY, ET AL., Civil Action No. 16656NC. This action alleged violations of the Delaware General Corporation Law and breaches of fiduciary duty and was brought on behalf of all of the Company's common stockholders at any time between August 19, 1997 and November 25, 1998. The plaintiffs' claims are based upon the Board of Directors' adoption on or about August 19, 1997 of a Stockholder Rights Plan (the "Rights Plan") that included a provision that limited the redemption or modification of the Rights Plan to its Continuing Directors or their designated successors. The plaintiffs alleged that the Rights Plan with the Continuing Directors provision disenfranchises public stockholders by forcing them to vote for incumbent directors who enjoy full voting rights; that it restricts the ability of future directors to exercise their full statutory prerogatives; and that the particular provision at issue is an unreasonable and disproportionate response to any threatened takeover. The plaintiffs sought an injunction and a declaratory judgment that the Rights Plan is invalid and unenforceable and monetary damages for the alleged violations of fiduciary duty. On November 18, 1998, in light of the change in the law due to the decision in CARMODY V. TOLL BROS., the Company's Board of Directors voted to amend the Rights Plan to eliminate all

Continuing Directors provisions. On December 11, 1998, the plaintiffs amended their complaint to include a cause of action which asserted that the Company's Directors elected after the adoption of the Company's Rights Plan were not validly elected and another cause of action for breach of fiduciary duty related to the proposal by the Gold Acquisition Group to acquire all of the outstanding shares of stock of the Company for $4.50 per share (also the subject of the DELAWARE SHAREHOLDERS LITIGATION and the KRIM litigation described above). Pursuant to a settlement reached with the plaintiffs, the action has been dismissed with prejudice, except for the claims out of the Gold Acquisition Group, which have been dismissed without prejudice. The Company agreed to pay the plaintiffs' attorneys fees, which the Court awarded in the amount of $90,000, a portion of which were paid by the Company's Directors' and Officers' liability insurers. On July 29, 1999, the Court entered an Order approving the settlement and dismissing the action. The settlement will not have a material effect on the Company's Consolidated Financial Statements.


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

         On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing products and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge (ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents:
Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On August 28, 1998, the ALJ entered an Initial Determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On October 7, 1998, the Commission reversed the Initial Determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On December 23, 1998, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a second time. On December 31, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On February 3, 1999, the Commission reversed the Initial Determination of the ALJ for a second time on the grounds that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On May 10, 1999, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a third time, finding that UMC's activities were licensed.. On May 17, 1999, the Company filed a petition with the Commission for review of the Initial Determination and on June 28, 1999, the Commission determined to review the Initial Determination.

          Trial before the ALJ as to all respondents except UMC commenced on January 11, 1999 and concluded on January 28, 1999. On May 14, 1999, the ALJ entered an Initial Determination that no unfair trade practices were committed by Mediatek under Section 337 of the Tariff Act. On May 24, 1999, the Company filed a petition requesting the Commission to review the Initial Determination and on June 28, 1999 the Commission determined to review it. The Company believes that both the May 14, 1999 and May 17, 1999 Initial Determinations are incorrect and the Company intends to pursue its right to seek protection from importation of UMC's and Mediatek's CD-ROM controllers under the trade laws of the United States. The Commission's decision with respect to both Initial Determinations is scheduled to be announced in October, 1999. In connection with this legal proceeding, the Company has incurred and will continue to incur substantial legal and other expenses.

         Based on this current information, the Company believes that the complaint brought by MediaTek and the counter claims made by UMC to be without merit and the company will defend its position vigorously. At this time, the Company does not believe it is probable that it will incur a loss on conclusion of the ITC action or Federal District action described above. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements. In connection with all of the above-described legal proceedings, the Company has incurred and expects to continue to incur, legal and other expenses.

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

(15)   STOCKHOLDERS' EQUITY

         The Company is authorized to issue two classes of stock, preferred stock and common stock, each with a par value of $0.001 per share.

         STOCK REPURCHASE PLAN

         On January 22, 1998, the Company announced that its board of directors had authorized the repurchase of up to 2.0 million shares of its common stock, either in the open market or in private transactions. As of June 30, 1999, the Company had purchased all 2.0 million shares for approximately $9.4 million.

         PREFERRED STOCK

         The Company's Board of Directors has authorized 2,000,000 undesignated shares of preferred stock; none of these preferred shares have been issued. The Board is authorized, subject to any limitations prescribed by Delaware law, to provide for the issuance of shares of preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the powers, preferences and rights of the shares.

         WARRANTS

         Warrants to purchase an aggregate of 796,644 shares of Series D preferred stock at $2.25 per share were outstanding as of June 30, 1994. The warrants are exercisable at any time on or prior to December 15, 1997. Following the conversion of Series D preferred stock to common stock upon the Company's initial public offering in February 1995, these warrants represented the right to purchase 1,194,948 shares of common stock at $1.50 per share. Warrants representing the right to purchase 807,448 shares of common stock were exercised under the warrants' cashless exercise provisions, resulting in the issuance of 749,650 shares of common stock in 1996. Warrants representing the right to purchase 182,528 shares of common stock were outstanding as of June 30, 1997 and in fiscal 1998 resulted in the issuance of 150,339 shares of common stock under the warrants' cashless exercise provision. There were no warrants outstanding during fiscal year 1999.

         STOCK OPTIONS

         Upon the re-incorporation of the Company in Delaware in February 1995, the Company assumed the obligations of its predecessor under the 1988 Stock Option Plan (the "1988 Plan"), as amended and restated. The Company does not intend to issue any additional options under the 1988 Plan.

         In December 1994, the Board of Directors approved the 1994 Stock Option Plan (the "1994 Plan") under which 6,000,000 shares of Common Stock, determined after the effect of a two for one stock split, were reserved for issuance. 6,000,000 additional shares were approved in November 1998. Under the 1994 Plan, either incentive or non-qualified options to purchase the Company's common stock may be granted to employees as determined by the Board of Directors at prices generally at fair market value at the date of grant
(110% in certain cases of non-qualified options). Non-qualified options may be granted to employees and consultants as determined by the Board of Directors at prices not lower than 85% of fair market value at the date of grant. The Board of Directors also has the authority to set exercise dates (generally no longer than five years from date of grant), payment terms and other provisions for each grant.

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

         On August 12, 1998, the Company repriced 2,638,750 options under the 1994 Plan to $3.25, the fair market value as of that date. The repriced options were treated as cancelled and regranted and did not retain their original vesting terms.

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

         A summary of all the Company's stock option plans is set forth below:

                                                         Weighted                            Weighted
                                                          Average                             Average
                                       Options           Exercise           Options           Exercise
                                     Outstanding          Price           Exercisable          Price
                                 -----------------  ----------------- -----------------  ----------------
Balances, June 30, 1996               3,991,510     $     10.08            2,257,424     $     2.11
    Granted....................       3,118,240            7.69
    Exercised..................        (748,682)           1.41
    Canceled...................      (2,579,072)          15.82
                                 -----------------  ----------------- -----------------  ----------------
Balances, June 30, 1997               3,781,996            5.91            1,459,573     $     3.33
    Granted....................       2,730,900            8.29
    Exercised..................        (798,330)           1.50
    Canceled...................      (1,352,928)           7.83
                                 -----------------  ----------------- -----------------  ----------------
Balances, June 30, 1998........       4,361,638     $      7.61            1,153,658     $     6.06
     Granted...................      10,973,478            3.14
     Exercised.................        (346,504)           2.35
     Canceled..................      (4,637,448)           6.73
                                 -----------------  ----------------- -----------------  ----------------
Balances, June 30, 1999              10,351,164     $      3.44            2,417,486     $     3.90
                                 -----------------  ----------------- -----------------  ----------------
                                 -----------------  ----------------- -----------------  ----------------

The weighted average fair values of options granted in fiscal years 1999 and 1998 were $4.60 and $3.82, respectively.

         The following table summarizes information about the stock options outstanding as of June 30, 1999:

                                                     Options Outstanding                   Options Exercisable
                                         --------------------------------------------  -----------------------------
                                                              Weighted
                                                              Average
                                              Options        Remaining       Weighted        Shares         Weighted
                                                at          Contractual      Average           At           Average
                                             June 30,           Life         Exercise       June 30,        Exercise
                  Exercise Prices              1999           (Years)         Price           1999           Price
         ------------------------------  --------------  -------------  -------------  --------------  -------------
                 $0.83 to    $2.97            715,327           8.82    $      2.75          57,156    $     1.86
                 $3.00 to    $5.88          8,935,407           9.50           3.14       1,941,140          3.10
                 $6.50 to    $9.75            664,430           7.46           7.35         394,350          7.06
                            $14.25             18,000           7.57          14.25          10,440         14.25
                            $25.00             18,000           6.59          25.00          14,400         25.00
                                         --------------  -------------  -------------  --------------  -------------
                 $0.83 to   $25.00         10,351,164           9.31    $      3.44       2,417,486    $     3.90
                                         --------------  -------------  -------------  --------------  -------------
                                         --------------  -------------  -------------  --------------  -------------

         STOCK PURCHASE PLAN

         In December 1994, the Board of Directors approved the 1994 Stock Purchase Plan (the "Stock Purchase Plan") under which 600,000 shares of common stock were reserved for issuance with the stock split; 1,000,000 additional shares were approved in November 1998. The Stock Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. Under the Stock Purchase Plan, 279,668 and 254,726 shares were issued in fiscal years 1999 and 1998 at weighted average prices of $2.68 and $6.10, and weighted average fair values of $1.16 and $2.94, respectively.

         On August 19, 1997 the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $0.001 per share (the "Common Stock") of the Company. The dividend is payable on August 29, 1997 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $0.001 per share of the Company at a price of $60.00 per Unit subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 19, 1997 between the Company and BankBoston, N.A., as Rights Agent. The Rights expire on August 19, 2007.

         FAIR VALUE INFORMATION

         The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options plans. As the fair value of the options at the date of grant were equivalent to the exercise price, no compensation cost has been recognized for its stock option plans or its Stock Purchase Plan. Had compensation cost for the Company's option plans been determined consistent with FASB Statement No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data)

                                                            1999             1998            1997
           Net income (loss):
                As reported                         $     (50,669)   $       5,947     $     23,719
                Pro forma                           $     (57,765    $        (197)    $     18,890

           Basic net income (loss) per share:
                 As reported                        $       (1.24)   $        0.14     $       0.58
                 Pro forma                          $       (1.42)   $        0.00     $       0.46

           Diluted net income (loss) per share:
                 As reported                        $       (1.24)   $        0.14     $       0.55
                 Pro forma                          $       (1.42)   $        0.00     $       0.44

         Pro forma net income (loss) reflects options granted subsequent to July 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three to four years and compensation cost for options granted prior to July 1, 1995, is not considered.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 0% and the following weighted average assumptions:

                                          Stock Option Plans                    Stock Purchase Plan
                                          ------------------                     -------------------
                                      1999       1998        1997           1999         1998          1997
                                      ----       ----        ----           ----         ----          ----
         Expected life (years)       3.760      3.760       3.745          0.500         0.500        0.500
         Expected volatility          75%        70%         85%            75%           70%          85%
         Risk-free interest          5.18%      5.73%       6.51%          5.02%         5.51%        5.29%
         rate

(16)     EMPLOYEE BENEFIT PLAN

         In July 1990, the Company adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which is intended to qualify under section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the Company's US employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company makes contributions to the 401(k) Plan based on 25% of an employee's contribution up to a maximum of 1.25% of total compensation; approximately $242,000, $288,000 and $199,000 in matching contributions were recorded during fiscal years 1999, 1998 and 1997, respectively.

(17)      RESTRUCTURING

         During the third quarter of 1998, the Company completed a thorough review of its operations and market opportunities. The Company concluded it was necessary to write-down assets dedicated to the Audio division, primarily prepaid royalties, and reduce headcount due to the Company's decision to exit the Audio and Graphics businesses.

         In connection with the reorganization, the Company recorded a charge of $1.8 million which included non-cash expense of $1.0 million and cash expense of $0.8 million. The non-cash charge was related to prepaid royalties which will not be utilized. This write-off was completed by the end of the third quarter of fiscal 1999. Cash outlays related to the headcount reduction of 56 individuals. As of June 30, 1998 all amounts have been paid and there is no accrual remaining relating to the restructuring.

(18)     SEGMENT INFORMATION

         SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer (CEO).

         For fiscal year 1999, Oak Technology has three reportable segments which offer different product lines to each of its target markets: Optical Storage Group, Consumer Group and Digital imaging Equipment Group. The Optical Storage Group provides high-performance controllers for CD-ROM and CD-RW to OEM's who serve the optical storage market. The Consumer Group is targeting its products for the emerging digital entertainment system market, with focus on integrated circuits for video disk player systems (DVD and VCD) and digital broadcast applications. The Digital imaging Equipment Group provides high-performance imaging systems for the digital imaging environment, including products used in digital laser copiers and printers as well as multifunction peripherals. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated. The Company does not allocate assets to its individual operating segments.

         Information about reported segment income or loss is as follows for the years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                          1999               1998               1997
                                                    ----------------   -----------------  -----------------
Net Revenues
         Optical Storage..........................  $       46,992      $      129,170     $      144,760
         Digital imaging Equipment................          20,897              19,406              8,444
         Consumer.................................           3,162               4,912             12,251
         PC Audio and 3D Graphics.................              --               3,618              1,940
                                                    ----------------   -----------------  -----------------
                                                    $       71,051      $      157,106     $      167,395
                                                    ----------------   -----------------  -----------------
                                                    ----------------   -----------------  -----------------
Cost of Goods Sold and Direct Operating Expenses,
   less Depreciation:
         Optical Storage..........................  $       39,582      $       73,263     $       76,854
         Digital imaging Equipment................          19,131              11,866              5,413
         Consumer.................................          20,817              13,946             13,803
         PC Audio and 3D Graphics.................             --               12,946             15,265
                                                    ----------------   -----------------  -----------------
                                                    $       79,530      $      112,021     $      111,335
                                                    ----------------   -----------------  -----------------
                                                    ----------------   -----------------  -----------------
Depreciation and Amortization
         Optical Storage..........................  $        2,043      $          364     $          271
         Digital imaging Equipment................           1,626                 499                372
         Consumer.................................           1,487                 277                206
         PC Audio and 3D Graphics.................              --                 768                572
                                                    ----------------   -----------------  -----------------
                                                    $        5,156      $        1,908     $        1,421
                                                    ----------------   -----------------  -----------------
                                                    ----------------   -----------------  -----------------
Contribution Margin:
         Optical Storage..........................  $        5,366      $       55,543     $       67,635
         Digital imaging Equipment................             140               7,041              2,659
         Consumer.................................         (19,142)             (9,311)            (1,758)
         PC Audio and 3D Graphics.................              --             (10,096)           (13,897)
                                                    ----------------   -----------------  -----------------
                                                    $      (13,636)     $       43,177     $       54,639
                                                    ----------------   -----------------  -----------------
                                                    ----------------   -----------------  -----------------

         For the years ended June 30, 1999, 1998 and 1997, the "Other" revenue category consists of various corporate revenues. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the years ended June 30, 1999, 1998 and 1997 is as follows (in thousands):

                                                              1999                1998               1997
                                                         ---------------    ---------------    ---------------
Contribution margin from operating segments                   (13,636)            43,177             54,639
Indirect costs of goods sold and operating expenses            41,149             49,192             16,791
Acquisition-related/restructuring expenses                      7,161              3,089              5,000
                                                         ---------------    ---------------    ---------------
Total operating income (loss)                                 (61,946)            (9,104)            32,848
Other income                                                    5,530             16,101              5,408
                                                         ---------------    ---------------    ---------------
Income (loss) before taxes                                 $  (56,416)          $  6,997         $   38,256
                                                         ---------------    ---------------    ---------------
                                                         ---------------    ---------------    ---------------

         Indirect costs of goods sold and operating expenses includes all costs and expenses not specifically charged to the operating segments in the financial information reviewed by the Company's chief decision making officer. These include inventory reserve provisions and adjustments; operating overhead included in consolidated cost of goods sold; corporate research and development expenses; and most of the Company's selling, general and administrative expenses.

         The Company maintains significant operations in the United States, United Kingdom, Taiwan and Japan. Activities in the United States consist of corporate administration, product development, logistics and worldwide sales management. Foreign operations consist of regional sales and limited board-level manufacturing.

         The following distribution of net revenues, identifiable assets by geographic areas, and property and equipment for the years ended June 30, 1999, 1998 and 1997 are as follows (in thousands):

                                                           1999               1998               1997
                                                     ----------------   -----------------  -----------------
Revenue from unaffiliated customers
   Originating from:
          United States............................  $       10,147      $       13,155     $        6,239
          Japan....................................          36,728              60,360             67,389
          Korea....................................           7,002              31,364             38,402
          Taiwan...................................           2,104              21,414             26,288
          Other Asia...............................           6,962              16,823             27,484
          Europe...................................           8,108              13,990              1,593
                                                     ----------------   -----------------  -----------------
                                                     $       71,051      $      157,106     $      167,395
                                                     ----------------   -----------------  -----------------
                                                     ----------------   -----------------  -----------------
Identifiable assets:
          United States............................  $      181,699      $      232,689     $      234,121
          Japan....................................           7,750              14,563             25,731
          Taiwan...................................           8,917              12,679             27,743
          Europe...................................           5,475               2,036                  -
                                                     ----------------   -----------------  -----------------
                                                     $      203,841      $      261,967     $      287,595
                                                     ----------------   -----------------  -----------------
                                                     ----------------   -----------------  -----------------

Property and equipment, net:
          United States............................  $       15,472      $       18,831     $       14,534
          Japan....................................             551                 677                433
          Taiwan...................................           5,175               5,147              4,991
                Europe.............................             841                 459                  -
                                                     -----------------  ------------------ ------------------
                                                     $       22,039      $       25,114     $       19,958
                                                     -----------------  ------------------ ------------------
                                                     -----------------  ------------------ ------------------

                  The following table summarizes the annual percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues and the percentage of total accounts receivable due from these customers. Customers included herein were primarily from the Optical Storage business segment.

                                                                    Percentage of Net Revenues
                                                       ---------------------------------------------------
                                                                        Year Ended June 30,
                                                       ---------------------------------------------------
                                                            1999               1998              1997
                                                       -------------      -------------     --------------
Yamaha Corporation.................................         17%                --%                --%
Mitsumi Electronic Co., Ltd........................         10%                17%                14%
LG Electronics.....................................         --%                14%                13%
NEC Home Electronics, Ltd..........................         --%                10%                --%

                                                             Percentage of Total Accounts Receivable
                                                       ---------------------------------------------------
                                                                        As of June 30,
                                                       ---------------------------------------------------
                                                            1999               1998              1997
                                                       -------------      -------------     --------------
Yamaha Corporation...............................           21%                --%                --%
Mitsumi Electronic Co., Ltd......................           10%                19%                23%
LG Electronics...................................           --%                --%                --%
NEC Home Electronics, Ltd........................           --%                13%                22%

Major customers disclosed above were primarily in the Optical Storage market segment.


(19)     RELATED PARTY TRANSACTION

         At June 30, 1999 the Company had an outstanding note receivable from one of its officers, totaling $2.0 million, with full recourse. The note incurs interest at 4.62% per year, and is payable in three equal annual installments (plus interest), due on the anniversary dates of the note.

(20)   SUBSEQUENT EVENTS


STOCK REPURCHASE

         On July 28, 1999, the Company announced that its Board of Directors approved a stock repurchase plan authorizing the purchase of up to four million shares of the Company's common stock. Repurchases will be made from time to time in open market or privately negotiated transactions over one year, unless further extended by the Board.

XIONICS ACQUISITION

         On July 29, 1999, the Company announced it had entered into a definitive agreement to acquire Xionics Document Technologies, Inc. Under the terms of the agreement, which is subject to approval by the shareholders of both companies, Oak would issue approximately 10.6 million shares of its common stock and approximately $38.7 million in cash to acquire all of the common stock of Xionics. The transaction will be accounted for under the purchase method of accounting, and is expected to be completed in the second quarter of fiscal 2000.

                                                                   SCHEDULE II

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                            Additions
                                                            Charged to
                                         Beginning          Costs and          Deductions          Ending
Allowance for Doubtful Accounts           Balance            Expenses          Write-Offs          Balance
- ------------------------------------  -----------------  -----------------  -----------------  ----------------
Year ended June 30, 1999               $       809        $        --        $      (254)      $       555

Year ended June 30, 1998                       663                353               (207)              809

Year ended June 30, 1997                       916                286               (539)              663

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date:  September 28, 1999              OAK TECHNOLOGY, INC.


                                                 By:   /s/ Young Sohn
                                                 ----------------------
                                                 Young Sohn, President
                                                 (Principal Executive Officer)

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Young Sohn his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                     Title                         Date
         ---------                     -----                         ----
         /s/ David D. Tsang            Chairman of the Board of      September 28, 1999
         ------------------------      Directors
         David D. Tsang                Officer

         /s/ Young K. Sohn             Chief Executive Officer,      September 28, 1999
         ------------------------      President, and Director
         Young K. Sohn

         /s/ Richard B. Black          Director                      September 28, 1999
         ------------------------
         Richard B. Black

         /s/ Ta-lin Hsu                Director                      September 28, 1999
         ------------------------
         Ta-Lin Hsu

         /s/ Timothy Tomlinson         Director                      September 28, 1999
         ------------------------
         Timothy Tomlinson


         /s/ Albert Yu                 Director                      September 28, 1999
         ------------------------
         Albert Y.C. Yu

                                  EXHIBIT INDEX

Exhibit

NUMBER         EXHIBIT TITLE
- --------       --------------
23.01          Consent of Independent Auditors

24.01          Power of Attorney (see page 80 of this Form 10-K)

27.01          Financial Data Schedule

10.33          Amendment to Option Agreement dated June 30, 1999 between Oak
               Technology Inc. and Taiwan Semiconductor Manufacturing Co., Ltd.

10.34          Agreement and Plan of Merger and Reorganization between Oak
               Technology, Inc., Vermont Acquisition Corp. and Xionics Document
               Technologies, Inc. dated July 29, 1999.