Form 10-K/A
period 1999-06-30
OAK TECHNOLOGY INC
filed 1999-10-26
CIK 824225

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K/A

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

       41,189,586 shares of the Registrant's $.001 par value Common Stock were outstanding at August 31,1999


                       DOCUMENTS INCORPORATED BY REFERENCE

No documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K, as amended.

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

         On July 29, 1999, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among Xionics Document Technologies, Inc. ("Xionics"), Vermont Acquisition

Corporation, a wholly-owned subsidiary of the Company ("Merger Sub"), and the Company, whereunder Xionics will merger with and into Merger Sub and thus become a wholly-owned subsidiary of the Company (the "Merger"). Completion of the Merger is contingent upon Xionics' stockholders approving the Merger at a special meeting to be announced in a Joint Proxy Statement expected to be mailed to Xionics and Company stockholders during November 1999; the Company's stockholders approving the issuance of new shares of Company common stock to be exchanged for Xionics common stock; and the satisfaction of waiver of other closing conditions contained in the Merger Agreement. In the Merger, Xionics stockholders will receive $2.94 in cash and 0.8031 shares of Company Common Stock for each share of Xionics Common Stock owned.

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

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of August 31, 1999, the Directors of the Company, and the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

         Name                       Age     Position
         ----                       ---     --------
         David D. Tsang             57      Chairman of the Board of Directors

         Young K. Sohn              43      Chief Executive Officer, President,
                                            and Director

         Ta-Lin Hsu, Ph.D.          56      Director

         Timothy Tomlinson          49      Director

         Richard B. Black           66      Director

         Albert Y.C. Yu, Ph.D       58      Director

         Robert O. Hersh            44      Vice President, Finance, and Chief
                                            Financial Officer

         William Housley            43      Vice President of Oak, General
                                            Manager of Optical Storage Group

         Paul H.F. Vroomen          42      Vice President of Oak, General
                                            Manager of Consumer Group

         Peter Besen                44      Vice President of Oak, General
                                            Manager of Imaging Group

         Abel S. Lo                 49      Vice President of Oak, General
                                            Manager, Oak Technology, Taiwan

         Shawn M. Soderberg         38      Vice President, General Counsel and
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

         Section 16(a) of the Securities Exchange Act of 1934 requires Oak's executive officers, directors and persons who beneficially own more than 10% of Oak's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish Oak with copies of all Section 16(a) forms filed by such persons.

         During fiscal 1999, Mr. Besen did not timely file his Statement of Beneficial ownership on Form 3, Mr. Sohn filed an amended Form 3 to report an additional 10,000 shares of Oak common stock, and Mr. Chu failed to report a holding of an employee stock option on his Form 3.

         Except for these three instances and based solely on its review of such forms furnished to it and written representations from certain reporting persons, Oak believes that all executives officers, directors and more than 10% stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal 1999.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth information for the fiscal years ended June 30, 1999, June 30, 1998 and June 30, 1997 concerning compensation paid or accrued by Oak to (i) both the current and former Chief Executive Officer of Oak, (ii) the four most highly compensated executive officers of Oak whose total annual salary and bonus for fiscal year 1999 exceeded $100,000 and who were serving as executive officers as of June 30, 1999, and (iii) two additional individuals who otherwise would have been included in the table but for the fact that they were not serving as executive officers as of June 30, 1999.

                         SUMMARY COMPENSATION TABLE




                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                                                             AWARDS
                                                   ANNUAL COMPENSATION                   -------------
                                         ---------------------------------------------     SECURITIES
                                                                          OTHER ANNUAL     UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR    SALARY($)   BONUS($)(1)  COMPENSATION       OPTIONS      COMPENSATION
---------------------------------------  -----   ---------   -----------  ------------   -------------    ------------
Young K. Sohn(2)..................       1999     $151,731          $0     $2,000,000      2,040,000        $56,245
President and Chief                      1998          N/A         N/A            N/A         20,000
Executive Officer                        1997          N/A         N/A            N/A            N/A

David D. Tsang(3).................       1999     $330,833          $0             --         90,000         $5,246
Chairman of the Board and                1998     $300,000          $0             --        100,000
former Chief Executive Officer           1997     $302,825    $180,000             --              0

Shawn M. Soderberg(4).............       1999     $203,681     $76,000             --        140,000         $2,429
Vice President, General                  1998     $166,290     $61,281             --         15,000
Counsel and Secretary                    1997     $149,697     $36,593             --         35,000

Peter D. Besen(5).................       1999     $188,810     $41,200       $250,000        297,500         $2,208
General Manager, Digital                 1998     $139,441     $47,819             --         30,000          2,670
Imaging Group                            1997     $125,500      $3,700             --         60,000          1,636

Paul H.F. Vroomen(6)..............       1999     $196,076      $8,547             --        212,500         $2,663
General Manager, Consumer                1998     $145,161     $34,797             --         80,000
Group                                    1997          N/A         N/A            N/A            N/A

Robert O. Hersh(7)................       1999     $122,207     $48,000             --        170,000           $700
Vice President and Chief                 1998          N/A         N/A            N/A            N/A

Financial Officer                        1997          N/A         N/A            N/A            N/A

Richard Simone(8).................       1999     $213,327      $6,000             --        130,000       $104,366
Vice President, Technology               1998      $11,195     $31,000             --              0
and Operations                           1997          N/A         N/A            N/A            N/A

Richard B. Black(9)...............       1999     $227,789          $0             --        140,000       $331,356
Vice-Chairman of the Board               1998     $111,376          $0             --        156,000
                                         1997          N/A         N/A            N/A          6,000


--------------------
(1) The award of any bonus is subject to the discretion of the compensation committee of the Oak Board and if awarded, will be based upon achievement of targets established for financial performance and attainment of other annual goals as determined by the compensation committee. No bonus will be paid for achievement of any of the designated levels of operating results unless a specified minimum level of income before income taxes is achieved by Oak.

(2) Mr. Sohn's current salary rate is $450,000 per annum, and he is eligible in fiscal 2000 for a performance bonus of between 60% and 120% of his annual salary. Mr. Sohn served as a director of Oak from January 1998 until February 1999 when he became President and Chief Executive Officer. Long-term compensation awards in fiscal 1999 include an option for 40,000 shares granted in July, 1998 while serving as a non-employee director of Oak, and an option for 2,000,000 shares granted in February 1999 upon acceptance of the position of chief executive officer and president. Mr. Sohn was awarded a $2,000,000 loan, for which the payment of principal and interest are to be forgiven in three equal annual installments over a three-year period measured from the first anniversary of the loan provided Mr. Sohn remains an employee of Oak during that term. Mr. Sohn is entitled to the first installment if he is terminated during his first year. All other compensation for fiscal 1999 includes $27,000 for director fees, $29,000 for special committee fees and $245 group term life insurance premium paid by Oak.

(3) Mr. Tsang served as Chief Executive Officer and President until February 1999 when he resigned from these offices, but he continues to serve Oak as chairman of the board. His current salary rate is $325,000 per annum, and he is eligible in fiscal 2000 for a target bonus of between 60% and 90% of his annual salary. All other compensation for fiscal 1999 includes 401(k) matching contribution of $2,000 and Oak's payment of $3,240 group term life insurance premium.

(4) Ms. Soderberg joined Oak in February 1996. Her current salary rate is $190,000 per annum, and she is eligible in fiscal 2000 for a target bonus of up to 40% of her annual salary. Long-term compensation awards for fiscal 1999 include options for 20,000 shares originally granted in prior fiscal years that were repriced in fiscal 1999. All other compensation for fiscal 1999 includes 401(k) matching contribution of $2,000 and Oak's payment of $929 group term life insurance premium.

(5) Mr. Besen's current salary rate is $180,000 per annum, and he is eligible for a target bonus of up to 40% of his annual salary. Long-term compensation awards for fiscal 1999 include options for 90,000 shares originally granted in prior fiscal years that were repriced in fiscal 1999. Mr. Besen was awarded a $250,000 loan, for which the payment of principal and interest are to be forgiven in three equal annual installments over a four-year period commencing on the second anniversary of the loan. All other compensation for fiscal 1999 includes 401(k) matching contribution of $2,208.

(6) Mr. Vroomen joined Oak in September of 1997. His current salary rate is $190,000 per annum, and he is eligible in fiscal 2000 for a target bonus of up to 40% of his annual salary. Long-term compensation awards include options for 70,000 shares granted in a prior fiscal year and repriced in fiscal 1999. All other compensation for fiscal 1999 includes 401(k) matching contribution of $2,000 and Oak's payment of $663 group term life insurance premium.

(7) Mr. Hersh joined Oak in November of 1998. His current salary rate is $190,000 per annum and he is eligible in fiscal 2000 for a target bonus of up to 40% of his annual salary. All other compensation represents Oak's payment of $700 group term life insurance premium.

(8) Mr. Simone joined Oak in June 1998 and resigned his position June 23, 1999. Long-term compensation awards include an option for 70,000 shares granted and repriced in fiscal 1999. All other compensation for fiscal 1999 includes a $99,750 severance payment, 401(k) matching contributions of $1,675, and Oak's payment of $2,940 group term life insurance premium.

(9) Mr. Black served as president of Oak from January 1998 through February 1999, and he now serves as vice-chairman of the board. Long-term compensation awards include a performance-based option for 90,000 shares subsequently cancelled without value when Mr. Black ceased serving as president, and an option for 50,000 shares granted under the 1994 Employee Stock Option Plan. All other compensation for fiscal 1999 includes Oak's payment of $186,693 for relocation expenses, $121,356 as severance payment, $16,500 in director fees, and Oak's payment of $6,804 group term life insurance premium.

         The following table contains information concerning the stock options granted to the persons named in the Summary Compensation Table during the fiscal year ended June 30, 1999. No stock appreciation rights were granted in fiscal 1999.

                                                   INDIVIDUAL GRANTS
                             -----------------------------------------------------------  POTENTIAL REALIZABLE VALUE($)
                               NUMBER OF      PERCENT OF                                     AT ASSUMED ANNUAL RATES
                              SECURITIES    TOTAL OPTIONS                                  OF STOCK PRICE APPRECIATION
                              UNDERLYING      GRANTED TO     EXERCISE OR                       FOR OPTION TERM(1)
                                OPTIONS      EMPLOYEES IN     BASE PRICE     EXPIRATION   -----------------------------
NAME                          GRANTED(2)     FISCAL YEAR      ($/SH)(3)         DATE            5%           10%
---------------------------  ------------   --------------   ------------    ----------   -------------  --------------
Young K. Sohn............        40,000(4)      0.3689          $3.2500       07/30/08         $81,756      $207,187
                              2,000,000(5)     18.4443          $3.0000       02/21/09      $3,773,368    $9,562,455
David D. Tsang...........        90,000(6)      0.8300          $3.2500       08/12/08        $183,952      $466,170

Shawn M. Soderberg.......        60,000(6)      0.5533          $3.2500       08/12/08        $122,634      $310,780
                                 20,000(7)      0.1844          $3.2500       08/12/08         $40,878      $103,593
                                 60,000         0.5533          $3.0000       05/18/09        $113,201      $286,874

Peter B. Besen...........        82,500(6)      0.7608          $3.2500       08/12/08        $168,622      $427,322
                                 90,000(7)      0.8380          $3.2500       08/12/08        $183,952      $466,170
                                125,000         1.1528          $3.0000       05/18/09        $235,835      $597,653

Paul Vroomen.............        82,500(6)      0.7608          $3.2500       08/12/08        $168,622      $427,322
                                 80,000(7)      0.7378          $3.2500       08/12/08        $163,513      $414,373
                                 50,000         0.4611          $3.0000       05/18/09         $94,334      $239,061

Robert O. Hersh..........        50,000(4)      0.4611          $3.6250       11/16/08        $113,987      $288,866
                                 60,000(6)      0.5533          $3.6250       11/16/08        $136,785      $346,639
                                 60,000         0.5533          $3.0000       05/18/09        $113,201      $286,874

Richard B. Black.........        90,000(6)      0.8300          $3.2500       08/12/08        $183,952      $466,170
                                 50,000(4)      0.4611          $3.0000       05/18/09         $94,334      $239,061

Richard Simone(1)........        70,000(7)      0.6455          $4.5625       07/01/08         $88,237      $194,982
                                 60,000(6)      0.5533          $3.2500       08/12/08        $122,634      $310,780
                                 70,000         0.6455          $3.2500       08/12/08        $143,074      $362,576


-------------------
(1) Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the 10-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect Oak's estimate of future stock price growth.

(2) All options except those noted, become vested for (i) 24% of the underlying shares on the first anniversary of the grant date and (ii) for the balance of the shares in a series of successive equal monthly installments of 2% of the remaining option shares measured from the first anniversary of the vesting commencement date. Each option, unless noted was granted with a term of ten (10) years.

(3) The exercise price may be paid in (i) cash, (ii) shares of Common Stock held for the requisite period to avoid a charge tot he Company's earnings for financial reporting purposes, (iii) through a same-day sale program or
      (iv) subject to the discretion of the Plan Administrator, by delivery of a full-recourse, secured promissory note payable to Oak.

(4)   The options all accelerate in full upon a change of control of Oak.

(5) The option is immediately exercisable with rights of repurchase lapsing monthly at the rate of 2.0833%. In addition, the option will accelerate upon achievement of certain performance goals and certain terminations of employment. See "Employment and Change of Control Arrangements" below.

(6) Options noted become fully exercisable on the seventh (7th) anniversary of the date of grant. These options have vesting acceleration provisions upon the attainment of certain earnings per share targets. An additional 33 1 *3 % of shares become exercisable in the event Oak reports increasing earnings per share (EPS) for one or more fiscal years equal to or in excess of $.40, $.80, and $1.20. In the event the EPS for a fiscal year is less than the EPS for any earlier fiscal year, no additional shares of Common Stock shall accelerate with respect to such later fiscal year. Options become fully exercisable in the event of a change of control.

(7) The options noted were granted in prior fiscal years, cancelled and regranted in fiscal 1999 at fair market value with a restart of vesting.

OPTION EXERCISES AND FISCAL 1999 YEAR-END VALUES

         The following table provides certain information concerning exercises of options to purchase Oak's Common Stock in the fiscal year ended June 30, 1999 by the persons named in the Summary Compensation Table and sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of June 30, 1999. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of Oak's Common Stock as of June 30, 1999. Oak has not issued any stock appreciation rights.

        AGGREGATE OPTION EXERCISES AND FISCAL 1999 YEAR-END VALUES

                                                                 NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                                              OPTIONS AT FISCAL YEAR-END     AT FISCAL YEAR-END(1)
                              SHARES ACQUIRED      VALUE     ---------------------------   --------------------------
                                ON EXERCISE      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                              ---------------    --------    ------------  -------------   -----------  -------------
Young K. Sohn                     200,000          $0.00     1,840,134(2)      19,966         $0.00     $1,140,000.00

David D. Tsang                          0          $0.00        38,000        152,000         $0.00        $33,750.00

Shawn M. Soderberg                      0          $0.00        23,400        146,600         $0.00        $67,500.00

Peter D. Besen                          0          $0.00             0        297,500         $0.00       $142,812.50

Paul Vroomen                            0          $0.00             0        212,500         $0.00        $92,187.50

Robert O. Hersh                         0          $0.00             0        170,000         $0.00        $37,500.00

Richard B. Black(3)                     0          $0.00        61,560        156,440         $0.00        $31,250.00

Richard Simone(4)                       0          $0.00             0        130,000         $0.00        $48,750.00

--------------------
(1) Calculated by determining the difference between the fair market value of the securities underlying the options at June 30, 1999 (based on the closing price of $3.625 for Oak's Common Stock on the Nasdaq National Stock Market on June 30, 1999) and the exercise price of the options.

(2) Includes options to purchase 1,833,334 shares that are immediately exercisable but unvested and are subject to Oak's right of repurchase.

(3) Mr. Black is Vice-Chairman of the Oak Board and served as President of Oak from January 1998 through February 1999.

(4)   Mr. Simone resigned as Vice President on June 23, 1999.

SPECIAL OPTION REGRANT PROGRAM

         During the 1999 fiscal year, the compensation committee felt that circumstances had made it necessary for Oak to implement an option cancellation/regrant program. Accordingly, on August 12, 1998, all of Oak's employees (including those executive officers who were new officers for fiscal
1998) were given the opportunity to surrender their outstanding options issued under the 1988 and 1994 Stock Option Plans with exercise prices in excess of $3.50 per share could be exchanged at the election of the optionee for a new option grant for the same number of shares with a lower exercise price of $3.25 per share, the fair market value per share of Oak's Common Stock on the regrant date. A restart of vesting was imposed, and the new options become exercisable as follows: twenty-four percent at the end of the first anniversary of the date of grant and the balance in a series of thirty-eight equal monthly installments.

         The compensation committee determined that this program was necessary because equity incentives are a significant component of the total compensation package of each Company employee and play a substantial role in Oak's ability to retain the services of individuals essential to Oak's long-term financial success. Prior to the implementation of the program, the market price of Oak's Common Stock had fallen as a result of market factors which adversely impacted Oak's financial results and which did not necessarily reflect the employees' contributions to Oak's progress. The compensation committee felt that Oak's ability to retain key employees would be significantly impaired, unless value was restored to their options in the form of regranted options at the current market price of Oak's Common Stock. However, in order for the regranted options to serve their primary purpose of assuring the continued service of each optionee, a new vesting schedule was imposed with respect to the regranted option shares. The new options do not continue to vest in accordance with their original option vesting schedule, but may only be exercised for twenty-four percent of the total shares after the optionee has completed one year of service measured from the regrant date. Thereafter, the options may be exercised for an additional two percent of the total shares on each monthly anniversary date until fully vested. Accordingly, an employee or officer who elected to reprice his or her current options was required to restart the fifty month vesting that applied to a canceled option.

         As a result of the new exercise schedules imposed on the regranted options, the compensation committee believes that the program strikes an appropriate balance between the interests of the option holders and those of the stockholders. The lower exercise prices in effect under the regranted options make those options valuable once again to the new executive officers and key employees critical to Oak's financial performance. However, those individuals will enjoy the benefits of the regranted options only if they in fact remain in Oak's employ and contribute to Oak's financial success.

         The following table sets forth information with respect to all repricings of options held by any executive officer of Oak since February 13, 1995, the date of Oak's initial public offering.

                                              NUMBER OF         MARKET                                   LENGTH OF
                                              SECURITIES       PRICE OF                                 OPTION TERM
                                              UNDERLYING       STOCK AT       EXERCISE                  REMAINING AT
                                               OPTIONS         TIME OF     PRICE AT TIME      NEW         DATE OF
                               REPRICING       REPRICED       REPRICING     OF REPRICING   EXERCISE     REPRICING OR
            NAME                  DATE        OR AMENDED     OR AMENDMENT   OR AMENDMENT     PRICE       AMENDMENT
---------------------------    ---------      ----------     ------------  -------------   --------    ---------------
Peter D. Besen..............    08/01/96        20,000          $6.50          $28.50        $6.50     4 yrs, 97 days
   General Manager,             08/01/96        10,000          $6.50          $19.38        $6.50     4 yrs, 174 days
   Digital Imaging Group        08/12/98        20,000          $3.25           $6.50        $3.25     2 yrs, 86 days
                                08/12/98        10,000          $3.25           $6.50        $3.25     2 yrs, 163 days
                                08/12/98        30,000          $3.25           $9.38        $3.25     3 yrs, 294 days
                                08/12/98        30,000          $3.25           $9.63        $3.25     4 yrs, 83 days

Richard Simone (1)..........    08/12/98        70,000          $3.25           $4.5625      $3.25     4 yrs, 323 days
   Vice President,
   Technology and
   Operations

Shawn M. Soderberg..........    08/01/96        30,000          $6.50          $25.13        $6.50     4 yrs, 212 days
   Vice President,              08/12/98         5,000          $3.25          $13.50        $3.25     3 yrs, 203 days
   General Counsel &            08/12/98        15,000          $3.25           $7.00        $3.25     4 yrs, 202 days
   Secretary

Paul H. F. Vroomen..........    08/12/98        80,000          $3.25          $10.875       $3.25     4 yrs, 21 days
   General Manager,
   Consumer Group

Ronald E. Wilderink(2)......    08/01/96        20,000          $6.50          $13.81        $6.50     3 yrs, 274 days
   Vice President,
   Corporate Controller

-----------------
(1)   Mr. Simone resigned as Vice President on June 23, 1999

(2)   Mr. Wilderink resigned as Vice President on August 24, 1998


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The compensation committee (the "Committee") is comprised of two independent, non-employee directors of Oak, none of whom are former employees of Oak. The compensation committee was comprised of Young Sohn and Ta-Lin Hsu until Mr. Sohn became an employee of Oak in February 1999. Effective August of 1999 the compensation committee was comprised of Ta-Lin Hsu and Albert Yu; (between February and August the full board performed the functions of the compensation committee). For a description of transactions between Oak and members of the compensation committee and entities affiliated with such members, see "Certain Relationships and Related Transactions."

         No executive officer of Oak served on the compensation committee of another entity or on any other Committee of the Oak Board of another entity performing similar functions, during the last fiscal year.

EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         On February 22, 1999, Oak entered into an employment agreement with Mr. Sohn in connection with his employment as Oak's President and Chief Executive Officer. Pursuant to this agreement, Mr. Sohn will be paid an annual base salary of $450,000 and will be eligible to receive a performance bonus of 60% to 120% of his base salary for each fiscal year beginning with fiscal 2000 based on the achievement of certain fiscal and performance based objectives as agreed to with the Oak Board. Mr. Sohn also executed a promissory note on February 22, 1999 for $2,000,000 with interest payable at a rate of 4.62% per annum, compounded annually. Oak will forgive the repayment of principal and accrued interest on the note in three equal annual installments beginning February 25,

2000 provided Mr. Sohn is continuously employed with Oak during each year in the three-year note term, but if Mr. Sohn is terminated during the first year of the three-year term, the first installment of principal and accrued interest will be forgiven.

         Mr. Sohn was granted an option to purchase 2,000,000 shares of the company's common stock with an exercise price of $3.00 per share. The option shares vest in 48 equal monthly installments over his 4-year period of service. In the event that Oak's common stock has an average closing price of at least $20 per share for a period of 30 consecutive calendar days, Mr. Sohn will vest in 50% of any unvested shares. In addition, all shares will vest upon a change in control of Oak (whether by merger, asset sale or sale of stock by the stockholders) or a dissolution of Oak. If Mr. Sohn's employment is terminated for any reason during this first year of employment, the number of shares in which he will be vested will be increased to the greater of (A) 25% of the total option shares or (B) the number of shares in which he is otherwise vested plus 12.5% of the option shares. If his employment is terminated without cause after one year, then the number of shares in which he will be vested will be increased to the number of shares in which he is otherwise vested plus 12.5% of the option shares. Mr. Sohn exercised the option on February 22, 1999, subject to Oak's right to repurchase any shares in which he is not vested upon his termination of employment.

         In the event that Mr. Sohn is terminated for any reason during his first year of employment, he will receive (i) his base salary for a period of 12 months, (ii) 50% of his target performance bonus and (iii) the first installment of his special bonus (the loan forgiveness). If his employment is terminated without cause after the first year of employment, Mr. Sohn will receive his base salary for 6 months and 50% of his target performance bonus. In the event that Mr. Sohn's employment is terminated without cause or if he resigns for good reason (including as a result of a decrease in his salary or performance bonus or a change in his title, authority or responsibilities) within 12 months of a change in control of Oak, he will receive (i) his base salary for a period of 12 months and (ii) his target performance bonus.

         In August of 1998, Oak issued non-qualified stock options that will accelerate upon a change in control of Oak to Peter Besen, Abel Lo, Shawn Soderberg, David Tsang, and Paul Vroomen. In November of 1998 and in April 1999, similar stock options were issued to Robert Hersh and William Housley, respectively.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The compensation committee (the "Committee") is comprised of two independent, non-employee directors of Oak, none of whom are former employees of Oak. The compensation committee was comprised of Young Sohn and Ta-Lin Hsu until Mr. Sohn became an employee of Oak in February 1999. Effective August of 1999 the compensation committee was comprised of Ta-Lin Hsu and Albert Yu; (between February and August the full board acted as the compensation committee). The compensation committee's primary function is to provide guidance and leadership to the Chief Executive Officer, the Chief Financial Officer and the VP, Human Resources to enable them to design an executive compensation program which attracts and retains executive management. The primary role of the Committee is to review and approve the salary, bonus, stock options and other benefits, direct or indirect, of Oak's officer group.

         Oak has considered the potential impact of Section 162(m) of the Internal Revenue Code ("Section 162(m)") adopted under the federal Revenue Reconciliation Act of 1993. Section 162(m) of the Internal Revenue Code disallows a Federal income tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. This limitation applies only to compensation which is not considered to be performance based. Oak's 1994 Option Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under the plan will qualify as performance-based compensation and will not be subject to the $1 million limitation. Mr. Sohn's option grant and special bonus for fiscal 1999 were approved by the entire Oak Board and will not qualify as performance-based compensation. Additional non-performance based compensation paid to Oak's executive officers for the 2000 fiscal year will exceed the $1 million limit per officer only by an insubstantial amount for one executive officer, and the Committee has decided not to take any action at this time to limit or restructure the elements of cash compensation payable to Oak's executive officers. Oak's policy is to qualify to the extent reasonable its executive officers' compensation for deductibility under applicable tax laws.

         The compensation program and policies of Oak are designed to enhance stockholder value by aligning the financial interests of the executive officers of Oak with those of its stockholders. Oak's compensation program utilizes base salary, performance based cash bonuses and stock options to motivate executive officers to achieve Oak's business objectives and to recognize the value achieved by the executive team for Oak's stockholders.

         SALARY

         During the fiscal year, the Committee reviews with the Chief Executive Officer, and approves, with modifications it deems appropriate, an annual salary plan for Oak's executive officers. In making individual base salary decisions, the Committee reviews each officer's duties and the contributions the officer has made to Oak's overall performance. The Committee also compares the salary of each officer with other officers' salaries, taking into consideration the number of years employed by Oak, the possibility of future promotions and the extent and frequency of prior salary adjustments.

         INCENTIVE COMPENSATION

         The company has continued an executive bonus plan, which is based upon achievement of targets established for financial performance and attainment of other annual goals as determined by the Committee. For the purposes of the bonus calculation under the bonus plan, performance is measured according to achievement of approved targets in specified categories. If the targeted levels are met, generally, each participant in the bonus plan may earn a bonus of up to 40% of such executives officer's base salary, with the exception of the Chief Executive Officer who is eligible to earn a bonus from 60--120% of base salary. Payment of this performance bonus is based upon the achievement or fiscal and performance-based objectives as agreed to by the board. If the targeted levels are exceeded, additional bonuses are earned. The maximum bonus, which can be earned in any year by an executive under the plan, is 150% of the targeted bonus. No bonus will be paid for achievement of any of the designated levels of operating results unless Oak achieves a specified minimum level of income before income taxes. In addition, regardless of whether targeted performance levels are met, any award is subject to the discretion of the compensation committee of the Oak Board. In general, for fiscal year 1999, no executive incentive cash bonuses were paid in keeping with the performance of the company.

         STOCK OPTIONS

         The Committee believes that equity ownership provides significant additional motivation to executive officers to maximize value for Oak's stockholders. Generally the committee grants stock options at the commencement of an executive officer's employment and, depending upon that officer's performance and the appropriateness of additional awards to retain key employees, periodically thereafter. In making its determination as to grant levels, the committee takes into consideration prior grants to such executive, the number of years such officer has been employed by Oak, grants made in the broad high tech industry to similarly situated executives, and, in the case of an initial grant, the sufficiency of such grant to attract the executive to accept employment with Oak. In fiscal year 1999, executive officers and technical employees were granted stock options above the market median, to achieve retention objectives as appropriate to their level of contribution, thus shifting the emphasis in pay from cash to equity.

         CEO COMPENSATION

         The committee independently determined the base salary for Mr. Tsang as the Chief Executive Officer based on the assessment of Oak's performance against its present goals, Oak's performance within the semiconductor industry, the overall performance of the Chief Executive Officer, and the compensation levels of similarly situated chief executive officers. Based upon such assessment, Mr. Tsang's annual base salary was $325,000. Mr. Tsang has continued to earn this salary as Oak's chairman of the board and is expected to work with the chief executive officer on strategic technology initiatives and vendor/customer relationships. Mr. Tsang is currently eligible in fiscal 2000 to receive a performance bonus of between 60% to 120% of his annual salary upon achievement of pre-specified objectives approved by the Oak Board. In addition, Mr. Tsang received options to purchase 90,000 shares during fiscal 1999. Mr. Tsang did not earn a cash bonus under Oak's executive bonus plan for fiscal 1999.

         Mr. Sohn's compensation was negotiated by the Oak Board in light of the objectives and assessment mentioned above. Pursuant to his employment agreement dated February 22, 1999, Mr. Sohn's annual base salary is $450,000. In fiscal 2000, he will be entitled to receive a performance bonus of between 60% to 120% of his base salary upon achievement of pre-specified objectives, of which the Oak Board has reviewed. Mr. Sohn also received a special bonus of $2,000,000 (adjusted for inflation), structured as a loan forgiven in three equal annual installments upon completion of each year of service measured from February 26, 1999. Mr. Sohn is entitled to the first installment if he is terminated during his first year. Mr. Sohn was also granted an option to purchase 2,000,000 shares of common stock at an exercise price of $3.00 per share. The option shares vest monthly over a four-year period, and the vesting will accelerate upon a change of control of Oak or certain terminations of Mr. Sohn's employment.

                                    compensation committee


                                    Ta-Lin Hsu
                                    Albert Yu

                       COMPARISON OF STOCKHOLDER RETURN

         Set forth below is a line graph comparing the annual percentage change in the cumulative total return on Oak's Common Stock with the cumulative total return of the H&Q Semiconductor Sector Index and the Nasdaq Stock Market Index--U.S. for the period commencing on February 13, 1995 and ending on June 30, 1999.

         COMPARISON OF CUMULATIVE TOTAL RETURN FROM FEBRUARY 13, 1995(1) THROUGH JUNE 30, 1999(2)(3)

Oak Technology Inc (OAKT)
                                                           Cumulative Total Return
                                  ----------------------------------------------------------------------------
                                  02/13/1995       6/95          6/96          6/97          6/98         6/99
OAK TECHNOLOGY, INC.                    100         263           134           139            65           52
NASDAQ STOCK MARKET (U.S.)              100         119           152           185           244          349
HAMBRECHT & QUIST SEMICONDUCTORS        100         150           112           203           166          352


------------------
(1) Oak's initial public offering became effective on February 13, 1995 and trading commenced on February 14, 1995. For purposes of this presentation, Oak has assumed that its initial offering price of $14.00 would have been the closing sales price on February 13, 1995, the day prior to commencement of trading. Oak effected a 2-for-1 split of its Common Stock on March 28, 1996.

(2) June 30, 1999 was the last day of trading for Oak's fiscal year ended June 30, 1999.

(3) Assumes that $100.00 was invested on February 13, 1995 in Oak's Common Stock at Oak's initial offering price of $14.00 ($7.00 on a post-split basis) and at the closing sales price for each index on that date and that all dividends were reinvested. No dividends have been declared on Oak's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In connection with his employment arrangement, Mr. Sohn also executed a promissory note on February 22, 1999 for $2,000,000 with interest payable at a rate of 4.62% per annum, compounded annually. Oak will forgive the repayment of principal and accrued interest on the note in three equal annual installments beginning February 25, 2000 provided Mr. Sohn is continuously employed with Oak during each year in the three-year note term. Notwithstanding the above, Mr. Sohn will receive the first installment if he is terminated for any reason during his first year of employment. Upon Mr. Sohn's termination of service with Oak after his first year of service, any remaining unforgiven note principal and accrued interest becomes due and payable. As of September 30, 1999, the balance owed on this note was $2,055,693, representing $2,000,000 principal and $55,693 accrued interest.

         Oak loaned Mr. Besen the principal sum of $250,000 during fiscal 1999. Under the terms of this loan arrangement, Oak will forgive repayment of the principal (together with accrued interest at the rate of 5.82% per annum) in three equal annual installments, with the first such installment occurring in July 2000. Upon Mr. Besen's termination of service with Oak, any remaining unforgiven note principal and interest becomes immediately due and payable. As of September 30, 1999, the balance owed on this note was $252,631, representing $250,000 principal and $2,631 accrued interest.

         Oak has a similar arrangement with William Housley, its general manager of its Optical Storage Group. Mr. Housley's loan was for the principal sum of $100,000 paid during fiscal 1999, and the first of his three equal annual installments for loan forgiveness (together with accrued interest at the rate of 5.82% per annum) occurs in July 2001. Upon Mr. Housley's termination of service with Oak, any remaining unforgiven note principal and interest becomes immediately due and payable. As of September 30, 1999, the balance owed on this note was $101,052, representing $100,000 principal and $1,052 accrued interest.

         Mr. Tomlinson is a general partner of Tomlinson Zisko Morosoli & Maser LLP, a law firm that provides legal services to Oak.

ITEM 13.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of September 30, 1999, with respect to the beneficial ownership of Oak's common stock by (i) all persons known by Oak to be the beneficial owners of more than 5% of the outstanding common stock of Oak, (ii) each director and nominee for director of Oak, (iii) the chief executive officer and the other executive officers named in the summary compensation table below and (iv) all current executive officers and directors of Oak as a group.

                                                                                        SHARES OWNED(2)(3)
                                                                               ----------------------------------------
NAME OF BENEFICIAL OWNERS(1)                                                   NUMBER OF SHARES     PERCENTAGE OF CLASS
----------------------------                                                   ------------------   -------------------
David D. Tsang(4)......................................................             4,530,949             11.0%

Young K. Sohn(5).......................................................             2,030,800              4.93%

Shawn M. Soderberg(6)..................................................                37,303              *

Peter B. Besen(7)......................................................                33,241              *

Paul Vroomen(8)........................................................                29,102              *

Robert O. Hersh(9).....................................................                12,000              *

Richard B. Black(10)...................................................               466,109              1.1%

Richard Simone(11).....................................................                16,800              *

Ta-Lin Hsu(12).........................................................               134,360              *

Timothy Tomlinson(13)..................................................                51,002              *

Albert Y. C. Yu(14)....................................................                28,000              *

Executive officers and directors as a group (15 persons)(15)...........             7,895,676             19.2%

-------------------
*     Less than 1%

(1) The address of Messrs. Sohn, Tsang, Vroomen, Hersh, and Simone and Ms. Soderberg is c/o Oak Technology, Inc., 139 Kifer Court, Sunnyvale, CA 94086. The address of Mr. Besen is c/o Oak Technology, Inc., 200 Brickstone Square, Andover, MA 01810. The address of Mr. Black is 10655 N. Upper Meadow Road, Moose, WY 83012. The address of Mr.

      Hsu is c/o H&Q Asia Pacific International Trade Bldg., 32nd Fl., 333 Keelung Road, Taipei, Taiwan 10548, Republic of China. The address of Mr. Tomlinson is c/o Tomlinson Zisko Morosoli & Maser LLP, 200 Page Mill Road, 2nd Floor, Palo Alto, CA 94306.

(2) Unless otherwise indicated below, the persons and entities names in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. All options granted under Oak's 1994 Stock Option Plan ("1994 Option Plan") and Oak's 1994 Outside directors' Stock Option Plan ("1994 Directors' Option Plan") become exercisable in accordance with their respective vesting terms.

(3) Percentage ownership is based on 41,194,077 shares of common stock outstanding on September 30, 1999. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days after September 30, 1999 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

(4) Represents 200,000 shares held of record by Mr. Tsang; 3,162,949 shares held by Mr. Tsang as Trustee for the Golden Rainbow Trust; and an aggregate of 1,120,000 shares held of record by four trusts for Mr. Tsang's children of which Mr. Tsang's brother and brother-in-law are trustees and 48,000 shares subject to options exercisable within 60 days of September 30, 1999. Mr. Tsang is Chairman of the Oak Board of Oak.

(5) Includes 1,800,000 shares subject to options granted pursuant to the Executive Stock Option Plan, which options are immediately exercisable subject to Oak's right of repurchase lapsing over time; and 20,800 shares subject to options exercisable within 60 days of September 30, 1999. Mr. Sohn served as a non-employee director until February 26, 1999 when he joined Oak as President and Chief Executive Officer.

(6) Includes 32,400 shares subject to options exercisable within 60 days of September 30, 1999. Ms. Soderberg is Vice President, General Counsel and Secretary of Oak.

(7) Includes 27,000 shares subject to options exercisable within 60 days of September 30, 1999. Mr. Besen is President and General Manager of Oak's Digital Imaging Group.

(8) Includes 24,000 shares subject to options exercisable within 60 days of September 30, 1999. Mr. Vroomen is General Manager of Oak's Consumer Group.

(9) Represents 12,000 shares subject to options exercisable within 60 days of September 30, 1999. Mr. Hersh joined Oak in November 1998 as Vice President and Chief Financial Officer.

(10) Includes 78,360 shares subject to options exercisable within 60 days of September 30, 1999. Mr. Black is Vice-Chairman of the Oak Board and served Oak as President until February, 1999.

(11) Represents 16,800 shares subject to options exercisable within 60 days of September 30, 1999. Mr. Simone was Vice President, Technology and Operations until his resignation on June 23, 1999.

(12) Includes 24,360 shares subject to options exercisable within 60 days of September 30, 1999. Dr. Hsu is a director of Oak.

(13) Includes 24,360 shares subject to options exercisable within 60 days of September 30, 1999. Mr. Tomlinson is a director of Oak.

(14) Represents 28,000 shares subject to options exercisable within 60 days of September 30, 1999. Dr. Yu became a director on August 2, 1999 and received a stock option for 50,000 shares, of which 25,000 shares were immediately vested, and the remaining shares vest in 25 equal monthly installments of 1,000 shares each.

(15) Includes 2,167,280 shares subject to options exercisable within 60 days of September 30, 1999.

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

        +10.33    Amendment to Option Agreement dated June 30, 1999 between Oak
                  Technology Inc. and Taiwan Semiconductor Manufacturing Co.,
                  Ltd.

        +10.34    Agreement and Plan of Merger and Reorganization between Oak
                  Technology, Inc., Vermont
                  Acquisition Corp. and Xionics Document Technologies, Inc.
                  dated July 29, 1999.

        +23.01    Consent of Independent Auditors

        +24.01    Power of Attorney

        +27.01    Financial Data Schedule

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

                  +Previously Filed

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

Year Ending June 30,
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

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                            Additions
                                                            Charged to
                                         Beginning          Costs and          Deductions          Ending
Allowance for Doubtful Accounts           Balance            Expenses          Write-Offs          Balance
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

     Date:  October 25, 1999              OAK TECHNOLOGY, INC.


                                                 By:   /s/ Young K. Sohn
                                                 ----------------------
                                                 Young Sohn, President



         Signature                     Title                         Date
         ---------                     -----                         ----
        */s/ David D. Tsang            Chairman of the Board of      October 25, 1999
         ------------------------      Directors
         David D. Tsang

         /s/ Young K. Sohn             Chief Executive Officer,      October 25, 1999
         ------------------------      President, and Director
         Young K. Sohn                 (Principal Executive Officer)

        */s/ Robert O. Hersh           Vice President and            October 25, 1999
         ------------------------      Chief Financial Officer
         Robert O. Hersh               (Principal Financial and
                                       Accounting Officer)

        */s/ Richard B. Black          Director                      October 25, 1999
         ------------------------
         Richard B. Black

        */s/ Ta-lin Hsu                Director                      October 25, 1999
         ------------------------
         Ta-Lin Hsu

        */s/ Timothy Tomlinson         Director                      October 25, 1999
         ------------------------
         Timothy Tomlinson


        */s/ Albert Yu                 Director                      October 25, 1999
         ------------------------
         Albert Y.C. Yu

         Pursuant to a Power of Attorney previously filed as Exhibit 24.01 to this report, this report is signed by Young K. Sohn as attorney-in-fact.


                                           By:
                                              ----------------------
                                              Young K. Sohn, Attorney-in-fact