Form 10-Q
period 1999-09-30
OAK TECHNOLOGY INC
filed 1999-11-15
CIK 824225

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

As of October 29, 1999, there were outstanding 40,859,908 shares of the Registrant's Common Stock, par value $0.001 per share.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I - FINANCIAL INFORMATION                                                                                Page
-------------------------------                                                                                ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1999 and June 30,1999................      3

           Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 1999
                and 1998 .................................................................................      4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                September 30, 1999 and 1998...............................................................      5

           Notes to Condensed Consolidated Financial Statements...........................................      6

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations ................................................................     13


Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................     27


PART II - OTHER INFORMATION


Item 1.    Legal Proceedings..............................................................................     28

Item 2.    Changes in Securities..........................................................................     33

Item 4.    Submission of Matters to a Vote of Security Holders............................................     33

Item 6.    Exhibits and Reports on Form 8-K...............................................................     33

SIGNATURES        ........................................................................................     34

Exhibit Index     ........................................................................................     35

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                ASSETS

                                                                                    September 30,        June 30,
                                                                                         1999              1999
                                                                                    -------------       ---------
Current assets:
   Cash and cash equivalents                                                          $  13,563         $  19,500
   Short-term investments                                                               113,320           113,703
   Accounts receivable, net of allowance for doubtful accounts of
     $570 and $555, respectively                                                          5,421             8,251
   Inventories                                                                            1,558             1,819
   Current portion of foundry deposits                                                    5,192             9,061
   Prepaid expenses and other current assets                                             12,463            11,121
                                                                                      ---------         ---------
     Total current assets                                                               151,517           163,455
Property and equipment, net                                                              21,718            22,039
Foundry deposits                                                                          7,760             7,760
Other assets                                                                              9,074            10,587
                                                                                      ---------         ---------
     Total assets                                                                     $ 190,069         $ 203,841
                                                                                      =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of long-term debt                                $      26         $      25
   Accounts payable                                                                       4,248             3,648
   Accrued expenses                                                                       7,092             8,467
   Deferred revenue                                                                         234               379
                                                                                      ---------         ---------
     Total current liabilities                                                           11,600            12,519
Long-term debt                                                                               --                 5
Deferred income taxes                                                                     1,438             1,438
Other long-term liabilities                                                                 342               457
                                                                                      ---------         ---------
     Total liabilities                                                                   13,380            14,419
                                                                                      ---------         ---------
Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000,000 shares authorized;
     None issued and outstanding as of September 30, 1999 and
     June 30, 1999                                                                           --                --
   Common stock, $0.001 par value; 60,000,000 shares authorized;
     43,195,557 shares issued and 40,979,577 shares outstanding as of September 30, 1999 and 42,916,721 shares issued and
     40,915,241 outstanding as of June 30, 1999                                              43                42
   Additional paid-in capital                                                           165,660           164,784
    Treasury stock                                                                      (10,471)           (9,437)
   Retained earnings                                                                     21,847            34,033
   Accumulated other comprehensive income (loss)                                           (390)               --
                                                                                      ---------         ---------
     Total stockholders' equity                                                         176,689           189,422
                                                                                      ---------         ---------
     Total liabilities and stockholders' equity                                       $ 190,069         $ 203,841
                                                                                      =========         =========

     See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                 September 30,
                                                           -------------------------
                                                             1999              1998
                                                           --------         --------
Net revenues                                               $ 10,142         $ 19,967
Cost of revenues                                              5,071           10,466
                                                           --------         --------
     Gross profit                                             5,071            9,501

Research and development expenses                            12,139           13,134
Selling, general and administrative expenses                  7,463            8,394
Acquired in-process technology                                   --            7,161
                                                           --------         --------
     Operating loss                                         (14,531)         (19,188)

Nonoperating income, net                                      2,345            1,952
                                                           --------         --------
     Loss before income taxes                               (12,186)         (17,236)

Income taxes (benefit)                                           --           (3,057)
                                                           --------         --------
     Net loss                                              $(12,186)        $(14,179)


Other comprehensive loss:
     Unrealized net loss on short-term investments             (390)              --
          Comprehensive net loss                           $(12,576)        $(14,179)
                                                           ========         ========

Net loss per basic and diluted share:                      $  (0.30)        $  (0.35)
                                                           ========         ========

Shares used in computing basic and diluted net loss
per share:                                                   41,086           40,928
                                                           ========         ========



     See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 September 30,
                                                                          -------------------------
                                                                            1999             1998
                                                                          --------         --------
Cash flows from operating activities:
   Net income (loss)                                                      $(12,186)        $(14,179)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                           2,942            2,827
     Acquired in-process technology                                             --            7,161
     Loss on disposal of property and equipment                                378               --
     Deferred income taxes                                                      --             (114)
     Changes in operating assets and liabilities:
       Accounts receivable                                                   2,830            3,989
       Inventories                                                             261            3,844
       Foundry deposits                                                      4,480              533
       Prepaid expenses and other current assets                            (1,343)           5,374
       Accounts payable, accrued expenses and deferred revenue              (1,645)          (1,892)
       Other assets                                                            552              (90)
                                                                          --------         --------
         Net cash provided by (used in) operating activities                (3,731)           7,453
                                                                          --------         --------
Cash flows from investing activities:
     Purchases of short-term investments                                   (17,629)         (11,102)
     Proceeds from matured short-term investments                           17,622           14,181
     Additions to property and equipment, net                               (2,038)          (3,056)
     Acquisition of ViewPoint, Inc., net of cash acquired                       --           (9,467)
     Acquisition of XLI Inc. common stock                                       --           (3,675)
     Payment of certain XLI Inc. liabilities at acquisition date                --           (2,094)
                                                                          --------         --------
         Net cash used in investing activities                              (2,045)         (15,213)
                                                                          --------         --------
Cash flows from financing activities:
     Issuance of debt                                                           --              735
     Repayment of debt                                                          (4)             (70)
     Issuance of common stock, net                                             877              388
     Treasury stock acquisitions                                            (1,034)          (2,098)
                                                                          --------         --------
         Net cash provided by (used in) financing activities                  (161)          (1,045)
                                                                          --------         --------
Net decrease in cash and cash equivalents                                   (5,937)          (8,805)
Cash and cash equivalents, beginning of period                              19,500           59,803
                                                                          --------         --------
Cash and cash equivalents, end of period                                  $ 13,563         $ 50,998
                                                                          ========         ========
Supplemental information:
   Cash paid (refunded) during the period:
     Interest                                                             $      1         $     14
                                                                          ========         ========
     Income taxes                                                         $   (213)        $ (8,033)
                                                                          ========         ========


     See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.   BASIS OF PREPARATION

         The accompanying unaudited consolidated financial statements of Oak Technology, Inc. and Subsidiaries ("Oak" or "The Company") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in the Oak Technology, Inc. (the "Company") 1999 Annual Report on Form 10-K filed with the Commission.

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

2.   INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                              September 30,         June 30,
                                                            -------------------------------------
                                                                1999                  1999
                                                            -----------------  ------------------
         Purchased parts and work in process............     $       1,252    $      1,269
         Finished goods.................................             3,558           4,385
         Reserve for obsolescence.......................            (3,252)         (3,835)
                                                            -----------------  ------------------
                                                             $       1,558    $      1,819
                                                            -----------------  ------------------
                                                            -----------------  ------------------

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

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Prior to this latest amendment to the agreement, the Company was to have utilized the entire remaining amount of the prepayment by December 31, 1999. Under the new amendment, the period of time over which the Company can utilize the deposit was extended to December 31, 2000. A maximum of $9.1 million can be utilized in calendar 1999, and the remaining $7.0 million can be utilized in calendar 2000. Including excess wafer purchases applied from calendar 1998, the Company has already made the maximum amount of wafer purchases required for calendar 1999 and has earned the maximum credit of $9.0 million. As of September 30, 1999 the Company had received $4.5 million of this credit. The remainder of the credit will be used to offset future payments to TSMC. The Company currently believes the terms and conditions of the agreement, as amended, will be met although no assurance can be given in this regard.

          As of June 30, 1999, the Company had $3.5 million of deposits with Chartered. The fourth amendment to the Company's foundry agreement with Chartered, which was negotiated during the third quarter of fiscal 1999 but made effective as of November 6, 1998, resulted in the elimination of Chartered's right to reinstate required future cash deposits of approximately $36 million which had been suspended in the first amendment subject to certain conditions being met. The new amendment extends the period of time over which the Company may utilize the existing $3.5 million deposit by three years to December 31, 2002, but provides limitations on the maximum amounts of the deposit which can be utilized by the Company in each of the four calendar years 1999-2002.

         Under the newly amended agreement with Chartered, should the Company fail to utilize the maximum amount of the deposit for a given calendar year, the remainder of the deposit available to be utilized for that calendar year may be forfeited to Chartered. Additionally, should the Company fail to make certain minimum amounts of wafer purchases in any given calendar year, pursuant to the terms of the agreement, as amended, Chartered may elect to terminate the agreement and retain any unused portion of the total deposit. During the fourth quarter of fiscal 1999, the Company completed its reassessment of wafer purchasing forecasts. The Company determined that its wafer purchases for calendar 1999 and beyond would be significantly below the minimum amounts required, and that Chartered will have the right to terminate the agreement and retain the unused deposit. As a result, the Company recorded a $2.8 million reserve in the fourth fiscal quarter of 1999 to reduce the deposit asset to its estimated realizable value of approximately $0.7 million.

4.   NET INCOME (LOSS) PER SHARE

     Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table provides a reconciliation of the components of the basic and diluted loss per share computations:

                                                                    Three Months Ended
                                                                       September 30
                                                              ----------------------------
                                                                   1999           1998
                                                              -------------  -------------
Net loss ....................................................   $(12,186)       $(14,179)
                                                              =============   =============

Weighted average number of common
   shares outstanding .......................................     41,086          40,928
                                                              -------------  -------------
Shares used in computing basic and diluted net loss per share     41,086          40,928
                                                              -------------  -------------

Net loss per basic and diluted share: .......................    $  (0.30)      $  (0.35)

For the three month periods ended September 30, 1999 and 1998, respectively, approximately 775,000 and 119,000 of potentially dilutive common shares were not included in the calculation of diluted net loss per share as they are antidilutive.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   STOCKHOLDERS' EQUITY

On July 28, 1999, the Company announced that its Board of Directors approved a stock repurchase plan authorizing the purchase of up to four million shares of the Company's common stock. Repurchases will be made from time to time in open market or privately negotiated transactions over a one year period, unless further extended by the Board. From July 28, 1999 to September 30, 1999, the Company repurchased 214,500 shares of the 4 million shares authorized at a cost of approximately $1.0 million.

6.   ACQUISITIONS

On July 29, 1999, the Company announced it had entered into a definitive agreement to acquire Xionics Document Technologies, Inc. Under the terms of the agreement, which is subject to approval by the shareholders of both companies, Oak would issue approximately 11.7 million shares of its common stock and approximately $34.4 million in cash to acquire all of the common stock of Xionics. The transaction will be accounted for under the purchase method of accounting, and is expected to be completed in the second quarter of fiscal 2000.

7.   CONTINGENCIES

         The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in the plaintiffs' First Amended Consolidated Complaint, but allowed the plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to the plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil code Sections 1709/1710 claims; however, the plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court action, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers and securities analysts. Plaintiffs recently filed a motion to reinstate the California Corporation Code Sections 25400/25500 claims against the Company and the remaining Oak defendants filed a cross-motion to dismiss this remaining claim against them. These motions were heard on October 1, 1999, and the state court judge ruled that pursuant to the California Supreme Court's recent decision in STOR MEDIA, INC. V. SUPERIOR COURT, the Company was a seller who could be held liable under the state securities laws because the Company had an employee stock purchase plan. Therefore, the judge ruled that the Company should be reinstated as a defendant in the lawsuit. The state court judge denied the defendants cross-motion for reconsideration on the remaining California Corporations Code Section 25400/25500 claim. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. Discovery has commenced in this action. The defendants and certain third parties have produced documents and a number of depositions are currently being taken, including the depositions of those officers of the Company who were officers during the class period.

         The Company and several of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's common stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted the plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. The defendants' Motion to Dismiss was heard on December 17, 1997. The federal court Judge took the matter under submission and has not yet issued a ruling. Plaintiffs have recently filed a motion seeking the Court's permission to voluntarily dismiss this action without prejudice. Defendants have requested that the dismissal be with prejudice. This motion was heard on September 29, 1999 and the parties are waiting for the federal court judge's ruling on the matter.

         Additionally, various of the Company's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION, Master File No. CV758510. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of the Company, has been stayed pending resolution of the above described class actions.

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

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company is party to various other legal proceedings, including a number of patent-related matters. In the opinion of management these other legal proceedings will not have a material adverse effect on the Company's consolidated financial position or overall results of operations. In connection with these matters, however, the Company has incurred, and expects to continue to incur, legal and other expenses.

         If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

8.   SEGMENT INFORMATION

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

         For fiscal year 2000, Oak Technology has three reportable segments which offer different product lines to each of its target markets: Optical Storage Group, Consumer Group and Digital imaging Equipment Group. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated. The Company does not allocate assets to its individual operating segments.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Information about reported segment income or loss is as follows for the three months ended September 30, 1999 and 1998 (in thousands):

                                                                      1999                1998
                                                               -----------------  ------------------
          Net Revenues
                   Optical Storage ........................        $   1,624         $  14,056
                   Digital imaging Equipment ..............            6,855             4,714
                   Consumer ...............................            1,664             1,196
                                                                -----------------  ------------------
                                                                   $  10,144         $  19,966
                                                                =================  ==================

         Cost of Goods Sold and Direct Operating Expenses:
                   Optical Storage ........................        $   5,831         $  12,165
                   Digital imaging Equipment ..............            5,155             4,536
                   Consumer ...............................            4,722             5,477
                                                                -----------------  ------------------
                                                                   $  15,708         $  22,178
                                                                =================  ==================
         Contribution Margin:
                   Optical Storage ........................        $  (4,207)         $  1,891
                   Digital imaging Equipment ..............            1,699               178
                   Consumer ...............................           (3,058)           (4,280)
                                                                -----------------  ------------------
                                                                   $  (5,566)         $ (2,211)
                                                                =================  ==================

         A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated condensed financial statements for the three months ended September 30, 1999, 1998 is as follows (in thousands):

                                                                      1999               1998
                                                               -------------------------------------
         Contribution margin from operating segments            $     (5,566)         $  (2,211)
         Indirect costs of goods sold and operating expenses           8,965             16,977
                                                               ---------------------------------
         Total operating loss                                        (14,531)           (19,188)
         Other income                                                  2,345              1,952
                                                               ---------------------------------
         Loss before taxes                                       $   (12,186)         $ (17,236)
                                                               =================================

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

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The distribution of net revenues for the three months ended September 30, 1999 and 1998 are as follows (in thousands):

                                                                          1999            1998
                                                                   -----------------  ------------------
         Revenue  from unaffiliated customers Originating from:
                  United States                                     $      2,875        $     2,638
                  Japan                                                    4,284             10,082
                  Korea                                                    1,357              1,871
                  Taiwan                                                     318                966
                  Other Asia                                                 774              1,560
                  Europe                                                     534              2,850
                                                                   -----------------  ------------------
                                                                    $     10,142        $    19,967
                                                                   =================  ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES
EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SUCH STATEMENTS
INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS AS A
RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS ITEM 2, THOSE DESCRIBED ELSEWHERE IN THIS QUARTERLY REPORT AND THOSE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1999, OTHER QUARTERLY REPORTS ON FORM 10-Q AND OTHER REPORTS FILED UNDER THE EXCHANGE ACT.

GENERAL

         The Company designs, develops and markets high performance integrated semiconductors and related software to original equipment manufacturers worldwide that serve the optical storage, consumer electronics and digital imaging markets. The Company's products consist primarily of integrated circuits and supporting software and firmware to provide a complete solution for customers, thereby enabling them to deliver cost effective, powerful systems to end users for home and business use. The Company's mission is to be a leading solutions provider for the storage and distribution of digital content.

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

         During the third quarter of fiscal 1998, the Company restructured its operations along three market-focused groups: Optical Storage Group, the Consumer Group, and the Digital Imaging Group (Pixel Magic), and at the same time, discontinued its product development and marketing efforts in its PC audio and 3D graphics businesses. Since then, the Company has completed three acquisitions (ODEUM Microsystems, Viewpoint Technology, Inc., and Xerographic Laser Images Corporation), announced a fourth (Xionics Document Technologies, Inc.), and made a joint venture investment (Omni Peripherals Pte, Ltd.), all aimed at expanding the potential product offerings for these three target markets. The ViewPoint and XLI acquisitions were completed during the first quarter of fiscal year 1999 ended September 30, 1998. The Xionics acquisition was announced in July 1999, and is expected to be complete in December 1999.

         On February 2, 1999, the Company announced the appointment of Young
K. Sohn to the office of President and Chief Executive Officer. Mr. Sohn has initiated a comprehensive review of all aspects of the Company and has put in place a new management team whose charter is to architect and execute a turnaround plan for the Company. Although the Company is expected to formally announce its turnaround plan in the second half of fiscal year 2000, portions of the plan have been announced to date. First, in July 1999, the Company announced that it intends to focus on the digital imaging and optical storage markets, as these are both markets in which the Company has successful legacy and unique core competencies. Furthermore, with the emergence of the Internet, both markets are experiencing fundamental change and new growth which the Company believes it is uniquely positioned to capture. On October 20, 1999, the Company announced that it was in discussions with larger semiconductor companies regarding a sale of its digital broadcast business. A sale of this business will allow the Company to focus on its optical storage and imaging businesses. Second, in July 1999, the Company also announced that it intends to be a solutions provider rather than only a semiconductor provider. As a consequence, the Company announced that it was redefining its product roadmaps so that it would be able to provide completely integrated hardware and software solutions to its customers in the digital imaging and optical storage markets. The announcement of the merger with Xionics, a software company in the imaging market, on July 29,1999, represented a quantifiable step towards the Company providing its customers in the imaging market with a compete solution. To date, the Company has stated that part of its turnaround strategy is to become the leading supplier of embedded solutions for the digital imaging market and the leading supplier of CD-RW solutions to personal computer and consumer applications. It is anticipated that additional parts of Oak's turnaround strategy will continue to be announced periodically until the final, formal announcement in the second half of fiscal year 2000.

         The Company reported a net loss of $12.2 million for the first quarter of fiscal year 2000, its seventh consecutive quarterly loss. The decrease in first quarter revenue and continued loss is primarily due to a product transition in the Company's optical storage business, which historically has accounted for approximately 80% of its business, as the Company moves to its next generation CD-RW controller. Unit shipments of its next generation CD-RW controller is not expected to reach volume production until the third quarter of fiscal 2000. Although the Company is continuing to ship its single function CD-ROM controllers and integrated CD-ROM controllers, unit volumes and ASPs of these products have declined significantly and will continue to decline as these products mature. Oak is currently sampling its next generation CD-RW product with five of the top ten CD-RW manufacturers. However, the Company cannot predict the level of customer acceptance of the product and the product's impact on operating results. The Company anticipates that net revenues for the next quarter of fiscal year 2000 will be significantly less than the comparable periods of the previous fiscal year as the Company transitions to its next generation CD-RW product.

         The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including competitive pressures on selling prices, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, the Company's ability to introduce new products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors and market acceptance of product sold by both the Company and its customers. Recently, Taiwan experienced a severe earthquake. The Company did not incur any significant damage to its own facilities located in Taipei; however, its primary wafer manufacturer
(TSMC) experienced a disruption in operations for several weeks. To date, Oak has not experienced any material delays in its wafer deliveries from its primary manufacturers. However, there can be no assurance that delays will not occur in the future.

         In addition, the Company's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past. The Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in both Digital Video Disk ("DVD") systems, CD-RW drivers and inkjet multi-function peripherals. The Company's DVD, CD-RW, and digital imaging products are subject to the new product risks described in the preceding paragraph, including in particular the Company's ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on its operating results.

RESULTS OF OPERATIONS

         NET REVENUES. Net revenues decreased 49% to $10.1 million for the three months ended September 30, 1999 from $20.0 million in the comparable period of fiscal 1999. Net revenues in the Optical Storage business segment were $1.6 million for the first quarter of fiscal 2000, representing an 89% decrease from the segment's net revenues of $14.1 million reported in the first quarter of fiscal 1999. This decrease is primarily the result of a loss of market share in Taiwan, the maturation of the CD-ROM market, and development delays in the Company's next-generation CD-RW controller. Oak is currently sampling its next generation CD-RW product with five of the top ten CD-RW manufacturers. However, the Company cannot predict the level of customer acceptance of the product and the product's impact on operating results.

         Net revenues for the Digital Imaging business segment were $6.9 million for the three months ended September 30, 1999, representing a 45% increase over the $4.7 million reported in the first quarter of fiscal 1999. This increase was primarily due to increase revenues from the segment's compression codec and resolution enhancement products and engineering revenues. Net revenues for the Consumer business segment were $1.5 million for the first quarter of fiscal 2000, representing an 81% increase from the $0.8 million reported in the same quarter of the prior year. This increase was primarily due to increased revenues from the segment's VCD decoder products.

         The Company anticipates that net revenues for at least the first two quarters of fiscal year 2000 will be significantly less than the comparable periods of the previous fiscal year as the Company transitions to its next generation CD-RW product. See "Factors That May Affect Future Results" below.

         GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly, and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 50% in the three month period ended September 30, 1999, as compared to 48% during the comparable period in the prior year. This slight increase from the comparable period a year ago is primarily due to higher gross margins on engineering revenues recognized in the Company's Optical Storage business segment. Gross margin for the Optical Storage business segment was 53% for the first quarter of fiscal 2000 compared to 46% for the comparable quarter of the prior year.

         Gross margin for the Digital Imaging business segment was 67% for the first quarter of fiscal year 2000, representing a 5% decrease from the 72% reported in the first quarter of fiscal 1999. This decrease was primarily due to reduced margin from the segment's power controller products. Gross margin for the Consumer business segment was 34% for the first quarter of fiscal year 2000 and did not change from the same quarter of the prior year.

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

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $12.1 million for the three months ended September 30, 1999 decreased $1.0 million, or 8%, from $13.1 million in the comparable period of the previous fiscal year. This decrease was primarily due to lower engineering salaries and employee benefits resulting from lower headcount. Research and development expenses increased significantly as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to the significant decrease in the Company's net revenues in the current periods compared to the comparable periods of fiscal 1999. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage, consumer electronics and digital office equipment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (S,G&A) expenses decreased by 11% to $7.5 million for the three months ended September 30, 1999 from $8.4 million in the comparable period of the prior year. This decrease is primarily due to lower legal fees during the first quarter of fiscal 2000. S,G&A expenses increased significantly as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to a significant decrease in the Company's net revenues in the comparison periods.

         ACQUIRED IN-PROCESS TECHNOLOGY. During the first quarter of fiscal 1999, the Company acquired ViewPoint and XLI. Of the combined purchase prices of the two companies, $7.2 million was allocated to in-process research and development (IPR&D) and was charged to operations ($4.8 million related to ViewPoint, $2.4 million related to XLI). Substantially all of the remainder of the purchase price of each of the two companies (aside from allocations to tangible assets totaling $0.9 million) has been allocated to purchased technology and other intangible assets (totaling $8.8 million) recorded on the Company's balance sheet, and will be amortized to operations on a straight-line basis over three years.

         NONOPERATING INCOME. During the first quarter of fiscal 2000, nonoperating income increased to $2.3 million from $2.0 million during first quarter of fiscal 1999. This increase is primarily due to increased interest income from higher average short-term investments and higher interest rates combined with foreign currency translation gains (related primarily to the strengthening of the Japanese Yen) recognized during the quarter.

         INCOME TAXES. Management does not believe it is more likely than not that sufficient future taxable income will be generated to realize all of the Company's deferred tax assets. Accordingly, during fiscal 1999 a full valuation allowance against deferred tax assets was established. Given this, no income tax benefit was recognized with respect to net operating loss carry-forwards generated in the first quarter of fiscal 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY HAS EXPERIENCED AND EXPECTS TO CONTINUE TO EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN ITS REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN THE PRICE OF THE COMPANY'S STOCK

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Accordingly, you should not rely on period-to-period comparisons as an indication of future performance. In addition, these variations may cause the Company's stock price to fluctuate. If quarterly results fail to meet public expectations, the price of the Company's stock may decline.

         The Company's revenues and operating results are affected by a wide variety of factors, including factors that generally affect everyone in its industry and factors that are more specific to its business and product lines. The principal risk the Company faces in its business and one which has had, and is expected to continue to have, a significant effect on its revenues and operating results, is its dependence on the optical storage market. Other factors specific to its business and product lines include the following:

- The Company's ability to diversify its product offerings and the markets for its products;
-    The current market for its products;
-    The loss or gain of important customers;
-    The timing of significant orders and order cancellations or reschedulings;
-    Pricing policy changes by the Company and its competitors and suppliers;
-    The potential for significant inventory exposure;
- The timing of the development and introduction of new products or enhanced versions of existing products;
-    Market acceptance of new products;
-    Increased competition in product lines;
-    Barriers to entry into new product lines; and
-    The competitiveness of the Company's customers.

         The semiconductor industry historically has been characterized by rapid technological change and product obsolescence, cyclical market patterns and seasonal customer demand, significant price erosion, periods of over-capacity and under-capacity, periods of production shortages, variations in manufacturing costs, including raw materials, and yields, and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. Any downturns in the industry may cause the Company's business, financial condition and results of operations to suffer.

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

         In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any judgment or settlement in, the Company's ongoing stockholder legal proceedings. See "The Company is a Defendant in Several Lawsuits."

THE COMPANY HAS A RECENT HISTORY OF OPERATING LOSSES AND MAY NOT BECOME OR REMAIN PROFITABLE

         Although the Company experienced periods of profitability following its reincorporation in Delaware in October 1994 in connection with its initial public offering (the Company was first incorporated in California in 1987), the Company has at times sustained significant losses since the initial public offering and may not become profitable in the future. While the Company had operating income of $32.8 million in fiscal 1997, its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998 and an operating loss of $61.9 million for fiscal 1999 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). The Company's operating losses generally have been due to the Company's dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In fiscal 1998, the Company failed to timely and/or adequately develop its integrated CD-ROM controller product and second generation CD-RW product. Consequently, for fiscal 1999, the Company was dependent on mature CD-ROM products and its first generation CD-RW product for its revenue. These mature products have continued to decline in both unit sales volume and average sales price in each successive quarter. The Company expects its next generation CD-RW product to be in initial production in the second quarter of fiscal 2000 and to reach volume production in the third quarter of fiscal 2000. Although the Company is currently sampling the product with five of the top ten CD-RW drive manufacturers, at this time, the Company cannot accurately predict the level of customer acceptance of the product and the product's impact on operating results.

         The Company anticipates that net revenues for at least the first two quarters of the fiscal year 2000 will continue to be significantly less than the comparable periods of the previous fiscal year as the Company completes its transition to its next generation CD-RW controllers. The Company expects that the average selling prices (ASPs) for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. The Company continues to experience severe price pressure on its CD-ROM controller products and expects such price erosion to continue. The Company does not believe it can achieve cost reductions or sales of new products with higher margins which fully offset the expected price declines of its CD-ROM products and therefore, it expects gross margin percentages to decline. In addition, given the extremely competitive nature of the optical storage and consumer market, the Company believes that gross margins for new products in its optical storage market and consumer market will be lower than historical levels and that, as a result, gross margins in general will decline in the future.

         If the Company incurs additional losses or fails to achieve profitability in the future, this will significantly harm the Company's business and may affect the trading price of the Company common stock.

ACQUISITIONS AND DIVESTITURES

         The Company has begun to pursue, and will continue to pursue, opportunities to acquire key technology to augment its technical capabilities or to achieve faster time to market as an alternative to developing such technology internally. As announced during fiscal 1999, Company management is currently in the process of developing a turn-around strategy. This strategy may include acquiring businesses and technology or divesting certain existing businesses and technology assets. During the first quarter of fiscal 2000, the Company announced its decision to divest its broadband business. Additionally, on July 29, 1999, the Company announced its intention to acquire Xionics Document Technology, Inc., a leading supplier of embedded software for the digital imaging market. Acquisitions involve numerous risks, including difficulties in integration of the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the coordination of sales, marketing and research and development; and the potential loss of key employees of the acquired company. In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance.

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

         In September 1998, a representative of the Securities and Exchange Commission (the "SEC") provided the American Institute of Certified Public Accountants with guidance as to the factors to be considered in the valuation of in-process research and development. Although the Company believes that recognized in-process research and development expenses are reasonable when applying these factors, there can be no assurance that the SEC will not review the Company's and require adjustments to previously recognized amounts. These adjustments could result in an increase in the amount of purchased technology and other intangibles recorded with respect to the Company's acquisitions and may adversely affect the Company's future operating results.

THE COMPANY'S FINANCIAL PERFORMANCE IS HIGHLY DEPENDENT ON THE TIMELY AND SUCCESSFUL INTRODUCTION OF NEW PRODUCTS

         The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's financial performance is highly dependent upon timely and successful execution of next generation and new products, particularly in light of the continued decline in sales from the Company's mature CD-ROM and CD-RW products and the Company's failure to timely develop new products for the optical storage market in fiscal 1998 and 1999. The failure to timely and successfully introduce next generation and new products that achieve market acceptance in the future could seriously damage the Company's business, financial condition and results of operations. Specifically, the Company's performance is highly dependent upon the successful development, timely introduction and customer acceptance of its next generation CD-RW controller, MPEG-2 decoder for the DVD player market, and imaging processing chip for the digital office equipment market.

The success of new product introductions is dependent on several factors, including:

-    Recognition of market requirements;
-    Product cost;
-    Timely completion and introduction of new product designs;
-    Quality of new products;
-    Differentiation of the Company's products from those of its competitors;
-    Improvements in existing technologies; and
- Development and implementation of new process technologies to: Reduce semiconductor die size; Improve device performance in manufacturing yield; Adapt product and processes to technological changes; and Adopt emerging industry standards.

         In both the optical storage and consumer electronics markets, particularly DVD, a variety of standards and formats are being proposed, making it difficult to develop product to market requirements, and making it even more difficult for the market to develop.

         Due to the design complexity of the Company's products, especially with the increased levels of integration that are required, the Company has experienced delays in completing development and introduction of new products, particularly in its products for the optical storage and the digital office markets.

         No assurance can be given that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner or that its products will be selected for design into the products of its targeted customers. Also, there can be no assurance that the products of the Company's customers will be successfully introduced into the market. If the Company fails in its new product development efforts or its products fail to achieve market acceptance, the Company's revenues will decline and its business, financial condition and results of operations will be severely damaged.

THE COMPANY'S FUTURE REVENUES ARE HIGHLY DEPENDENT ON SALES OF ITS CD-RW CONTROLLER PRODUCT

         The Company's future revenue generation is highly dependent on the successful introduction of its next generation CD-RW product, although the Company can provide no assurance that this product will achieve customer acceptance. Although sales of CD-ROM controller products are expected to continue to account for a portion of the Company's total revenues for the foreseeable future, the Company expects that sales of its CD-ROM controller products will continue to decline. The Company is no longer developing any CD-ROM controllers, but is instead focusing its development efforts on controllers for CD-RW and DVD drives. If the Company experiences delays in its product development efforts or fails to achieve market acceptance, the Company will need other sources of revenue to offset the continued decline in sales of its CD-ROM controllers. In fiscal 1999, revenue generated from the Company's optical storage CD-ROM and CD-R/RW businesses declined 73% and 36%, respectively, compared to the previous year, primarily due to delays in the development of the next-generation integrated CD-ROM device and CD-RW product.

Similarly, in fiscal 1998, revenue generated from the Company's optical storage CD-ROM business declined 25% from the prior year primarily due to delays in the next-generation single chip and integrated CD-ROM device.

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

         The Company also faces increased competition in the emerging CD-RW and DVD markets. Moreover, the current trend toward integrating increased functionality of the CD-ROM, CD-RW or DVD controller potentially adds to the development and manufacturing costs of producing the controller. The Company's revenues and gross margins from its optical storage controller products will be dependent on the Company's ability to introduce these integrated products in a commercially competitive manner.

         The decrease in the overall level of sales of, and prices for, the Company's CD-ROM and older generation CD-RW controller product due to introductions of newer products by competitors, the decline in demand for CD-ROM controller products generally, product obsolescence and delays in the Company's integrated CD-ROM controller product and its next generation CD-RW product, have had a material adverse effect on the Company's business, financial condition and results of operations, and will continue to have that effect if the Company fails to successfully introduce new products to the market.

THE COMPANY'S MARKETS ARE INTENSELY COMPETITIVE AND EXPERIENCE RAPID TECHNOLOGICAL CHANGE AND THE COMPANY'S FAILURE TO RESPOND TO TECHNOLOGICAL ADVANCES OF OTHERS COULD HARM ITS BUSINESS

         The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit average sales prices and rapid product obsolescence. If the Company cannot successfully respond to the technological advances of others or if its new products or product enhancements do not achieve market acceptance, the Company's business, operating results and financial condition could be seriously harmed. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies as well as some of the Company's own customers and suppliers. After its combination with Xionics, the Company must also continue to enhance its current product line and develop and introduce new products that keep pace with the technological developments of its competitors. The combined company must also satisfy increasingly sophisticated customer requirements. The Company's principal competitors in the optical storage market are MediaTek, Toshiba and Ricoh. The Company's principal competitors in the terrestrial segment of the digital broadcast market are Philips, ST Microelectronics, Siemens and LSI Logic. The Company's principal competitors in the digital office market are primarily in-house, captive suppliers; however, the Company expects increased competition from the merchant market in the future.

         The willingness of prospective customers to design the Company products into their products depends, to a significant extent, upon the Company's ability to have product available at the appropriate market window and to price these products at a level that is cost effective for these customers. The markets for most of the applications for the Company's products, especially in the consumer electronics market and the optical storage market, are characterized by intense price competition. As the markets for these products mature and competition increases, as has been the trend for the optical storage and DVD segment of the consumer electronics market, the Company anticipates that average sales prices on products will decline. If the Company is unable to reduce costs sufficiently to offset declines in average sales prices or is unable to successfully introduce new higher performance products with higher average sales prices, operating results will be materially adversely affected. In addition, if the Company experiences yield or other production problems or shortages of supply that increase manufacturing costs, fail to reduce manufacturing costs or fail to utilize prepaid deposits with foundries, the Company's business, financial condition and operating results will be seriously harmed.

         Certain of the Company's principal competitors maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technological advantages. In addition, in the digital office market, the most intense competition comes from captive suppliers, and increased competition is anticipated from captive suppliers to the optical storage market as this market transitions to DVD. Also, the ability to compete successfully in the PC and consumer DVD market depends on the ability to develop partnerships with other companies established in the industry and to gain recognition in such markets. There can be no assurance that participation in these new markets will produce positive results.

         The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the following:

- Price, quality and performance of the Company's and its customers' products;
- The timing and success of new product introductions by the Company, its customers and competitors;
-    The development of technical innovations;
- The ability to obtain adequate foundry capacity and sources of raw materials;
-    The efficiency of production;
-    The rate at which its customers design its products into their products;
-    The market acceptance of the products of its customers;
-    The number and nature of its competitors in a given market;
- The ability to protect its proprietary information and to obtain or preserve its rights to the intellectual property of other parties necessary in its business; and
-    General market and economic conditions.

         There can be no assurance that the Company will be able to compete successfully against respective current or future competitors, or that competitive pressures faced by it and its customers will not result in reduced revenues and profit margins and otherwise seriously harm its business, financial condition and results of operations.

THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, WHICH MAY AFFECT ITS ABILITY TO COMPETE

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

         Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights and in the past has incurred significant legal expenses in connection with claims of this type initiated by it. Any litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not that litigation results in a favorable determination for the Company. In the event of an adverse result in any litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in developing new technology or that those licenses would be available on reasonable terms, or at all, and any development or license could require expenditures by the Company of substantial time and other resources.

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

THE COMPANY MAY BE UNABLE TO OBTAIN THIRD PARTY INTELLECTUAL PROPERTY RIGHTS AND/OR MAY BE LIABLE FOR SIGNIFICANT DAMAGES

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

         Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, the Company may not be able in any or every instance, to settle an alleged patent infringement claim through a cross-licensing arrangement. The Company has a limited patent portfolio in comparison to traditional semiconductor companies, thereby making cross-licensing difficult. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or the Company is required to pay substantial damages or awards, the Company's business, financial condition and results of operations would be materially adversely affected.

THE COMPANY'S FAILURE TO ACCURATELY FORECAST DEMAND FOR ITS PRODUCTS OR MANAGE ITS RELATIONSHIPS WITH THE MANUFACTURERS AND VENDORS OF ITS PRODUCTS COULD NEGATIVELY IMPACT ITS ABILITY TO MANUFACTURE AND SELL ITS PRODUCTS AND ITS RESULTS OF OPERATIONS

         The Company contracts with independent foundries to manufacture all of its products, and with independent vendors to assemble and test its products. The Company's failure to adequately manage its relationships with these foundries and vendors could negatively impact its ability to manufacture and sells its products and its results of operations.

         Under its foundry agreements, the Company is required to place non-cancelable orders and purchase its products on an approximately three-month rolling basis. The Company is currently committed under an agreement with one of its foundries to purchase certain minimum amounts of capacity. Until recently, the Company also had an agreement with one of its other foundries to purchase certain minimum amounts of capacity. The Company's customers, on the other hand, generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be cancelled, without significant penalty. Due to the Company's relatively narrow customer base for certain devices and the short product life cycles of the Company's products, these cancellations can leave the Company with significant inventory exposure. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled or do not occur as quickly as expected, the Company's expense in inventory levels could be disproportionately high, which would seriously harm its results of operations for that quarter or for the year.

         In addition, the Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet its needs to produce products of acceptable quality and with acceptable manufacturing yield and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. If there is a decrease in available foundry capacity, it is likely that the lead time required to manufacture the Company's products will increase, which may result in lost sales and revenues. In periods of manufacturing capacity shortages, the Company may not be able to meet its customers' required delivery time. Also, if the Company is unable to timely respond to its customers' needs, the Company may lose customer orders. Insufficient orders will result in under-utilization of the Company's manufacturing facilities and prepayments with one of Oak's foundries for certain minimum amounts of capacity, which also will increase its costs and adversely affect its results of operations.

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

         Factors which could damage relationships with the Company's current and prospective customers or provide an advantage to its competitors include:

-    The loss of any foundry as a supplier;
- Inability in a period of increased demand for the Company's products to expand foundry capacity;
- Inability to obtain timely and adequate deliveries from current or future suppliers;
-    Delays in shipments of the Company's products;
- Disruption of operations at any of the Company's manufacturing facilities; and
- Product defects and the difficulty of detecting and remedying product defects.

         The Company's reliance on independent manufacturers and third party assembly and testing vendors involve a number of additional risks, including:

- The unavailability of, or interruption in access to, certain process technologies; and
-    Reduced control over delivery schedules, quality assurance and costs.

         Any problems with supply could result in lost sales and decreased revenues, increased costs and declining operating results. As the Company generally does not use multiple services of supply for its products, the consequences of these factors occurring is magnified.

         In addition, as a result of the Company's dependence on foreign subcontractors, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general political risks, which include the risks described under the heading "Risks Pertaining to International Business" below.

THE COMPANY DERIVES A LARGE PORTION OF ITS REVENUES FROM INTERNATIONAL SALES, DEPENDS ON FOREIGN SUBCONTRACTORS AND IS SUBJECT TO THE RISKS OF DOING BUSINESS IN FOREIGN COUNTRIES

         A large portion of the Company's revenues are derived from international sales. International sales, principally to Japan, Korea, Singapore and Europe, accounted for approximately 86% and 92% of the Company's net revenues in fiscal 1999 and 1998, respectively. Of this amount, Japan accounted for 52% and 38% of the Company's net revenues in fiscal 1999 and 1998, respectively; Korea accounted for 10% and 20% for fiscal 1999 and 1998, respectively; Singapore accounted for 10% and 11% for fiscal 1999 and 1998, respectively; and Europe accounted for 11% and 9% for fiscal 1999 and 1998, respectively. The Company also depends on foreign subcontractors for the manufacture of its products. Most of the Company's foreign sales and purchases are negotiated in US dollars, although invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations in the foreign countries in which it does business.

         The Company also is subject to other risks of conducting business outside of the United States. These risks include:

- Unexpected changes in, or impositions of, foreign legislative or regulatory requirements;
- Delays resulting from difficulty in obtaining export licenses for certain technology;
-    Tariffs, quotas and other trade barriers and restrictions;
-    Longer payment cycles;
-    Greater difficulty in collecting accounts receivable;
-    Potentially adverse taxes and adverse tax consequences;
-    The burdens of complying with a variety of foreign laws;
-    Political, social and economic instability;
-    Potential hostilities;
-    Changes in diplomatic and trade relationships; and
-    Fluctuations in foreign currencies

         The Company's significant investment in foundry capacity in Taiwan is a prime example of its exposure to these types of risks. Due to this investment, the Company is subject to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and the People's Republic of China. In addition, the fact that China is the primary market for the Company's consumer DVD and cable and satellite products is another example. Any political or economic instability in China could significantly reduce the demand for these products.

         Recently Taiwan experienced a severe earthquake. The Company did not incur any significant damage to its own facilities located in Taipei; however, its primary wafer manufacturer, Taiwan Semiconductor Manufacturing Company, experienced a disruption in operations for several weeks. To date, the Company has not experienced any material delays of its wafer deliveries from its primary manufacturer.

         While these factors or the impact of these factors are difficult to forecast, any one or more of these factors could adversely affect the Company's operations in the future or require the Company to modify its current business practices.

THE COMPANY DEPENDS ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF ITS REVENUES, AND A LOSS OF, OR A SIGNIFICANT REDUCTION IN PURCHASES BY, CURRENT MAJOR CUSTOMERS WOULD SIGNIFICANTLY REDUCE ITS REVENUES

         The Company has derived a substantial portion of its net revenues from a limited number of customers and expects this concentration to continue. For fiscal years 1999 and 1998, sales to the Company's top ten customers accounted for approximately 70% and 81%, respectively, of the Company's net revenues. Two customers accounted for over 10% of revenues in fiscal 1999, compared to three customers in fiscal 1998. At June 30, 1999, one international customer accounted for approximately 40% of accounts receivable. In addition, the Company has experienced significant changes from year to year in the composition of its major customer base, including the loss in the past year of a customer responsible for approximately 16% of the Company's sales in fiscal year 1999, and the Company believes this pattern will continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the Company has no long term purchase agreements with any of its customers. The loss of, or significant reduction in purchases by, current major customers of the Company would significantly reduce its revenues.

THE COMPANY'S MARKETS ARE SUBJECT TO INTENSE PRICE COMPETITION

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

THE COMPANY IS A DEFENDANT IN SEVERAL LAWSUITS

         The Company and various of its current and former officers and directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company common stock for the period from July 27, 1995 to May 22, 1996, alleging state and federal securities law and other violations. Additionally, various of the Company's current and former officers and directors are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, the Company believes the class actions and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's financial statements. The Company is also a party to various other legal proceedings, including a number of patent-related matters. In the opinion of management, these legal proceedings will not result in any material liability to the Company. In connection with these matters, however, management time has been, and will continue to be, expended and the Company has incurred, and expects to continue to incur, substantial legal and other expenses.

THE COMPANY MUST CONTINUE TO MAKE SIGNIFICANT CAPITAL INVESTMENTS, AND THE INABILITY TO RAISE THE ADDITIONAL CAPITAL NECESSARY TO FUND THESE INVESTMENTS ON ACCEPTABLE TERMS COULD SERIOUSLY HARM THE COMPANY'S BUSINESS

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

IMPACT OF YEAR 2000

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

         The Company's committee for the Year 2000 issue has a year 2000 project plan consisting of the following five phases: Inventory/Assessment, Conversion, Vendor Readiness, Contingency Planning, Testing and Implementation. The Inventory/Assessment, Conversion, Testing and Implementation phases of the project were complete as of August 31, 1999, and the Company is in the process of concluding the Vendor Readiness and developing the Contingency Planning phases. The entire Year 2000 project is expected to be complete by December 15, 1999.

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

         The Company is actively responding to all customer requests for compliance, surveys and other general information related to its Year 2000 programs. The Company has requested assurance from its key customers that they, and their products which incorporate the Company products, are Year 2000 compliant.

         The Company plans to develop a Contingency Plan by December 15, 1999, that will address the non-compliance of vendors/suppliers and any "worst case" Year 2000 issues that the Company may be confronted with. In the worst case, the Company or the key customers and/or suppliers on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worst case, the Company or parties on which it depends may, for an extended period of time be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

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

         The Company has not yet developed a contingency plan that addresses how it plans to handle any of the "worst-case" Year 2000 issues that may confront it, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally, through the Year 2000 project described above. A contingency plan is expected to be developed by December 15, 1999. The Company to date has spent less than $1.0 million on Year 2000 readiness and does not currently anticipate that any further expenditures will be material to its business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of September 30, 1999 consisted of approximately $127.3 million in cash, cash equivalents and short-term investments. The Company also has approximately $8.3 million in lines of letters of credit with Taiwanese financial institutions, all of which was available at September 30, 1999. Additionally, approximately $12.0 million in lines of credit exist with Japanese financial institutions, all of which was available at September 30, 1999. The Company had outstanding commitments to purchase capital equipment of approximately $0.3 million at September 30, 1999.

         In the three months ended September 30, 1999, operating activities used net cash of approximately $3.7 million. The Company's net loss of approximately $12.2 million was offset by receipt of foundry deposit refunds totaling $4.5 million, and decreases in accounts receivable and inventories during the quarter totaling $3.1 million. The non-cash effect of depreciation and amortization totaling $2.9 million also helped offset the cash effect of the net loss for the period. Investing activities utilized cash of approximately $2.0 million primarily due to additions to property, plant and equipment. Additionally, the Company repurchased 214,500 shares of its common stock during the three months ended September 30, 1999, for a total of approximately $1.0 million.

         The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment, the Xionics acquisition, and any other investments it may make through at least the next twelve months. If, however, during the next twelve to eighteen month period the Company fails to increase its revenue or is unable to reduce its expenses below its revenues, then the Company may be in a position where it will need to seek additional financing. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, other than the Xionics acquisition noted above.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Most of the Company's foreign sales are denominated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are translated into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of September 30, 1999 and June 30, 1999, the Company had foreign currency exchange contracts to exchange Yen for approximately $1,667,000 and $1,030,000, respectively. The Company uses financial instruments, including local currency debt arrangements, to offset the foreign exchange gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at September 30, 1999 and 1998, the effect on the company's consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

         The Company's cash equivalents and short-term investments ("investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. The Company manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations which mature within the next 24 months. In addition, the Company does not use investments for trading or other speculative purposes. Due to the short maturities of its investments, the carrying value approximates the fair value. If market rates were to increase immediately and uniformly by 10% from levels as of September 30, 1999 and 1998, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit also names as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. On December 6, 1996, the state court judge sustained the Oak defendants' demurrer to all causes of action alleged in the plaintiffs' First Amended Consolidated Complaint, but allowed the plaintiffs the opportunity to amend. The plaintiffs' Second Amended Consolidated Complaint was filed on August 1, 1997. On December 3, 1997, the state court judge sustained the Oak defendants' demurrer to the plaintiffs' Second Amended Consolidated Complaint without leave to amend to the causes of action for breach of fiduciary duty and abuse of control, and to the California Corporations Code Sections 25400/25500 claims with respect to the Company, a number of the individual officers and directors, and the venture capital investors. The judge also sustained the demurrer with leave to amend to the California Civil code Sections 1709/1710 claims; however, the plaintiffs elected not to amend this claim. Accordingly, the only remaining claim in state court action, IN RE OAK TECHNOLOGY SECURITIES LITIGATION, is the California Corporations Code Sections 25400/25500 cause of action against four officers of the Company and the Company's investment bankers and securities analysts. Plaintiffs recently filed a motion to reinstate the California Corporation Code Sections 25400/25500 claims against the Company and the remaining Oak defendants filed a cross-motion to dismiss this remaining claim against them. These motions were heard on October 1, 1999, and the state court judge ruled that pursuant to the California Supreme Court's recent decision in STOR MEDIA, INC. V. SUPERIOR COURT, the Company was a seller who could be held liable under the state securities laws because the Company had an employee stock purchase plan. Therefore, the judge ruled that the Company should be reinstated as a defendant in the lawsuit. The state court judge denied the defendants cross-motion for reconsideration on the California Corporations Code Section 25400/25500 claims. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. Discovery has commenced in this action. The defendants and certain third parties have produced documents and a number of depositions are currently being taken, including the depositions of those officers of the Company who were officers during the class period.

         The Company and several of its current and former officers and Directors are also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions have been consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws and is brought on behalf of purchasers of the Company's common stock for the period July 27, 1995 through May 22, 1996. This action also names as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted the plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. The defendants' Motion to Dismiss was heard on December 17, 1997. The federal court Judge took the matter under submission and has not yet issued a ruling. Plaintiffs have recently filed a motion seeking the Court's permission to voluntarily dismiss this action without prejudice. Defendants have requested that the dismissal be with prejudice. This motion was heard on September 29, 1999 and the parties are waiting for the federal court judge's ruling on the matter.

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

         All of these actions are in the early stages of proceedings. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements. In connection with these legal proceedings, the Company has incurred and expects to incur legal and other expenses.

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

         On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action, Case No. C-97-20959. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against the Company by MediaTek (described below) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay will be lifted upon final resolution of Investigation No. 337-TA-409, at which time the Company intends to pursue its action against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud. As Investigation No. 337-TA-409 was resolved on September 27, 1999, the federal court judge ordered a case management conference on November 5, 1999. At the conference it was determined that the judge will order that the consolidated action continue stayed pending the resolution of the parties appeal of the ITC ruling to the Federal Circuit Court of Appeals (described below.)

         In a related action to the lawsuit that was commenced by the Company against UMC (described above), on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic advantage, Case No. C-97-21126. MediaTek seeks compensatory damages of not less than $10 million and punitive damages. The Company filed its answer on January 8, 1998, denying all the allegations. The Company believes the suit to be without merit and will vigorously defend its patent. On June 11, 1998, this case was consolidated for all purposes with a related case brought by the Company against UMC (described above) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay will be lifted upon final resolution of Investigation No. 337-TA-409. As Investigation No. 337-TA-409 was resolved on September 27, 1999, the federal court judge ordered a case management conference on November 5, 1999. At the conference it was determined that the judge will order that the consolidated action continue stayed pending the resolution of the parties appeal of the ITC ruling to the Federal Circuit Court of Appeals (described below.)

         On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing products and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge (ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents:
Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On August 28, 1998, the ALJ entered an Initial Determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On October 7, 1998, the Commission reversed the Initial Determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On December 23, 1998, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a second time. On December 31, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On February 3, 1999, the Commission reversed the Initial Determination of the ALJ for a second time on the grounds that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On May 10, 1999, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a third time, finding that UMC's activities were licensed. On May 17, 1999, the Company filed a petition with the Commission for review of the Initial Determination and on June 28, 1999, the Commission determined to review the Initial Determination.

          Trial before the ALJ as to all respondents except UMC commenced on January 11, 1999 and concluded on January 28, 1999. On May 14, 1999, the ALJ entered an Initial Determination that no unfair trade practices were committed by Mediatek under Section 337 of the Tariff Act. On May 24, 1999, the Company filed a petition requesting the Commission to review the Initial Determination and on June 28, 1999 the Commission determined to review it. The Company believes that both the May 14, 1999 and May 17, 1999 Initial Determinations are incorrect and the Company intends to pursue its right to seek protection from importation of UMC's and MediaTek's CD-ROM controllers under the trade laws of the United States. On September 27, 1999, the Commission affirmed the ALJ's finding that there were no unfair trade practices committed by MediaTek under Section 337 of the Tariff Act as the Commission determined that there was no infringement of the Company's US Patent No. 5,581,715. On this same date, the Commission also reversed the ALJ's findings that the Company's patent was invalid and unenforceable and held that the Company's US Patent No. 5,581,715 was valid and enforceable. The Commission took no position on the ALJ's Initial Determination terminating UMC from the investigation.

         The Company intends to appeal the Commission's ruling that no unfair trade practices were committed by MediaTek under Section 337 of the Tariff Act to the Federal Circuit Court of Appeals.

It is expected that MediaTek will cross-appeal the Commission's ruling on the validity and enforceability of the Company's US patent. No decision is expected to be rendered by the Federal Circuit of Appeals for twelve to eighteen months from the time of appeal. In connection with this proceeding, the Company will continue to incur legal fees and other expenses.

         On February 26, 1999, the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Partnership") filed a complaint for patent infringement, naming eighty-eight defendants, including the Company. The Lemelson Partnership alleges to be the owner of certain patents issued to Jerome Lemelson (now deceased). The suit is entitled LEMELSON MEDICAL, EDUCATION & RESEARCH FOUNDATION, LIMITED PARTNERSHIP V. LUCENT TECHNOLOGIES INC., ET AL., No. CIV 99-0377-PHX-RGS, and was filed in the United States District Court in Phoenix, Arizona. In this lawsuit, the Lemelson Partnership claims that the Company uses certain methods, or imports, sells, or offers to sell certain devices made using certain methods, claimed in some of the Lemelson patents-in-suit. Specifically, the suit alleges that Oak infringes certain claims of U.S. Patents Nos. 4,338,626; 4,390,586; 4,511,918; 4,969,038; 4,979,029; 4,984,073; 5,023,714; 5,023,714;
5,039,836; 5,067,012; 5,119,190; 5,119,205; 5,128,753; 5,144,421; 5,249,045;
5,283,641; and 5,351,078. The complaint seeks judgment that the Lemelson patents-in-suit are not invalid and have been willfully and deliberately infringed; unspecified compensatory damages, together with interest and costs; treble damages; reasonable attorneys' fees; as well as injunctive relief against further infringement of the Lemelson patents-in-suit. The Company filed an answer and declaratory relief counterclaims on August 12, 1999. The Lemelson Partnership responded to the Company's declaratory relief claims on September 7, 1999. The Company has reached a verbal settlement with the Lemelson Partnership. Based on the settlement verbally agreed to, the settlement will not have a material effect on the Company's consolidated financial statements.

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

(a)      The following exhibits are filed as part of this report:

         Exhibit
         Number            Exhibit Title
         -------           -------------

         Exhibit 27.1      Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended September 30, 1999

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OAK TECHNOLOGY, INC.
                                   (Registrant)






Date:  November 12, 1999

                                   -------------------------------------------
                                   Robert O. Hersh, Vice-President Finance
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  Exhibit Index
                                  -------------

         Exhibit
         Number            Description
         ------            -----------
         27.1              Financial Data Schedule