Form 10-K/A
period 1999-06-30
OAK TECHNOLOGY INC
filed 1999-12-09
CIK 824225

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-25298
                            ------------------------

                              OAK TECHNOLOGY, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     77-0161486
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation of organization)                     Identification No.)

139 KIFER COURT, SUNNYVALE, CALIFORNIA                        94086
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (408) 737-0888
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
                        PREFERRED STOCK PURCHASE RIGHTS
                            ------------------------

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

    41,189,586 shares of the Registrant's $.001 par value Common Stock were outstanding at August 31, 1999

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

    On August 11, 1998, the Company acquired Xerographic Laser Images Corporation ("XLI"), a provider of print quality enhancement technology for the digital imaging equipment market. XLI operates as a division of the Company's wholly owned subsidiary, Pixel Magic, and serves to leverage Pixel's position in the digital imaging equipment market by broadening its expertise in resolution enhancement technology. The Company paid $3,675,000 to the XLI shareholders on the effective date of the merger, and at that date, the shareholders had the right to receive additional payments of up to $11,365,000 subject to the achievement of certain milestones by XLI over a three-year period ending December 31, 2000. Under the terms of the merger agreement, revenue levels from products utilizing XLI's technologies in excess of a base amount of $3,675,000 for each year of a three year period must be attained in order for XLI to receive additional contingency payments, up to a maximum amount of $10,252,327. To date these milestones have not been achieved and no additional payments have been made to XLI shareholders. Such payments would be recored on the Company balance sheet as an adjustment of the purchase price of XLI. Pursuant to a post-closing audit and related post-closing adjustment set forth in the acquisition agreement, it was determined that XLI had a net deficit (for purposes of calculating a contingent cash adjustment, as defined in the acquisition agreement) of $1,937,673 at the acquisition date which resulted in a contingent cash adjustment of $1,112,673, thereby reducing the contingent payment amount to $10,252,327. The transaction was also accounted for under the purchase method of accounting, and XLI's operations have been included in the Company's consolidated financial statements from the date of acquisition.

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

    As a leading merchant supplier of controllers for CD-ROM and CD-R/W drives, the Company has expanded its product offerings for its three targeted market segments to include controllers for DVD drives; MPEG-2 audio/video decoders for DVD players; integrated circuits for digital broadcast systems; and multitasking imaging and compression processors for the emerging class of digital imaging equipment. The Company spent the majority of fiscal 1999 developing its next generation CD-RW controllers, an imaging processor for the inkjet multifunction peripheral market and further generations of imaging processors, compression codecs and resolution enhancement solutions, its next generation MPEG-2 audio/ video decoder for DVD players and first generation products for the terrestrial segment of the digital broadcast market.

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

OPTICAL STORAGE PRODUCTS

        NAME                                    DESCRIPTION                                  STATUS
---------------------   -----------------------------------------------------------  ----------------------
OTI-9230......          The Company's four-in-one IDE/ATAPI CD-ROM controller.           In production
                        Combines four major functions of a CD-ROM drive (CD-DSP,
                        servo, block decoder, and 1Mb DRAM)

OTI-9790......          The Company's three-in-one integrated CD-RW controller.      Sampling . Production
                        Integrates encoder/decoder, DSP, servo, write strategy and    shipments in 2hFY00
                        ATIP demodulator.

OTI-9820......          The Company's three-in-one integrated DVD controller.               Sampling
                        Integrates DVD/CD-ROM decoder, DSP and servo functions.

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

DIGITAL IMAGING EQUIPMENT PRODUCTS

       PRODUCT                                  DESCRIPTION                               STATUS
---------------------   ------------------------------------------------------------  --------------
PM-1V                   High-speed bitonal image processor providing single-pass      In production.
                        compression or decompression of image data.

PM-2m                   40 MHz bitonal JBIG codec with multitasking capability.       In production.
                        Provides single pass compression or decompression, as well as scaling and rotation of bitonal image data.

PM-22                   75 MHz bitonal JBIG codec with a 32-bit I/O. Provides single  In production.
                        pass compression or decompression, as well as scaling and
                        rotation of bi-tonal image data.

PM-23                   MFP controller with integrated compression.                     Sampling.

PM-36                   A fixed function JPEG compression and decompression             Sampling.
                        processor with a sustained data rate of up to 75 MHz.

PM-44+                  A programmable 85 MHz image processor. Single instruction,    In production.
                        fouir data paths.

PM-44I                  A programmable 125 MHz image processor with integrated          Sampling.
                        memory. Single instruction, four data paths.

PM-48                   A programmable 125 MHz image processor. Single instruction,     Sampling.
                        eight data paths

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

        NAME                                    DESCRIPTION                               STATUS
---------------------   ------------------------------------------------------------  --------------
OTI-226                 The Company's 1st generation single-chip DVD decoder for DVD  In production player applications. Supports CSS authentication and
                        decryption, Dolby AC-3 sound.

Atlanta                 The Company's 1st generation DVD player reference design. A      Sampling
                        cost effective, ready-to-production system level solution
                        including Oak OTI226 DVD decoder chip and all the necessary system software

OTI-257                 The Company's third-generation highly integrated MPEG-1         Phased-out
                        decoder for VCD players. Combines MPEG-1 audio/video
                        decoding, CD-ROM decoding, and complete karaoke functions
                        with full-screen, on-screen display.

OTI-8211                The Company's single-chip, integrated MPEG-2 audio/video      In production
                        decoder for digital cable/satellite set-top box
                        applications.

Access                  The Company's 1st generation digital cable/satellite set-top     Sampling
                        box reference design. A cost-effective, ready-to-production, system level solution, including the OTI8211 integrated
                        MPEG-2 audio/video decoder chip and all the necessary system software.

OTI-8215                The Company's 2nd generation integrated decoder chip for the     Sampling
                        digital terrestrial/cable/satellite set-top box
                        applications. Combine MPEG-2 audio and video decoder with
                        transport/demux, system CPU and video encoder functions

OTI-7000                The Company's 1st generation single-chip Coded Orthogonal        Sampling
                        Frequency Demodulator (COFDM) for digital terrestrial
                        receivers

OTI-8511                The Company's DVB-compliant digital QPSK demodulator for      In production
                        satellite set-top boxes.

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

    The manufacture of semiconductors is a highly complex and precise process. Additionally, the Company's products are particularly complex and difficult to manufacture. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose, time consuming and expensive to remedy, all of which can affect the Company's time to market with a particular product. There can be no assurance that the Company's foundries will not experience irregularities or adverse yield fluctuations in their manufacturing processes. Any yield or other production problems or shortages of supply experienced by the Company or its foundries could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results--Risks of Supply Constraints and Manufacturing Process" below.

DESIGN METHODOLOGY

    The Company's products compete in markets that are characterized by rapidly developing technology and evolving industry standards. The Company addresses these issues with a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and use of a high level design description language in order to define, develop and deliver new and enhanced products more rapidly. The Company's engineering and design capabilities are significant to its future performance, and the Company has invested regularly in new advanced equipment and software tools in an effort to keep these tools updated with the latest technology. The Company's library of core cells is key to its ability to reduce the time needed to design new products. Examples of core cells include a CD-ROM decoder core, CD-R/W encoder/decoder core, CD-DSP & CD-Servo core, a parallel, multi-pipelined microprocessor core, MPEG2 core, DVD-DSP core, a .5 and .35 micron memory compiler and a .5 and .35 micron I/O library. Design methodology, including equipment and software tools, is a critical factor with respect to the Company's ability to successfully develop technology and products. There can be no assurance that the Company will be able to obtain the equipment, software tools and other resources needed to develop technically advanced products in a timely manner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results--New Product Introduction" below.

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

    A substantial majority of the Company's revenues in fiscal 1999, 1998 and 1997 were derived outside of the United States, primarily in Asia. The geographical areas accounting for the Company's net revenues in fiscal 1999, 1998, and 1997 are as follows:

                                                                        JUNE 30,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Japan......................................................     52%        39%        40%
Other Asia.................................................     22         44         56
Europe.....................................................     11          9          1
North America..............................................     15          8          3

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

    The Company currently places noncancelable orders to purchase its products from independent foundries on an approximately three month rolling basis and is currently committed with two of its foundries for certain minimum amounts of capacity for the next several years while its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without penalty. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results--Risks of Supply Constraints and Manufacturing Process" below.

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

    In the digital imaging market, the Company's primary product offerings target the niche, high-end market and the Company's merchant competition does not offer directly competitive products. In some cases, the merchant competition offers a subset of the Company's product features. In other cases, the merchant competition offers a software alternative to the Company's hardware solution. However, the Company expects direct merchant competition in the niche, high-end digital imaging equipment market to emerge in the near future. Despite this lack of direct competition in the merchant market, the Company does experience competition with its DSP, compression and resolution enhancement products from internal design groups within the Company's targeted customers, such as Xerox, HP, Canon, Hitachi, NEC and Texas Instruments. As with the merchant market, the Company's strength in competing with these internal design teams comes from the breadth of the solution the Company is able to provide. With respect to the Company's embedded controller board products, the Company competes with Peerless, Xionics, Electronics for Imaging and AHT. The Company is currently able to provide more silicon on a controller board than its competition providing it with a cost advantage. However, the Company must continue to enhance and strengthen its software capabilities in order to compete successfully in this market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Factors that May Affect Future Results--Competitive Market" below. As to the new lower-end of products the Company is developing for the digital imaging equipment market, the Company expects greater direct competition than it currently experiences in the niche, high-end market.

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

PROPRIETARY RIGHTS AND LICENSES

    The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has patents granted, patents pending, patents in preparation in the United States, and international patents pending. Oak's first patent was issued in 1996. Accordingly, the duration of Oak's material patents are no less than 14 years. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. An action is currently pending in the Federal District Court for the Northern District of California seeking to invalidate one of the Company's patents relating to it's optical storage products. Moreover, while the Company holds or has applied for patents relating to the design of its products, the Company's products are based in part on standards, including MPEG-1, MPEG-2, JPEG and JBIG and the Company does not hold patents or other intellectual property rights for such standards. The laws of certain foreign countries in which the

Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

    The Company has licensed technology from third parties for use in its consumer, optical storage, and digital imaging equipment business, and pursuant thereto is required to fulfill confidentiality obligations and in certain cases pay royalties. Certain of the Company's products require that certain copy protection software or other software be obtained if the products are to be marketable and exportable. Should the Company lose its rights to or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its MPEG and optical storage products geared for the DVD market. The Company licenses the Sun Microsystems SPARC core for use with a number of its consumer products for which it is obligated to pay a royalty based on a percentage of the net selling price of such products. The Company has also entered into a number of joint development and supply arrangements pursuant to which the Company jointly develops a product with another company or contracts with another company to develop a product or component for it and then purchases the product or component from such company for resale with other Company products. In addition, the Company has on occasion purchased off the shelf products to resell bundled with its own product. In the future, it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that such licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter such license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Company May Be Unable to Protect Its Intellectual Property and Proprietary Rights" and "The Company May Be Unable to Obtain Third Party Intellectual Property Rights and/or May Be Liable for Significant Damages" below.

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

    On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing products and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge (ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents: Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On August 28, 1998, the ALJ entered an Initial Determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On
October 7, 1998, the Commission reversed the Initial Determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On December 23, 1998, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a second time. On December 31, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On February 3, 1999, the Commission reversed the Initial Determination of the ALJ for a second time on the grounds that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On May 10, 1999, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a third time, finding that UMC's activities were licensed On May 17, 1999, the Company filed a petition with the Commission for review of the Initial Determination and on June 28, 1999, the Commission determined to review the Initial Determination.

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

                                                                HIGH       LOW
                                                              --------   --------
FISCAL 1997
              First Quarter.................................   11.000     5.500
              Second Quarter................................   13.750     8.688
              Third Quarter.................................   14.563     9.500
              Fourth Quarter................................   10.500     7.563
FISCAL 1998
              First Quarter.................................   12.000     9.313
              Second Quarter................................   11.500     6.031
              Third Quarter.................................    7.563     5.594
              Fourth Quarter................................    6.438     4.250
FISCAL 1999
              First Quarter.................................    4.625     2.000
              Second Quarter................................    4.813     1.875
              Third Quarter.................................    4.188     2.969
              Fourth Quarter................................    4.563     2.906

    On August 31, 1999 the closing price of the Common Stock on the Nasdaq National Market was $4.75 per share. As of August 31, 1999, there were 328 holders of record of the Common Stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED JUNE 30,
                                        ---------------------------------------------------------
                                            1999          1998       1997       1996       1995
                                        -------------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net revenues (1)......................  $      71,051   $157,106   $167,395   $247,984   $110,982
Gross profit..........................         31,432     74,548     94,181    109,485     54,616
Operating income (loss)...............        (61,946)    (9,104)    32,848     57,147     29,440
Net income (loss).....................  $     (50,669)  $  5,947   $ 23,719   $ 37,133   $ 21,222
Diluted income (loss) per share.......  $       (1.24)  $   0.14   $   0.55   $   0.87   $   0.67
Shares used in diluted per share
  calculations (2)....................         40,819     42,493     42,757     42,614     31,474

                                                               AS OF JUNE 30,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.............................  $133,203   $117,225   $145,269   $113,284   $150,943
Working capital...........................   150,936    144,314    168,168    134,686    156,258
Total assets..............................   203,841    261,411    287,595    256,308    193,953
Long-term debt, excluding current
  portion.................................         5         27      2,496      2,858      2,227
Total stockholders' equity................  $189,422   $241,208   $238,697   $210,827   $162,643

------------------------

(1) Net revenues include non-refundable technology license fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

                       SELECTED QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                  -------------------------------------------------------------------------------------------
                                  JUNE 30,   MAR. 31,    DEC. 31,    SEPT. 30,   JUNE 30,   MAR. 31,    DEC. 31,    SEPT. 30,
                                    1999       1999        1998        1998        1998       1998        1997        1997
                                  --------   ---------   ---------   ---------   --------   ---------   ---------   ---------
Net revenues (1) ...............  $13,258      15,965     $21,861    $ 19,967    $28,910     $35,550     $49,353     $43,293
Gross profit....................    4,248       7,375      10,302       9,501     11,485      14,405      26,120      22,538
Operating income (loss).........  (17,304)    (13,791)    (11,669)    (19,188)   (12,031)     (8,578)      6,109       5,396
Net income (loss)...............  $(15,752)   (11,045)    $(9,693)   $(14,179)   $(4,844)    $(3,004)    $ 7,602     $ 6,193
Diluted income (loss) per share
  (2) ..........................  $ (0.38)    $ (0.27)    $ (0.24)   $  (0.35)   $ (0.12)    $ (0.07)    $  0.18     $  0.15
Shares used in diluted per share
  calculations (2)..............   40,902      40,768      40,679      40,928     41,532      42,000      42,643      42,569

------------------------------

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

    RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated:

                                                                   JUNE 30,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
Net revenues..........................................    100.0%    100.0%     100.0%
Cost of revenues......................................     55.8      52.5       43.7
                                                         ------     -----      -----
Gross margin..........................................     44.2      47.5       56.3
Research and development expenses.....................     71.9      31.6       20.7
Selling, general and administrative expenses..........     49.4      19.7       12.9
Acquired in-process research and development..........     10.1       1.0        3.0
Restructuring charge..................................       --       1.0         --
                                                         ------     -----      -----
Operating income (loss)...............................    (87.2)     (5.8)      19.7
Non-operating income, net.............................      7.8      10.3        3.2
                                                         ------     -----      -----
Income (loss) before income taxes.....................    (79.4)      4.5       22.9
Income taxes (benefit)................................     (8.1)      0.7        8.7
                                                         ------     -----      -----
Net income (loss).....................................    (71.3)%     3.8%      14.2%
                                                         ------     -----      -----

    FISCAL 1999 COMPARED TO FISCAL 1998

    NET REVENUES. Net revenues decreased 55% to $71.1 million for fiscal year 1999 compared to $157.1 million for fiscal year 1998. Approximately two-thirds of the revenue decrease was attributable to a decrease in unit sales of CD-ROM controllers in the Optical Storage business segment compared to fiscal 1998, with the remainder of the decrease due to a decline in the average selling price ("ASP") of the CD-ROM controllers. The decrease in unit sales was due to a loss of CD-ROM and CD-RW market share, the maturation of the CD-ROM market, development delays in the Company's next-generation CD-ROM and CD-RW products, and to a lesser extent, economic downturns in the Asian markets to which a large majority of the Company's products are sold. Overall, sales of optical storage products, which accounted for 82% of the Company's revenues in the prior fiscal year, declined 64% in fiscal year 1999.

    Net revenues for the Digital Imaging Equipment business segment were $20.9 million for fiscal year 1999, representing a 7.7% increase over the $19.4 million reported in fiscal 1998. This increase was primarily due to increase revenues from the segment's resolution enhancement products. Net revenues for the Consumer business segment were $3.2 million for fiscal year 1999, representing a 34.6% decrease from the $4.9 million reported in fiscal year 1998. This decrease was primarily due to decreased revenues from the segment's VCD decoder products.

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

    GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 44.2% in fiscal 1999 as compared to 47.5% in fiscal 1998. The decrease in gross margin is primarily the result of a decrease in ASPs for the Company's CD-ROM controller products in the Optical Storage business segment which was only partially offset by a decrease in the Company's unit cost for the same products. Additionally, operations costs included in cost of goods sold, which were relatively flat on a dollar basis, became higher as a percentage of revenues due to the significant decline in sales volumes.

    Gross margins for the Digital Imaging Equipment business segment were 68.9% for fiscal year 1999, representing a decrease from 75.3% gross margin reported in fiscal 1998. Gross margins for the Consumer business segment were 22.3% for fiscal year 1999, representing a slight increase from 21.2% gross margin reported in fiscal year 1998.

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

    The Company recorded inventory reserves of approximately $3.3 million and $2.6 million in fiscal 1999 and 1998, respectively. The reserves represented write-downs of excess and obsolete products, primarily servo chipsets for the VideoCD market in Asia. These write-downs were the result of management's assessment that the market for these products had either significantly declined or no longer exists. The Company does not anticipate further significant write-downs of its current inventories, however, as the Company continues to transition to its next-generation CD-RW products, additional inventory reserves may be required in future periods.

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

    ACQUISTION-RELATED CHARGES. Acquisition-related charges include the costs associated with the acquisitions of Viewpoint and XLI in fiscal 1999 and the acquisition of certain assets of ODEUM in fiscal 1998. See note 10 of Notes to Consolidated Financial Statements.

    VIEWPOINT TECHNOLOGY

    In the first quarter of fiscal year 1999, the Company acquired ViewPoint, a privately held development stage company focused on developing high performance solutions for the growing compact disc-read write market, specifically a controller device to support high encoding speeds for next-generation CD-RW drives, which was its only technology. At the date of acquisition, ViewPoint had yet to introduce its first product in the market place and was in the process of developing its VPT8008 product, but still required key firmware, drivers, design changes and silicon testing prior to achieving technological feasibility. ViewPoint's technology was only valuable when integrated into the Company" server technology and physically redesigned to add significant key features. Based on discussions with ViewPoint technical personnel, it was determined that there were no alternative uses for their CD-RW technology and that approximately $2.6 million in additional engineering and development expenses would be required to bring a product to market in fiscal year 2000. The ViewPoint technology has enabled the Company to develop a CD-RW controller product, the 9790, which will support up to 32x read and 8x write speeds. Management believes that this product could provide approximately 50% of the Company's revenues in FY2001. The Company has commenced development of derivative products incorporating Viewpoint's base technology.

    The Company paid $10.1 million in cash for all the outstanding shares of ViewPoint. The purchase method of accounting was used to record the acquisition and approximately $4.8 million of the purchase price was allocated to in-process research and development, which was charged to operations in the quarter ended September 30, 1998. The remaining costs of the acquisition were recorded on the Company's balance sheet. Approximately $4.4 million of the purchase price was allocated to purchased technology and other intangible assets and is being amortized to operations on a straight-line basis over three years, and $0.9 million was allocated to cash, fixed assets and other tangible assets.

    The valuation of the acquired in-process research and development used by the Company in making the determination as to the amount of in-process research and development expense was supported by valuation studies. The estimated value of in-process research and development was derived using the "Income Approach", which values an asset based on future cash flows that could potentially be generated by the asset over its estimated useful life. The future cash flows were discounted to their present value utilizing a discount rate of 28%. The amounts of the purchase price technology assigned to the fair values of in-process research and development and purchased technology represent management's best estimate. The Company did not anticipate any material changes from historical pricing, margins and expense levels in its valuation assumptions.

    XLI

    During the first quarter of fiscal 1999, the Company acquired Xerographic Laser Images Corporation (XLI), a provider of print quality enhancement technology for the digital office equipment market. At the date of acquisition, XLI had developed one product, the XLI-2050 image inhancer, and was also in the process of developing other high-performance products for digital copiers, multi-function devices, scanners and display markets. The Company acquired XLI in order to gain access to imaging technology and expertise that would complement its own image process solutions. XLI had a number of products in the development stage, none of which had reached the level of prototype or working sample. Three primary projects in process at the date of acquisition were 1) the 2050CP which enables printers to have more precise dot positioning and modulation and thereby, more accurately apply the color on the paper; 2) the 1016P, a black and white printer enhancement chip; and 3) a family of products for the emerging flat panel display market. Based on discussions with XLI's technical personnel, it was determined that there were no alternative uses for their specific technologies outside of the digital office market and that approximately $1.0 million in additional engineering and development expenses would be required to bring in-process products to market beginning in fiscal year 2000. The Company expected that about 20% of its future revenues could be derived from products integrating XLI's technologies. However, subsequent to the acquisition the Company has experienced some development delays and has adjusted future estimates accordingly. The Company's management does not believe that failure to complete in-process products will have a material adverse impact on the Company's business, results of operations or financial condition.

    The Company paid $3.7 million in cash for all the outstanding shares of XLI. The purchase method of accounting was used to record the acquisition and approximately $2.4 million was allocated to in-process research and development, which was charged to operations in the quarter ended September 30, 1998. The remaining costs of the acquisition were recorded on the Company's balance sheet and are being amortized to operations on a straight-line basis over three years.

    In addition to the purchase price, XLI shareholders have the right to receive additional payments subject to the achievement of certain milestones by XLI. Under the terms of the merger agreement, revenue levels from products utilizing XLI's technologies in excess of a base amount of $3.7 million each year of a three year period ending December 31, 2000 must be attained for XLI to receive additional contingency payments, up to the maximum amount of $10.3 million. To date, these milestones have not been achieved and no additional payments have been made to XLI shareholders. Such payments would be recorded on the Company's balance sheet as an adjustment to the purchase price of XLI.

    The valuation of the acquired in-process research and development used by the Company in making the determination as to the amount of in-process research and development was supported by valuation studies. The estimated value of in-process research and development was derived using the "Income Approach". The future cash flows were discounted to their present value utilizing a discount rate of 25%. The amounts of the purchase price technology assigned to the fair values of in-process research and development and purchased technology represent management's best estimate. The Company did not anticipate any material changes from historical pricing, margins and expense levels in its valuation assumptions.

    ODEUM

    In the fourth quarter of fiscal year 1998, the Company acquired certain assets of ODEUM Microsystems, Inc. (ODEUM), a subsidiary of Hyundai Electronics America. With the acquisition, the Company acquired an integrated MPEG-2 audio/video decoder and transport demultiplexor and a DVB-S compliant QSPK demodulator as well as a core group of hardware and software engineers. The products acquired from ODEUM are used predominantly in "free to air" satellite and cable set-top boxes for MPEG-2 encoded digital television broadcasting and therefore, represented the Company's first step in expanding its Consumer business segment and serving the digital television market. The Company has recently introduced its first products into the set-top broadcast market incorporating ODEUM's technologies.

    Based on discussions with ODEUM's technical personnel, it was determined that there were no alternative uses for their specific technologies outside the digital broadcast market and that approximately $3.0 million in additional engineering and development expenses would be required to bring in-process products to market beginning in fiscal year 2000. The Company expected that approximately 15% of its future revenues could be derived from products integrating ODEUM's technologies.

    The assets OF ODEUM were acquired for $4.1 million in cash. The acquisition was accounted for using the purchase method of accounting and the product acquired was integrated into the Company's product offerings from the date of acquisition. Approximately $1.3 million of the purchase price was allocated to in-process research and development with the remaining amount was allocated to purchased technology. The estimated value of in-process research and development was derived using the "Income Approach". The future cash flows were discounted to their present value utilizing a discount rate of 35%. The amounts of the purchase price technology assigned to the fair values of in-process research and development and purchased technology represent management's best estimate. The Company did not anticipate any material changes from historical pricing, margins and expense levels in its valuation assumptions.

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

    FISCAL 1998 COMPARED TO FISCAL 1997

    NET REVENUES. The Company's net revenues in the comparison periods were primarily derived from product sales. Net revenues decreased 6% to $157.1 million in fiscal 1998 from $167.4 million in fiscal 1997. This decrease was primarily the result of a decrease in revenues from the sales of CD-ROM controller products in the Optical Storage business segment and Video CD products in the Consumer business segment partially offset by an increase in revenues from the sale of digital imaging products. The decrease in revenues from CD-ROM controller products was primarily due to a decrease in the average selling prices ("ASPs") of the products partially offset by an increase in unit sales. The decrease in revenues from Video CD products was primarily due to a decrease in unit sales as well as a decrease in ASPs. The increase in revenues from the sales of digital imaging equipment products was primarily the result of an increase in unit sales partially offset by a decrease in ASPs.

    Net revenues from sales of the Company's CD-ROM controller products in the Optical Storage business segment were approximately $127.4 million in fiscal 1998 compared to $140.8 million in fiscal 1997, accounting for 81% and 84% of net revenues, respectively. Although the Company is attempting to diversify its revenue product base in the three core markets of optical storage, consumer electronics and digital imaging, it anticipates that CD-ROM controller sales in the Optical Storage business segment will continue to account for a substantial majority of its revenue in the foreseeable future.

    Net revenues for the Digital Imaging Equipment business segment were $19.4 million for fiscal year 1998, representing a 131.0% increase over the $8.4 million reported in fiscal 1997. This increase was primarily due to increased revenues from the segment's compression codec products. Net revenues for the Consumer business segment were $4.9 million for fiscal year 1998, representing a 60.0% decrease from the $12.3 million reported in fiscal 1997. This decrease was primarily due to decreased revenues from the segment's decoder products.

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

    GROSS MARGIN. The Company's gross margin decreased to 47.5% in fiscal 1998 as compared to 56.3% in fiscal 1997. Gross margin in fiscal 1998 included the impact of a charge to cost of revenues related to increases in inventory reserves of $3.3 million recorded during the year as well as a $3.5 million charge related to the discontinuation of the graphics and audio/communications businesses. Excluding the impact of these inventory-related charges, gross margin in fiscal 1998 would have been 51.8%. Gross margin in fiscal 1997 included the impact of a charge to cost of revenues related to increases in inventory reserves of $2.6 million recorded during the year. Additionally, gross margin in fiscal 1997 included the impact of favorable adjustments to cost of revenues of approximately $18.7 million associated with the sale of products which had been fully reserved in a prior period as well as manufacturing cost adjustments of $3.0 million related to foundry agreements. Excluding the impact of these adjustments, gross margin for fiscal 1997 would have been 44.9%. The increase in gross margin during the comparison periods, excluding the impact of the adjustments recorded in fiscal 1998 and fiscal 1997, was primarily the result of a product mix shift to higher margin CD-R/W controllers in the Optical Storage business segment and digital imaging products during the comparison periods. Gross margins related to the graphics and audio/communications businesses which the Company discontinued in the quarter ended March 31, 1998 accounted for less than 2% and 1% of the Company's total gross margin contribution in fiscal 1998 and 1997, respectively.

    Gross margins for the Digital Imaging Equipment business segment were 75.3% for fiscal year 1998, representing a decrease from 87.8% gross margin reported in fiscal 1997. Gross margins for the Consumer business segment were 21.2% for fiscal year 1998, representing a slight increase from 27.1% gross margin reported in fiscal year 1997.

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

    The Company also faces increased competition in the emerging CD-RW and DVD markets. See "--Competitive Market." Moreover, the current trend toward integrating increased functionality on the CD-ROM, CD-RW or DVD controller potentially adds to the development and manufacturing costs of producing the controller. The Company's revenues and gross margins from its optical storage controller products will be dependent on the Company's ability to introduce these integrated products in a commercially competitive manner.

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

    In the fourth quarter of fiscal year 1998, the Company acquired ODEUM Microsystems, Inc. (ODEUM) and allocated approximately $1.3 million of the purchase price to in-process research and development (which was expensed) and approximately $2.2 million to purchased technology, goodwill and other intangible assets which are recorded on the Company's balance sheet. In the first quarter of fiscal year 1999, the Company acquired ViewPoint and allocated approximately $4.8 million to in-process research and development and approximately $4.4 million to purchased technology and other intangible assets. Also in the first quarter of fiscal year 1999, the Company acquired XLI and allocated approximately $2.4 million of the purchase price to in-process research and development and approximately $4.4 million to purchased technology and other intangible assets. For the ViewPoint and XLI acquisitions, the valuation of the acquired in-process research and development used by the Company in making its determination as to the amount of in-process research and development expense was supported by valuation studies. For the ODEUM acquisition, the acquired in-process research and development valuation was based on Oak management's best estimate based on their analysis of the progress of the ODEUM research and development in process at the acquisition date and the anticipated cash flows to be derived from the resulting products.

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

    The Company will develop a Contingency Plan that will address the non-compliance of vendors/ suppliers and any "worst case" Year 2000 issues that the Company may be confronted with. In the worst case, the Company or the key customers and/or suppliers on which it depends may be unable to produce reliable information or process routine transactions. Furthermore, in the worst case, the Company or parties on which it depends may, for an extended period of time be incapable of conducting critical business activities, which include but are not limited to, manufacturing and shipping products, invoicing customers and paying vendors.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of August 31, 1999, the Directors of the Company, and the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

NAME                                    AGE                   POSITION
----                                  --------   -----------------------------------
David D. Tsang......................     57      Chairman of the Board of Directors
Young K. Sohn.......................     43      Chief Executive Officer, President,
                                                 and Director
Ta-Lin Hsu, Ph.D....................     56      Director
Timothy Tomlinson...................     49      Director
Richard B. Black....................     66      Director
Albert Y.C. Yu, Ph.D................     58      Director
Robert O. Hersh.....................     44      Vice President, Finance, and Chief
                                                 Financial Officer
William Housley.....................     43      Vice President of Oak, General
                                                 Manager of Optical Storage Group
Paul H.F. Vroomen...................     42      Vice President of Oak, General
                                                 Manager of Consumer Group
Peter Besen.........................     44      Vice President of Oak, General
                                                 Manager of Imaging Group
Abel S. Lo..........................     49      Vice President of Oak, General
                                                 Manager, Oak Technology, Taiwan
Shawn M. Soderberg..................     38      Vice President, General Counsel and
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

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                            ANNUAL COMPENSATION                  ------------
                             -------------------------------------------------    SECURITIES
                                                                  OTHER ANNUAL    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY($)   BONUS($)(1)   COMPENSATION     OPTIONS      COMPENSATION
---------------------------  --------   ---------   -----------   ------------   ------------   ------------
Young K. Sohn(2)...........    1999     $151,731      $      0     $2,000,000      2,040,000      $ 56,245
  President and Chief          1998          N/A           N/A            N/A         20,000
  Executive Officer            1997          N/A           N/A            N/A            N/A

David D. Tsang(3)..........    1999     $330,833      $      0             --         90,000      $  5,246
  Chairman of the Board and    1998     $300,000      $      0             --        100,000
  former Chief Executive
    Officer                    1997     $302,825      $180,000             --              0

Shawn M. Soderberg(4)......    1999     $203,681      $ 76,000             --        140,000      $  2,429
  Vice President, General      1998     $166,290      $ 61,281             --         15,000
  Counsel and Secretary        1997     $149,697      $ 36,593             --         35,000

Peter D. Besen(5)..........    1999     $188,810      $ 41,200     $  250,000        297,500      $  2,208
  General Manager, Digital     1998     $139,441      $ 47,819             --         30,000         2,670
  Imaging Group                1997     $125,500      $  3,700             --         60,000         1,636

Paul H.F. Vroomen(6).......    1999     $196,076      $  8,547             --        212,500      $  2,663
  General Manager,             1998     $145,161      $ 34,797             --         80,000
  Consumer Group               1997          N/A           N/A            N/A            N/A

Robert O. Hersh(7).........    1999     $122,207      $ 48,000             --        170,000      $    700
  Vice President and Chief     1998          N/A           N/A            N/A            N/A
  Financial Officer            1997          N/A           N/A            N/A            N/A

Richard Simone(8)..........    1999     $213,327      $  6,000             --        130,000      $104,366
  Vice President,
    Technology                 1998     $ 11,195      $ 31,000             --              0
  and Operations               1997          N/A           N/A            N/A            N/A

Richard B. Black(9)........    1999     $227,789      $      0             --        140,000      $331,356
  Vice-Chairman of the
    Board                      1998     $111,376      $      0             --        156,000
                               1997          N/A           N/A            N/A          6,000

------------------------

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

                                              INDIVIDUAL GRANTS
                            -----------------------------------------------------   POTENTIAL REALIZABLE VALUE($)
                            NUMBER OF     PERCENT OF                                   AT ASSUMED ANNUAL RATES
                            SECURITIES   TOTAL OPTIONS                               OF STOCK PRICE APPRECIATION
                            UNDERLYING    GRANTED TO     EXERCISE OR                     FOR OPTION TERM(1)
                             OPTIONS     EMPLOYEES IN    BASE PRICE    EXPIRATION   -----------------------------
NAME                        GRANTED(2)    FISCAL YEAR     ($/SH)(3)       DATE           5%              10%
----                        ----------   -------------   -----------   ----------   -------------   -------------
Young K. Sohn.............     40,000(4)     0.3689        $3.2500      07/30/08     $   81,756      $  207,187
                            2,000,000(5)    18.4443        $3.0000      02/21/09     $3,773,368      $9,562,455

David D. Tsang............     90,000(6)     0.8300        $3.2500      08/12/08     $  183,952      $  466,170

Shawn M. Soderberg........     60,000(6)     0.5533        $3.2500      08/12/08     $  122,634      $  310,780
                               20,000(7)     0.1844        $3.2500      08/12/08     $   40,878      $  103,593
                               60,000        0.5533        $3.0000      05/18/09     $  113,201      $  286,874

Peter B. Besen............     82,500(6)     0.7608        $3.2500      08/12/08     $  168,622      $  427,322
                               90,000(7)     0.8380        $3.2500      08/12/08     $  183,952      $  466,170
                              125,000        1.1528        $3.0000      05/18/09     $  235,835      $  597,653

Paul Vroomen..............     82,500(6)     0.7608        $3.2500      08/12/08     $  168,622      $  427,322
                               80,000(7)     0.7378        $3.2500      08/12/08     $  163,513      $  414,373
                               50,000        0.4611        $3.0000      05/18/09     $   94,334      $  239,061

Robert O. Hersh...........     50,000(4)     0.4611        $3.6250      11/16/08     $  113,987      $  288,866
                               60,000(6)     0.5533        $3.6250      11/16/08     $  136,785      $  346,639
                               60,000        0.5533        $3.0000      05/18/09     $  113,201      $  286,874

Richard B. Black..........     90,000(6)      0.8300       $3.2500      08/12/08     $  183,952      $  466,170
                               50,000(4)     0.4611        $3.0000      05/18/09     $   94,334      $  239,061

Richard Simone(1).........     70,000(7)     0.6455        $4.5625      07/01/08     $   88,237      $  194,982
                               60,000(6)     0.5533        $3.2500      08/12/08     $  122,634      $  310,780
                               70,000        0.6455        $3.2500      08/12/08     $  143,074      $  362,576

------------------------

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

(6) Options noted become fully exercisable on the seventh (7th) anniversary of the date of grant. These options have vesting acceleration provisions upon the attainment of certain earnings per share targets. An additional 33 1/3% of shares become exercisable in the event Oak reports increasing earnings per share (EPS) for one or more fiscal years equal to or in excess of $.40, $.80, and $1.20. In the event the EPS for a fiscal year is less than the EPS for any earlier fiscal year, no additional shares of Common Stock shall accelerate with respect to such later fiscal year. Options become fully exercisable in the event of a change of control.

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

           AGGREGATE OPTION EXERCISES AND FISCAL 1999 YEAR-END VALUES

                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                               SHARES                 UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                              ACQUIRED              OPTIONS AT FISCAL YEAR-END       AT FISCAL YEAR-END(1)
                                 ON       VALUE     ---------------------------   ---------------------------
                              EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                              --------   --------   -----------   -------------   -----------   -------------
Young K. Sohn...............  200,000     $0.00      1,840,134(2)     19,966         $0.00      $1,140,000.00

David D. Tsang..............        0     $0.00         38,000       152,000         $0.00      $   33,750.00

Shawn M. Soderberg..........        0     $0.00         23,400       146,600         $0.00      $   67,500.00

Peter D. Besen..............        0     $0.00              0       297,500         $0.00      $  142,812.50

Paul Vroomen................        0     $0.00              0       212,500         $0.00      $   92,187.50

Robert O. Hersh.............        0     $0.00              0       170,000         $0.00      $   37,500.00

Richard B. Black(3).........        0     $0.00         61,560       156,440         $0.00      $   31,250.00

Richard Simone(4)...........        0     $0.00              0       130,000         $0.00      $   48,750.00

------------------------

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

                                         NUMBER OF                                                    LENGTH OF
                                         SECURITIES       MARKET                                     OPTION TERM
                                         UNDERLYING   PRICE OF STOCK   EXERCISE PRICE               REMAINING AT
                                          OPTIONS       AT TIME OF        AT TIME         NEW          DATE OF
                             REPRICING    REPRICED     REPRICING OR     OF REPRICING    EXERCISE    REPRICING OR
NAME                           DATE      OR AMENDED     AMENDMENT       OR AMENDMENT     PRICE        AMENDMENT
----                         ---------   ----------   --------------   --------------   --------   ---------------
Peter D. Besen.............  08/01/96      20,000         $6.50           $28.50         $6.50     4 yrs, 97 days
  General Manager,           08/01/96      10,000         $6.50           $19.38         $6.50     4 yrs, 174 days
  Digital Imaging Group      08/12/98      20,000         $3.25           $ 6.50         $3.25     2 yrs, 86 days
                             08/12/98      10,000         $3.25           $ 6.50         $3.25     2 yrs, 163 days
                             08/12/98      30,000         $3.25           $ 9.38         $3.25     3 yrs, 294 days
                             08/12/98      30,000         $3.25           $ 9.63         $3.25     4 yrs, 83 days

Richard Simone(1)..........  08/12/98      70,000         $3.25           $ 4.5625       $3.25     4 yrs, 323 days
  Vice President,
    Technology and
    Operations

Shawn M. Soderberg.........  08/01/96      30,000         $6.50           $25.13         $6.50     4 yrs, 212 days
  Vice President,            08/12/98       5,000         $3.25           $13.50         $3.25     3 yrs, 203 days
  General Counsel &          08/12/98      15,000         $3.25           $ 7.00         $3.25     4 yrs, 202 days
  Secretary

Paul H. F. Vroomen.........  08/12/98      80,000         $3.25           $10.875        $3.25     4 yrs, 21 days
  General Manager, Consumer
    Group

Ronald E. Wilderink(2).....  08/01/96      20,000         $6.50           $13.81         $6.50     3 yrs, 274 days
  Vice President, Corporate
    Controller

------------------------

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

COMPARISON OF CUMULATIVE TOTAL RETURN FROM FEBRUARY 13, 1995(1) THROUGH JUNE 30,
                                   1999(2)(3)

                                                                              CUMULATIVE TOTAL RETURN
                                                         -----------------------------------------------------------------
OAK TECHNOLOGY INC (OAKT)                                02/13/1995     6/95       6/96       6/97       6/98       6/99
-------------------------                                ----------   --------   --------   --------   --------   --------
OAK TECHNOLOGY, INC....................................      100        263        134        139         65         52
NASDAQ STOCK MARKET (U.S.).............................      100        119        152        185        244        349
HAMBRECHT & QUIST SEMICONDUCTORS.......................      100        150        112        203        166        352

------------------------

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

                                                                        SHARES OWNED(2)(3)
                                                              --------------------------------------
NAME OF BENEFICIAL OWNERS(1)                                  NUMBER OF SHARES   PERCENTAGE OF CLASS
----------------------------                                  ----------------   -------------------
David D. Tsang(4)...........................................     4,530,949              11.0%

Young K. Sohn(5)............................................     2,030,800              4.93%

Shawn M. Soderberg(6).......................................        37,303                  *

Peter B. Besen(7)...........................................        33,241                  *

Paul Vroomen(8).............................................        29,102                  *

Robert O. Hersh(9)..........................................        12,000                  *

Richard B. Black(10)........................................       466,109               1.1%

Richard Simone(11)..........................................        16,800                  *

Ta-Lin Hsu(12)..............................................       134,360                  *

Timothy Tomlinson(13).......................................        51,002                  *

Albert Y. C. Yu(14).........................................        28,000                  *

Executive officers and directors as a group (15
  persons)(15)..............................................     7,895,676              19.2%

------------------------

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

                                                                     PAGE
                                                                   --------
1.   Financial Statements.

     Independent Auditors Report.................................     47

     Consolidated Balance Sheets--As of June 30, 1999 and 1998...     48

     Consolidated Statements of Operations--For the Three Year
     Period Ended June 30, 1999..................................     49

     Consolidated Statements of Stockholders' Equity--For the
     Three Year Period Ended June 30, 1999.......................     50

     Consolidated Statements of Cash Flows--For the Three Year
     Period Ended June 30, 1999..................................     51

     Notes to Consolidated Financial Statements..................     52

     Financial Statement Schedule. The following Financial
     Statement Schedule of the Registrant is filed as part of
2.   this report:

     Schedule II--Valuation and Qualifying Accounts..............     81

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

     Exhibits. The following Exhibits are filed as part of, or
3.   incorporated by reference into, this report:

       EXHIBIT
       NUMBER           EXHIBIT TITLE
---------------------   -------------
             3.01       The Company's Restated Certificate of Incorporation,
                        amended(1)

             3.02       The Company's Restated Bylaws(2)

             3.03       Certificate of Correction to the Restated Certificate of
                        Incorporation of the Company(16)

             4.01       Form of Specimen Certificate for the Company's Common
                        Stock(3)

             4.02       Amended and Restated Registration Rights Agreement dated as of October 15, 1993 among the Company and various
                        investors(3)

             4.03 The Company's Restated Certificate of Incorporation, as amended (See Exhibit 3.01)

             4.04       The Company's Restated Bylaws (See Exhibit 3.02)

             4.05       Form of Certificate of Designation of Series A Junior
                        Participating Preferred Stock of the Company dated August
                        18, 1997(16)

             4.06       Rights Agreement between the Company and BankBoston, N.A.
                        dated August 19, 1997(16)

            10.01       1988 Stock Option Plan, as amended and related documents(3)*

       EXHIBIT
       NUMBER           EXHIBIT TITLE
---------------------   -------------
            10.02       1994 Stock Option Plan and related documents(3) and
                        amendment thereto dated February 1, 1996(4)*

            10.03 1994 Outside Directors' Stock Option Plan and related documents(3)*

            10.04       1994 Employee Stock Purchase Plan(3)*

            10.05       401(k) Plan and related documents(3) and Amendment Number
                        One and Supplemental Participation Agreement thereto(5)*

            10.06       Lease Agreement dated August 3, 1988 between John Arrillaga,
                        Trustee, or his Successor Trustee, UTA dated 7/20/77 (John
                        Arrillaga Separate Property Trust) as amended and Richard T.
                        Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77
                        (Richard T. Peery Separate Property Trust) as amended, and
                        Justin Jacobs, Jr., dba Siri-Kifer Investments, a joint
                        venture, and the Company, as amended June 1, 1990, and
                        Consent to Alterations dated March 26, 1991 (lease agreement for 139 Kifer Court, Sunnyvale, California)(3), and
                        amendments thereto dated June 15, 1995 and July 19, 1995(5)

            10.07       Lease Agreement dated August 22, 1994 between John
                        Arrillaga, Trustee, or his Successor Trustee, UTA dated
                        7/20/77 (John Arrillaga Separate Property Trust) as amended and Richard T. Peery, Trustee, or his Successor Trustee, UTA
                        dated 7/20/77 (Richard T. Peery Separate Property Trust) as amended, and Justin Jacobs, Jr., dba Siri-Kifer Investments, a joint venture, and the Company (lease agreement for 140
                        Kifer Court, Sunnyvale, California)(3), and amendment
                        thereto dated June 15, 1995(5)

            10.08 Form of Indemnification Agreement, between the Company and each of its Directors and executive officers(14)

            10.09       VCEP Agreement dated July 30, 1990 between the Company and
                        Advanced Micro Devices, Inc.(3)

            10.10       Product License Agreement dated April 13, 1993 between the
                        Company and Media Chips, Inc., as amended September 16,
                        1993(3)

            10.11       Resolutions of the Board of Directors of the Company dated
                        July 27, 1994 setting forth the provisions of the Executive
                        Bonus Plan(3)(12)*

            10.12       Employee Incentive Plan effective January 1, 1995(3)*

            10.13       Option Agreement between Oak Technology, Inc., and Taiwan
                        Semiconductor Manufacturing Co., Ltd. dated as of August 8,
                        1996(14)**

            10.14       Foundry Venture Agreement between the Company and United
                        Microelectronics Corporation dated as of October 2,
                        1995(6)(12)

            10.15       Fab Ven Foundry Capacity Agreement among the Company, Fab
                        Ven and United Microelectronics Corporation dated as of October 2, 1995(7)(12)

            10.16       Written Assurances Re: Foundry Venture Agreement among the
                        Company, United Microelectronics Corporation and Fab Ven dated as of October 2, 1995(8)(12)

       EXHIBIT
       NUMBER           EXHIBIT TITLE
---------------------   -------------
            10.17       Lease Agreement dated June 15, 1995 between John Arrillaga,
                        Trustee, or his Successor Trustee, UTA dated 7/20/77 (John
                        Arrillaga Separate Property Trust) as amended and Richard T.
                        Peery, Trustee, or his Successor Trustee, UTA dated 7/20/77
                        (Richard T. Peery Separate Property Trust) as amended, and the Company (lease agreement for 130 Kifer Court, Sunnyvale,
                        California)(9), and amendments thereto dated June 15, 1995 and August 18, 1995(10)

            10.18       Deposit Agreement dated November 8, 1995 between Chartered
                        Semiconductor Manufacturing Ltd. and the Company(11), and
                        Amendment Agreement (No. 1) thereto dated September 25,
                        1996(13)**

            10.19       Amendment Agreement (No. 2) dated April 7, 1997 to Deposit
                        Agreement dated November 8, 1995 between Chartered
                        Semiconductor Manufacturing Ltd. and the Company(15) and addendum thereto dated September 26, 1997(17)**

            10.20       First Amendment to Plan of Reorganization and Agreement of
                        Merger dated October 27, 1995 among the Company, Oak
                        Acquisition Corporation, Pixel Magic, Inc. and the then shareholders of Pixel dated June 25, 1996 and Second
                        Amendment thereto dated June 13, 1997(16)**

            10.21       First Amendment to Non-Compete and Technology Transfer
                        Agreement by and among the Company, Pixel Magic, Inc. and Peter D. Besen dated June 13, 1997(16)**

            10.22       Agreement of Termination of Employment Agreement between
                        Pixel Magic, Inc. and Peter D. Besen dated June 13, 1997(16)

            10.23       Agreement of Termination of Employment Agreement between
                        Pixel Magic, Inc. and Don Schulsinger dated June 13,
                        1997(16)

            10.24       Release and Settlement Agreement between the Company and
                        United Microelectronics Corporation dated July 31,
                        1997(16)**

            10.25       Sublease Agreement dated December 1, 1997 between Global
                        Village Communication, Inc. and the Company (lease
                        agreement for 1150 East Arques Avenue, Sunnyvale,
                        California) and accompanying lease and amendment thereto(18)

            10.26       Amendment to Option Agreement be and between Taiwan
                        Semiconductor Manufacturing Co., Ltd., and the Company(19)**

            10.27       Settlement Agreement between Winbond Electronics Corporation and the Company(19)**

            10.28       Amendment Agreement (No. 3) to Deposit Agreement dated
                        November 8, 1995 between Chartered Semiconductor
                        Manufacturing Ltd. and Oak Technology Inc.(20)

            10.29       Employment Agreement between Oak Technology Inc. and
                        Young K. Sohn dated February 27, 1999(21)

            10.30       Loan agreement between Oak Technology Inc. and Young K. Sohn dated February 27, 1999(21)

            10.31       Oak Technology Inc. Executive Stock Option Plan(21)

            10.32       Letter Agreement dated January 22, 1999 between the Special
                        Committee of the Board of Directors of Oak Technology, Inc.
                        and David T. Tsang and Ta-Lin Hsu(21)

       EXHIBIT
       NUMBER           EXHIBIT TITLE
---------------------   -------------
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

------------------------

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

   + Previously Filed

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

                                          KPMG LLP

Mountain View, California
July 30, 1999

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 19,500   $ 59,803
  Short-term investments....................................   113,703     57,422
  Accounts receivable, net of allowance for doubtful
    accounts of $555 and $809, respectively.................     8,251     17,605
  Inventories, net..........................................     1,819      7,558
  Current portion of foundry deposits.......................     9,061      2,944
  Deferred tax asset........................................        --      5,356
  Prepaid expenses and other current assets.................    11,120     10,967
                                                              --------   --------
      Total current assets..................................   163,455    161,655
Property and equipment, net.................................    22,039     25,114
Foundry deposits............................................     7,760     18,231
Investment in ventures......................................        --     51,216
Other assets................................................    10,587      5,195
                                                              --------   --------
      Total assets..........................................  $203,841   $261,411
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt.......  $     25   $  2,625
  Accounts payable..........................................     3,648      6,236
  Accrued expenses..........................................     8,467      8,217
  Deferred revenue..........................................       379        263
                                                              --------   --------
      Total current liabilities.............................    12,519     17,341
Long-term debt..............................................         5         27
Deferred income taxes.......................................     1,438      2,607
Other long-term liabilities.................................       457        228
                                                              --------   --------
      Total liabilities.....................................    14,419     20,203
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; none issued and outstanding as of June 30,
    1999 and 1998...........................................        --         --
  Common stock, $0.001 par value; 60,000,000 shares
    authorized; 42,916,721 shares issued and 40,915,241
    shares outstanding as of June 30, 1999; and 42,290,549
    shares issued and 41,147,969 shares and outstanding as
    of June 30, 1998........................................        42         42
  Additional paid-in capital................................   164,784    163,172
  Treasury stock............................................    (9,437)    (6,708)
  Retained earnings.........................................    34,033     84,702
                                                              --------   --------
      Total stockholders' equity............................   189,422    241,208
                                                              --------   --------
      Total liabilities and stockholders' equity............  $203,841   $261,411
                                                              ========   ========

          See accompanying notes to consolidated financial statements

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net revenues................................................  $ 71,051   $157,106   $167,395
Cost of revenues............................................    39,619     82,558     73,214
                                                              --------   --------   --------
Gross profit................................................    31,432     74,548     94,181
Research and development expenses...........................    51,107     49,658     34,660
Selling, general, and administrative expenses...............    35,109     30,905     21,673
Acquired in-process research and development................     7,161      1,323         --
Acquisition related compensation expense....................        --         --      5,000
Restructuring charges.......................................        --      1,766         --
                                                              --------   --------   --------
Operating income (loss).....................................   (61,946)    (9,104)    32,848
on-operating income, net....................................     5,530     16,101      5,408
                                                              --------   --------   --------
Income (loss) before income taxes...........................   (56,416)     6,997     38,256
Income taxes (benefit)......................................    (5,747)     1,050     14,537
                                                              --------   --------   --------
Net income (loss)...........................................  $(50,669)  $  5,947   $ 23,719
                                                              ========   ========   ========
Net income (loss) per share:
  Basic.....................................................  $  (1.24)  $   0.14   $   0.58
                                                              ========   ========   ========
  Diluted...................................................  $  (1.24)  $   0.14   $   0.55
                                                              ========   ========   ========
Shares used in computing net income (loss) per share:
  Basic.....................................................    40,819     41,739     40,751
                                                              ========   ========   ========
  Diluted...................................................    40,819     42,493     42,757
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                   COMMON STOCK                                   TREASURY STOCK           TOTAL
                              ----------------------   ADDITIONAL              ---------------------   STOCKHOLDERS'
                              NUMBER OF    $.001 PAR    PAID-IN     RETAINED   NUMBER OF                  EQUITY
                                SHARES       VALUE      CAPITAL     EARNINGS     SHARES       COST       (DEFICIT)
                              ----------   ---------   ----------   --------   ----------   --------   -------------
Balances, June 30, 1996.....  40,196,796      $40       $155,751    $ 55,036           --        --      $210,827
Exercise of stock options...     748,682        1          1,048          --           --        --         1,049
Employee stock purchase
  plan......................     141,276       --          1,169          --           --        --         1,169
Tax benefit on exercise of
  stock options.............          --       --          1,933          --           --        --         1,933
Net income..................          --       --             --      23,719           --        --        23,719
                              ----------      ---       --------    --------   ----------   -------      --------
Balances, June 30, 1997.....  41,086,754       41        159,901      78,755           --        --       238,697
Exercise of warrants........     150,339       --             --          --           --        --            --
Repurchase of common stock..          --       --             --          --   (1,142,580)  $(6,708)       (6,708)
Exercise of stock options...     798,730        1          1,196          --           --        --         1,197
Employee stock purchase
  plan......................     254,726       --          1,555          --           --        --         1,555
Tax benefit on exercise of
  stock options.............          --       --            520          --           --        --           520
Net income..................          --       --             --       5,947           --        --         5,947
                              ----------      ---       --------    --------   ----------   -------      --------
Balances, June 30, 1998.....  42,290,549       42        163,172      84,702   (1,142,580)   (6,708)      241,208
Repurchase of common stock..          --       --             --          --     (858,900)   (2,729)       (2,729)
Exercise of stock options...     346,504       --            713          --           --        --           713
Employee stock purchase
  plan......................     279,668       --            899          --           --        --           899
Net loss....................          --       --             --     (50,669)          --        --       (50,669)
                              ----------      ---       --------    --------   ----------   -------      --------
Balances, June 30, 1999.....  42,916,721      $42       $164,784    $ 34,033   (2,001,480)  $(9,437)     $189,422
                              ==========      ===       ========    ========   ==========   =======      ========

          See accompanying notes to consolidated financial statements

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED JUNE 30,
                                                              ----------------------------------
                                                                 1999        1998        1997
                                                              ----------   ---------   ---------
Cash flows from operating activities:
    Net income (loss).......................................  $  (50,669)  $   5,947   $  23,719
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization.........................      11,486       7,386       5,502
      Inventory reserve adjustments.........................          --       3,545     (21,754)
      Foundry deposit reserve adjustments...................       2,800          --          --
      Equity in (income) or loss of unconsolidated
        affiliates..........................................         194          --         602
      Acquisition-related charges...........................       7,161       1,323       5,000
      Restructuring related charges.........................          --       1,047          --
      Loss on disposal of fixed assets......................       1,293          --          --
      Deferred income taxes.................................       4,187      (4,743)      9,448
      Foundry deposits utilized.............................       1,554      12,985      11,035
      Changes in operating assets and liabilities:
        Accounts receivable.................................       9,354       7,267      (4,700)
        Inventories.........................................       5,739       1,219      21,195
        Prepaid expenses and other current assets...........        (153)     (3,056)       (298)
        Accounts payable and accrued expenses...............      (4,156)    (13,566)     10,315
            Other assets....................................         925        (732)     (1,993)
        Income taxes payable, deferred revenue and other
          liabilities.......................................        (226)     (7,139)      5,286
                                                              ----------   ---------   ---------
            Net cash provided by operating activities.......     (10,511)     12,215      65,350
                                                              ----------   ---------   ---------
Cash flows from investing activities:
    Purchases of short-term investments.....................    (114,021)    (65,290)    (66,791)
    Proceeds from matured short-term investments............      57,740      65,528      77,481
    Additions to property and equipment, net................      (5,998)    (12,035)     (6,908)
    Acquisition of ViewPoint, Inc., net of cash acquired....      (9,467)         --          --
      Acquisition of XLI Inc. common stock..................      (3,675)         --          --
      Payment of certain XLI, Inc. liabilities at
        acquisition date....................................      (2,094)         --          --
      Acquisition of ODEUM Microsystems.....................          --      (4,010)         --
      Investment in Omni Peripherals Pte. Ltd...............          --        (802)         --
    Proceeds from sale of (investment in) foundry venture...      51,234     (11,616)    (25,922)
                                                              ----------   ---------   ---------
            Net cash used in investing activities...........     (26,281)    (28,957)    (24,133)
                                                              ----------   ---------   ---------
Cash flows from financing activities:
    Issuance of debt........................................       3,773      12,544      32,730
    Repayment of debt.......................................      (6,167)    (19,652)    (33,490)
    Treasury stock acquisition..............................      (2,729)     (6,708)         --
    Issuance of common stock................................       1,612       2,752       2,218
                                                              ----------   ---------   ---------
Net cash provided by (used in) financing activities.........      (3,511)    (11,064)      1,458
                                                              ----------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     (40,303)    (27,806)     42,675
Cash and cash equivalents, beginning of period..............      59,803      87,609      44,934
                                                              ----------   ---------   ---------
Cash and cash equivalents, end of period....................  $   19,500   $  59,803   $  87,609
                                                              ==========   =========   =========
Supplemental information:
    Cash paid during the period:
        Interest............................................  $       52   $     280   $     465
                                                              ==========   =========   =========
        Income taxes........................................  $       --   $  14,548   $      --
                                                              ==========   =========   =========

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                        YEARS ENDED JUNE 30,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Net income (loss)................................  $(50,669)   $5,947    $23,719
                                                   ========    ======    =======
Shares:
Weighted average common shares...................    40,819    41,739     40,751
Dilutive stock options and other common stock
  equivalents....................................        --       754      2,006
                                                   --------    ------    -------
Dilutive potential common shares.................    40,819    42,493     42,757
                                                   --------    ------    -------
Earnings (loss) per share:
  Basic..........................................  $  (1.24)   $ 0.14    $  0.58
                                                   ========    ======    =======
  Diluted........................................  $  (1.24)   $ 0.14    $  0.55
                                                   ========    ======    =======

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(3)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    As of June 30, 1999, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                        ESTIMATED
                                                             ACCRUED      FAIR
                                                    COST     INTEREST     VALUE
                                                  --------   --------   ---------
Money market funds..............................  $ 19,500     $ 23     $ 19,523
Certificates of deposit.........................       714       --          714
Corporate notes.................................    53,226      408       53,634
US government obligations.......................    59,763      412       60,175
                                                  --------     ----     --------
                                                  $133,203     $843     $134,046
                                                  ========     ====     ========

    As of June 30, 1999, approximately $72.1 million of these investments had contractual maturities within one year and approximately $63.1 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):

Cash and cash equivalents...................................  $ 19,500
Short-term investments......................................   113,703
                                                              --------
                                                              $133,203
                                                              ========

    As of June 30, 1998, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                        ESTIMATED
                                                             ACCRUED      FAIR
                                                    COST     INTEREST     VALUE
                                                  --------   --------   ---------
Money market funds..............................  $ 47,945     $  6     $ 47,951
Certificates of deposit.........................    12,047       --       12,047
Corporate notes.................................    28,708      462       29,170
US government obligations.......................    28,525      226       28,751
                                                  --------     ----     --------
                                                  $117,225     $694     $117,919
                                                  ========     ====     ========

    As of June 30, 1998, approximately $60.3 million of these investments had contractual maturities within one year and approximately $57.2 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):

Cash and cash equivalents...................................  $ 59,803
Short-term investments......................................    57,422
                                                              --------
                                                              $117,225
                                                              ========

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(4)  INVENTORIES

    Inventories consisted of the following (in thousands):

                                                                  JUNE 30,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Purchased parts and work in process........................  $ 1,269    $ 5,612
Finished goods.............................................    4,385      6,572
Reserve for obsolescence...................................   (3,835)    (4,626)
                                                             -------    -------
                                                             $ 1,819    $ 7,558
                                                             =======    =======

    During the quarter ended March 31, 1998 the Company recorded a $3.5 million write-off of inventory related to the discontinuation of the graphics and audio/communications businesses. See note 17 for a discussion of the business restructuring.

(5)  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                                 JUNE 30,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Land......................................................  $ 3,487    $ 3,487
Building and leasehold improvements.......................    2,741      2,687
Computers, equipment and purchased software...............   36,891     31,636
Furniture and fixtures....................................    1,587      2,463
                                                            -------    -------
                                                             44,707     40,273
Less accumulated depreciation and amortization............   22,667     15,159
                                                            -------    -------
                                                            $22,039    $25,114
                                                            =======    =======

(6)  OTHER ASSETS

    Other assets consisted of the following (in thousands):

                                                                  JUNE 30,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Purchased technology, net of amortization..................  $ 7,569     $1,567
Note receivable from officer (see note 19).................    2,000         --
Investment in Omni Peripherals.............................      434        820
Deposits...................................................      425      2,207
Other......................................................      159        601
                                                             -------     ------
                                                             $10,587     $5,195
                                                             =======     ======

    Purchased technology represents the portions of the purchase prices of ODEUM Microsystems, ViewPoint Technology, and XLI Incorporated allocated to developed technology acquired as discussed in

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(6)  OTHER ASSETS (CONTINUED)

Note 10 and is being amortized on a straight-line basis over a period of three years from each acquisition. Accumulated amortization as of June 30, 1999 and 1998 was $3,877,000 and $224,000, respectively.

(7)  ACCRUED EXPENSES

    Accrued expenses consisted of the following (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Compensation and benefits related items.....................   $3,922     $4,345
Accrued legal and other fees................................    1,456        476
Taxes payable...............................................      825         --
Royalties...................................................      750        963
Current portion of acquisition-related accrued liability to
  former Pixel Magic shareholders...........................       --      1,986
Other.......................................................    1,515        447
                                                               ------     ------
                                                               $8,467     $8,217
                                                               ======     ======

(8)  NON-OPERATING INCOME AND LICENSE FEES

    NON-OPERATING INCOME, NET

    Non-operating income, net consisted of the following (in thousands):

                                                          YEAR ENDED JUNE 30,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
Interest income....................................   $5,617    $ 7,665     $6,614
Interest expense...................................      (52)      (286)      (468)
Foreign currency translation/transaction loss......      147     (2,521)      (722)
Income (loss) on equity method investee............     (368)        --       (602)
Settlement proceeds................................       --     10,589         --
Other income (expense).............................      186        654        586
                                                      ------    -------     ------
                                                      $5,530    $16,101     $5,408
                                                      ======    =======     ======

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(9)  NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt consisted of the following (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Short-term bank loans.......................................    $--       $2,482
Short-term notes............................................     --          109
Capital lease obligations...................................     30           61
                                                                ---       ------
                                                                 30        2,652
Less current portion........................................     25        2,625
                                                                ---       ------
                                                                $ 5       $   27
                                                                ===       ======

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

(10)  ACQUISTIONS AND INVESTMENT

    ACQUISTIONS

    On July 2, 1998, the Company acquired ViewPoint Technology, Inc. ("ViewPoint"), a privately held development stage company that was developing high performance solutions for the growing compact disc-read write market, specifically a controller device to support high encoding speeds for next-generation CD-RW drives, which was its only technology. At the date of acquisition, ViewPoint was in the process of developing its VPT8008 product, but still required key firmware, drivers, design changes and silicon testing prior to achieving technological feasibility. ViewPoint's technology was only valuable when integrated into the Company" server technology and physically redesigned to add significant key features. Company management determined that there were no alternative uses for their CD-RW technology and that significant additional engineering and development expenses would be required to bring a product to market in fiscal year 2000. The Company believes it will generate significant revenues from its CD-RW products incorporating Viewpoint's technologies in fiscal year 2000.

    The Company paid $10.1 million in cash for all the outstanding shares of ViewPoint. The purchase method of accounting was used to record the acquisition and approximately $4.8 million of the purchase

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(10)  ACQUISTIONS AND INVESTMENT (CONTINUED)

price was allocated to in-process research and development, which was charged to operations in the quarter ended September 30, 1998. The remaining costs of the acquisition were recorded on the Company's balance sheet. Approximately
$4.4 million of the purchase price was allocated to purchased technology and other intangible assets and is being amortized to operations on a straight-line basis over three years, and $0.9 million was allocated to cash , fixed assets and other tangible assets. The estimated value of in-process research and development was derived using the "Income Approach". The future cash flows were discounted to their present value utilizing a discount rate of 28%. The Company did not anticipate any material changes from historical pricing, margins and expense levels in its valuation assumptions.

    On August 11, 1998, the Company acquired Xerographic Laser Images Corporation ("XLI"), a provider of print quality enhancement technology for the digital office equipment market. The Company acquired XLI in order to gain access to imaging technology and expertise that would complement its own image process solutions. XLI had a number of products in the development stage, none of which had reached the level of prototype or working sample. Company management determined that there were no alternative uses for their specific technologies outside of the digital office market and that approximately $1.0 million in additional engineering and development expenses would be required to bring in-process products to market beginning in fiscal year 2000.

    The Company paid $3.7 million in cash for all the outstanding shares of XLI. The purchase method of accounting was used to record the acquisition and approximately $2.4 million was allocated to in-process research and development, which was charged to operations in the quarter ended September 30, 1998. The remaining costs of the acquisition were recorded on the Company's balance sheet and are being amortized to operations on a straight-line basis over three years. XLI's operations have been included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price for XLI was allocated as follows (in thousands):

Net liabilities assumed.....................................  $(3,090)
In-process research and development.........................    2,376
Purchased technology and other intangible assets............    4,389
                                                              -------
                                                              $ 3,675
                                                              =======

    In addition to the purchase price, at the date of the merger, XLI shareholders had the right to receive additional payments of up to $11.4 million, subject to the achievement of certain milestones by XLI. Under the terms of the merger agreement, revenue levels from products utilizing XLI's technologies in excess of a base amount of $3.7 million for each year of a three year period ending December 31, 2000 must be attained for XLI to receive additional contingency payments up to a maximum of $10.3 million. Pursuant to a post-closing audit and related post-closing adjustment set forth in the acquisition agreement, it was determined that XLI had a net deficit (for purposes of calculating a contingent cash adjustment, as defined in the acquisition agreement) of $1.9 million, thereby reducing the contingent payment amount to $10.3 million. To date, these milestones have not been achieved and no additional payments have been made to XLI shareholders. Such payments would be recorded on the Company's balance sheet as an adjustment to the purchase price of XLI.

    The estimated value of in-process research and development was derived using the "Income Approach". The future cash flows were discounted to their present value utilizing a discount rate of 25%.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(10)  ACQUISTIONS AND INVESTMENT (CONTINUED)

The Company did not anticipate any material changes from historical pricing, margins and expense levels in its valuation assumptions.

    On April 2, 1998, the Company acquired certain assets from Odeum Microsystems, Inc., a subsidiary of Hyundai Electronics America. With the acquisition, the Company acquired an integrated MPEG-2 audio/video decoder and transport demultiplexor and a DVB-S compliant QSPK demodulator as well as a core group of hardware and software engineers.

    Company management determined that there were no alternative uses for their specific technologies outside the digital broadcast market and that approximately $3.0 million in additional engineering and development expenses would be required to bring in-process products to market beginning in fiscal year 2000. The Company believes that significant revenues could be generated from products integrating Odeum's technologies in fiscal year 2000.

    The assets of Odeum were acquired for $4.1 million in cash. The acquisition was accounted for using the purchase method of accounting and the product acquired was integrated into the Company's product offerings from the date of acquisition. Approximately $1.3 million of the purchase price was allocated to in-process research and development with the remaining amount was allocated to purchased technology. The estimated value of in-process research and development was derived using the "Income Approach". The future cash flows were discounted to their present value utilizing a discount rate of 35%. The Company did not anticipate any material changes from historical pricing, margins and expense levels in its valuation assumptions."

    The purchased technology and other intangible assets acquired from ViewPoint, XLI and Odeum are being amortized over three years. The amounts of the purchase price assigned to the fair value of such assets and in-process research and development represent Company management's best estimate.

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(11)  INCOME TAXES

    The components of the income tax expense (benefit) are as follows (in thousands):

                                                             JUNE 30,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
Current:
  Federal and state.............................  $(10,259)  $ 2,448    $ 1,087
  Foreign.......................................       325     2,825      2,069
Deferred:
  Federal and state.............................     5,366    (1,146)     9,771
  Foreign.......................................    (1,179)   (3,597)      (323)
Charge in lieu of taxes attributable to
  employee stock option plans...................        --       520      1,933
                                                  --------   -------    -------
    Total tax provision (benefit)...............  $ (5,747)  $ 1,050    $14,537
                                                  ========   =======    =======

    A reconciliation between the income tax provision (benefit) computed at the federal statutory rate and the effective tax rate is as follows (in thousands):

                                                             JUNE 30,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
Expense (benefit) at federal statutory tax
  rate..........................................  $(19,181)  $ 2,379    $13,390
State income tax, net of federal benefit........       867       300        523
Rate differential on foreign income.............       428      (538)      (327)
Pixel Magic acquisition.........................        --        --      1,667
Research credit.................................        --    (1,650)    (1,033)
Change in valuation allowance...................     4,501        --         --
Change in estimate..............................    (2,806)       --         --
Net operating loss not utilized.................    10,444        --         --
Other...........................................        --       559        317
                                                  --------   -------    -------
  Total tax provision (benefit).................  $ (5,747)  $ 1,050    $14,537
                                                  ========   =======    =======

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(11)  INCOME TAXES (CONTINUED)

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                JUNE 30,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Various reserves and accruals............................  $  2,963   $ 2,632
Acquired intangibles.....................................     4,395       556
Net operating loss carryforwards.........................     7,474        --
Tax credits..............................................     6,996     3,190
Other foreign deferred asset.............................       756        --
Other....................................................       194        53
                                                           --------   -------
  Total gross deferred tax assets........................    22,778     6,431
  Less valuation allowance...............................   (21,694)   (1,075)
                                                           --------   -------
                                                              1,084     5,356
                                                           --------   -------
Fixed assets depreciation differences....................    (1,074)     (546)
Other foreign liabilities................................    (1,448)   (2,061)
                                                           --------   -------
  Total gross deferred tax liabilities...................    (2,552)   (2,607)
                                                           --------   -------
    Net deferred tax assets (liabilities)................  $ (1,438)  $ 2,749
                                                           ========   =======

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

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

    INVESTMENT IN FOUNDRY VENTURE

    In October 1995, the Company entered into a series of agreements with United Microelectronics Corporation ("UMC") to form, along with other investors, a separate Taiwanese company, United

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(12)  FOUNDRY AGREEMENTS AND INVESTMENT IN FOUNDRY VENTURE (CONTINUED)

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

    Future minimum lease payments under non-cancelable operating leases are as follows:

YEAR ENDING JUNE 30,
--------------------
2000........................................................  $2,789
2001........................................................   2,141
2002........................................................   1,295
2003........................................................     711
2004........................................................     503
Thereafter..................................................   1,042
                                                              ------
                                                              $8,481
                                                              ======

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(14)  CONTINGENCIES (CONTINUED)

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(14)  CONTINGENCIES (CONTINUED)

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(14)  CONTINGENCIES (CONTINUED)

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(14)  CONTINGENCIES (CONTINUED)

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

    On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing products and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge (ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents: Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On August 28, 1998, the ALJ entered an Initial Determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On October 7, 1998, the Commission reversed the Initial Determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On December 23, 1998, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a second time. On December 31, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On February 3, 1999, the Commission reversed the Initial Determination of the ALJ for a second time on the grounds that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On May 10, 1999, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a third time, finding that UMC's activities were licensed On May 17, 1999, the Company filed a petition with the Commission for review of the Initial Determination and on June 28, 1999, the Commission determined to review the Initial Determination.

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(14)  CONTINGENCIES (CONTINUED)

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

    WARRANTS

    Warrants to purchase an aggregate of 796,644 shares of Series D preferred stock at $2.25 per share were outstanding as of June 30, 1994. The warrants are exercisable at any time on or prior to December 15, 1997. Following the conversion of Series D preferred stock to common stock upon the Company's initial public offering in February 1995, these warrants represented the right to purchase 1,194,948 shares of common stock at $1.50 per share. Warrants representing the right to purchase 807,448 shares of common stock were exercised under the warrants' cashless exercise provisions, resulting in the issuance of 749,650 shares of common stock in 1996. Warrants representing the right to purchase 182,528 shares of common stock were outstanding as of June 30, 1997 and in fiscal 1998 resulted in the issuance of 150,339 shares of

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(15)  STOCKHOLDERS' EQUITY (CONTINUED)

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

(15)  STOCKHOLDERS' EQUITY (CONTINUED)

    A summary of all the Company's stock option plans is set forth below:

                                                    WEIGHTED                 WEIGHTED
                                                    AVERAGE                  AVERAGE
                                        OPTIONS     EXERCISE     OPTIONS     EXERCISE
                                      OUTSTANDING    PRICE     EXERCISABLE    PRICE
                                      -----------   --------   -----------   --------
Balances, June 30, 1996.............    3,991,510    $10.08     2,257,424     $2.11
  Granted...........................    3,118,240      7.69
  Exercised.........................     (748,682)     1.41
  Canceled..........................   (2,579,072)    15.82
                                      -----------    ------     ---------     -----
Balances, June 30, 1997.............    3,781,996      5.91     1,459,573     $3.33
  Granted...........................    2,730,900      8.29
  Exercised.........................     (798,330)     1.50
  Canceled..........................   (1,352,928)     7.83
                                      -----------    ------     ---------     -----
Balances, June 30, 1998.............    4,361,638    $ 7.61     1,153,658     $6.06
  Granted...........................   10,973,478      3.14
  Exercised.........................     (346,504)     2.35
  Canceled..........................   (4,637,448)     6.73
                                      -----------    ------     ---------     -----
Balances, June 30, 1999.............   10,351,164    $ 3.44     2,417,486     $3.90
                                      ===========    ======     =========     =====

    The weighted average fair values of options granted in fiscal years 1999 and 1998 were $4.60 and $3.82, respectively.

    The following table summarizes information about the stock options outstanding as of June 30, 1999:

                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                 ----------------------------------------   --------------------
                                  WEIGHTED
                                  AVERAGE        WEIGHTED               WEIGHTED
                 OPTIONS AT      REMAINING       AVERAGE    SHARES AT   AVERAGE
                  JUNE 30,    CONTRACTUAL LIFE   EXERCISE   JUNE 30,    EXERCISE
EXERCISE PRICES     1999          (YEARS)         PRICE       1999       PRICE
---------------  ----------   ----------------   --------   ---------   --------
$0.83 to  $2.97     715,327          8.82         $ 2.75       57,156    $1.86
$3.00 to  $5.88   8,935,407          9.50           3.14    1,941,140     3.10
$6.50 to  $9.75     664,430          7.46           7.35      394,350     7.06
         $14.25      18,000          7.57          14.25       10,440    14.25
         $25.00      18,000          6.59          25.00       14,400    25.00
                 ----------         -----         ------    ---------    -----
$0.83 to $25.00  10,351,164          9.31         $ 3.44    2,417,486    $3.90
                 ==========         =====         ======    =========    =====

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(15)  STOCKHOLDERS EQUITY (CONTINUED)

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

                                                     1999       1998       1997
                                                   --------   --------   --------
Net income (loss):
  As reported....................................  $(50,669)   $5,947    $23,719
  Pro forma......................................  $(57,765    $ (197)   $18,890
Basic net income (loss) per share:
  As reported....................................  $  (1.24)   $ 0.14    $  0.58
  Pro forma......................................  $  (1.42)   $ 0.00    $  0.46
Diluted net income (loss) per share:
  As reported....................................  $  (1.24)   $ 0.14    $  0.55
  Pro forma......................................  $  (1.42)   $ 0.00    $  0.44

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(15)  STOCKHOLDERS EQUITY (CONTINUED)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 0% and the following weighted average assumptions:

                                          STOCK OPTION PLANS              STOCK PURCHASE PLAN
                                    ------------------------------   ------------------------------
                                      1999       1998       1997       1999       1998       1997
                                    --------   --------   --------   --------   --------   --------
Expected life (years).............   3.760      3.760      3.745      0.500      0.500      0.500
Expected volatility...............      75%        70%        85%        75%        70%        85%
Risk-free interest rate...........    5.18%      5.73%      6.51%      5.02%      5.51%      5.29%

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(18)  SEGMENT INFORMATION (CONTINUED)

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

    Information about reported segment income or loss is as follows for the years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Net Revenues
  Optical Storage...........................................  $ 46,992   $129,170   $144,760
  Digital imaging Equipment.................................    20,897     19,406      8,444
  Consumer..................................................     3,162      4,912     12,251
  PC Audio and 3D Graphics..................................        --      3,618      1,940
                                                              --------   --------   --------
                                                              $ 71,051   $157,106   $167,395
                                                              ========   ========   ========
Cost of Goods Sold and Direct Operating Expenses, less
  Depreciation:
  Optical Storage...........................................  $ 39,582   $ 73,263   $ 76,854
  Digital imaging Equipment.................................    19,131     11,866      5,413
  Consumer..................................................    20,817     13,946     13,803
  PC Audio and 3D Graphics..................................        --     12,946     15,265
                                                              --------   --------   --------
                                                              $ 79,530   $112,021   $111,335
                                                              ========   ========   ========
Depreciation and Amortization
  Optical Storage...........................................  $  2,043   $    364   $    271
  Digital imaging Equipment.................................     1,626        499        372
  Consumer..................................................     1,487        277        206
  PC Audio and 3D Graphics..................................        --        768        572
                                                              --------   --------   --------
                                                              $  5,156   $  1,908   $  1,421
                                                              ========   ========   ========
Contribution Margin:
  Optical Storage...........................................  $  5,366   $ 55,543   $ 67,635
  Digital imaging Equipment.................................       140      7,041      2,659
  Consumer..................................................   (19,142)    (9,311)    (1,758)
  PC Audio and 3D Graphics..................................        --    (10,096)   (13,897)
                                                              --------   --------   --------
                                                              $(13,636)  $ 43,177   $ 54,639
                                                              ========   ========   ========

    For the years ended June 30, 1999, 1998 and 1997, the "Other" revenue category consists of various corporate revenues. A reconciliation of the totals reported for the operating segments to the applicable

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(18)  SEGMENT INFORMATION (CONTINUED)

line items in the consolidated financial statements for the years ended June 30, 1999, 1998 and 1997 is as follows (in thousands):

                                                    1999        1998       1997
                                                  ---------   --------   --------
Contribution margin from operating segments.....    (13,636)   43,177     54,639
Indirect costs of goods sold and operating
  expenses......................................     41,149    49,192     16,791
Acquisition-related/restructuring expenses......      7,161     3,089      5,000
                                                  ---------   -------    -------
Total operating income (loss)...................    (61,946)   (9,104)    32,848
Other income....................................      5,530    16,101      5,408
                                                  ---------   -------    -------
Income (loss) before taxes......................  $ (56,416)  $ 6,997    $38,256
                                                  =========   =======    =======

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

(18)  SEGMENT INFORMATION (CONTINUED)

    The following distribution of net revenues, identifiable assets by geographic areas, and property and equipment for the years ended June 30, 1999, 1998 and 1997 are as follows (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue from unaffiliated customers
  Originating from:
    United States...........................................  $ 10,147   $ 13,155   $  6,239
    Japan...................................................    36,728     60,360     67,389
    Korea...................................................     7,002     31,364     38,402
    Taiwan..................................................     2,104     21,414     26,288
    Other Asia..............................................     6,962     16,823     27,484
    Europe..................................................     8,108     13,990      1,593
                                                              --------   --------   --------
                                                              $ 71,051   $157,106   $167,395
                                                              ========   ========   ========
Identifiable assets:
    United States...........................................  $181,699   $232,689   $234,121
    Japan...................................................     7,750     14,563     25,731
    Taiwan..................................................     8,917     12,679     27,743
    Europe..................................................     5,475      2,036         --
                                                              --------   --------   --------
                                                              $203,841   $261,967   $287,595
                                                              ========   ========   ========
Property and equipment, net:
    United States...........................................  $ 15,472   $ 18,831   $ 14,534
    Japan...................................................       551        677        433
    Taiwan..................................................     5,175      5,147      4,991
    Europe..................................................       841        459         --
                                                              --------   --------   --------
                                                              $ 22,039   $ 25,114   $ 19,958
                                                              ========   ========   ========

    The following table summarizes the annual percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues and the percentage of total accounts

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(18)  SEGMENT INFORMATION (CONTINUED)

receivable due from these customers. Customers included herein were primarily from the Optical Storage business segment.

                                                                   PERCENTAGE OF NET
                                                                        REVENUES
                                                             ------------------------------
                                                                       YEAR ENDED
                                                                        JUNE 30,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Yamaha Corporation.........................................     17%         --%        --%
Mitsumi Electronic Co., Ltd................................     10%         17%        14%
LG Electronics.............................................     --%         14%        13%
NEC Home Electronics, Ltd..................................     --%         10%        --%

                                                                  PERCENTAGE OF TOTAL
                                                                  ACCOUNTS RECEIVABLE
                                                             ------------------------------
                                                                     AS OF JUNE 30,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Yamaha Corporation.........................................     21%        --%        --%
Mitsumi Electronic Co., Ltd................................     10%        19%        23%
LG Electronics.............................................     --%        --%        --%
NEC Home Electronics, Ltd..................................     --%        13%        22%

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

                                                                     SCHEDULE II

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                                    CHARGED TO
                                                        BEGINNING   COSTS AND    DEDUCTIONS    ENDING
ALLOWANCE FOR DOUBTFUL ACCOUNTS                          BALANCE     EXPENSES    WRITE-OFFS   BALANCE
-------------------------------                         ---------   ----------   ----------   --------
Year ended June 30, 1999..............................   $  809       $   --       $  (254)    $  555

Year ended June 30, 1998..............................      663          353          (207)       809

Year ended June 30, 1997..............................      916          286          (539)       663

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 1999                                 OAK TECHNOLOGY, INC.

                                                       By:              /s/ YOUNG K. SOHN
                                                            -----------------------------------------
                                                                           Young Sohn,
                                                                            PRESIDENT

                   SIGNATURE                                   TITLE                      DATE
                   ---------                                   -----                      ----
               /s/ DAVID D. TSANG
     --------------------------------------       Chairman of the Board of          October 25, 1999
                 David D. Tsang                     Directors

               /s/ YOUNG K. SOHN                  Chief Executive Officer,
     --------------------------------------         President, and Director         October 25, 1999
                 Young K. Sohn                      (Principal Executive Officer)

                                                  Vice President and Chief
              /s/ *ROBERT O. HERSH                  Financial Officer (Principal
     --------------------------------------         Financial and Accounting        October 25, 1999
                Robert O. Hersh                     Officer)

             /s/ *RICHARD B. BLACK
     --------------------------------------       Director                          October 25, 1999
                Richard B. Black

                /s/ *TA-LIN HSU
     --------------------------------------       Director                          October 25, 1999
                   Ta-Lin Hsu

             /s/ *TIMOTHY TOMLINSON
     --------------------------------------       Director                          October 25, 1999
               Timothy Tomlinson

                 /s/ *ALBERT YU
     --------------------------------------       Director                          October 25, 1999
                 Albert Y.C. Yu

    Pursuant to a Power of Attorney previously filed as Exhibit 24.01 to this report, this report is signed by Young K. Sohn as attorney-in-fact.

By:          --------------------------------------
                         Young K. Sohn,
                        ATTORNEY-IN-FACT