Form 10-Q
period 1999-12-31
OAK TECHNOLOGY INC
filed 2000-02-15
CIK 824225

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    As of January 31, 2000, there were outstanding 50,834,618 shares of the Registrant's Common Stock, par value $0.001 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX
                    FOR THE QUARTER ENDED DECEMBER 31, 1999

                                                                         PAGE
                                                                       --------
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements........................................      3

         Condensed Consolidated Balance Sheets as of December 31,
           1999 and June 30, 1999....................................      3

         Condensed Consolidated Statements of Operations for the
           Three Months and Six Months Ended December 31, 1999 and
           1998......................................................      4

         Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended December 31, 1999 and 1998...................      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     14

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     30

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     32

Item 2.  Changes in Securities.......................................     36

Item 4.  Submission of Matters to a Vote of Security Holders.........     36

Item 6.  Exhibits and Reports on Form 8-K............................     36

SIGNATURES...........................................................     37

Exhibit Index........................................................     38

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              DECEMBER 31,    JUNE 30,
                                                                  1999          1999
                                                              -------------   ---------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 13,437     $ 19,500
  Short-term investments....................................      106,685      113,703
  Accounts receivable, net of allowance for doubtful
    accounts of $386 and $555, respectively.................        6,407        8,251
  Inventories...............................................        2,637        1,819
  Current portion of foundry deposits.......................        7,760        9,061
  Prepaid expenses and other current assets.................       12,643       11,121
                                                                 --------     --------
    Total current assets....................................      149,569      163,455
Property and equipment, net.................................       19,666       22,039
Foundry deposits............................................           --        7,760
Other assets................................................        7,255       10,587
                                                                 --------     --------
    Total assets............................................     $176,490     $203,841
                                                                 ========     ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt.......     $     22     $     25
  Accounts payable..........................................        7,246        3,648
  Accrued expenses..........................................        9,181        8,467
  Deferred revenue..........................................           86          379
                                                                 --------     --------
    Total current liabilities...............................       16,535       12,519
Long-term debt..............................................           --            5
Deferred income taxes.......................................        1,438        1,438
Other long-term liabilities.................................          372          457
                                                                 --------     --------
    Total liabilities.......................................       18,345       14,419
                                                                 --------     --------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; None issued and outstanding as of
    December 31, 1999 and June 30, 1999.....................           --           --
  Common stock, $0.001 par value; 60,000,000 shares
    authorized; 43,360,741 shares issued and 40,978,261
    shares outstanding as of December 31, 1999 and
    42,916,721 shares issued and 40,915,241 outstanding as
    of June 30, 1999........................................           43           42
  Additional paid-in capital................................      166,359      164,784
  Treasury stock............................................      (11,254)      (9,437)
  Retained earnings.........................................        3,555       34,033
  Accumulated other comprehensive loss......................         (558)          --
                                                                 --------     --------
    Total stockholders' equity..............................      158,145     $189,422
                                                                 --------     --------
    Total liabilities and stockholders' equity..............     $176,490     $203,841
                                                                 ========     ========

     See accompanying notes to condensed consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          DECEMBER 31,          DECEMBER 31,
                                                       -------------------   -------------------
                                                         1999       1998       1999       1998
                                                       --------   --------   --------   --------
Net revenues.........................................  $ 11,029   $ 21,861   $ 21,171   $ 41,828
Cost of revenues.....................................     6,611     11,559     11,682     22,025
                                                       --------   --------   --------   --------
  Gross profit.......................................     4,418     10,302      9,489     19,803
Research and development expenses....................    15,514     12,177     27,653     25,311
Selling, general and administrative expenses.........     8,753      9,794     16,216     18,187
Acquired in-process technology.......................       225         --        225      7,161
                                                       --------   --------   --------   --------
  Operating loss.....................................   (20,074)   (11,669)   (34,605)   (30,856)
Nonoperating income, net.............................     1,782      1,536      4,127      3,487
                                                       --------   --------   --------   --------
  Loss before income taxes...........................   (18,292)   (10,133)   (30,478)   (27,369)
Income taxes (benefit)...............................        --       (440)        --     (3,497)
                                                       --------   --------   --------   --------
  Net loss...........................................  $(18,292)  $ (9,693)  $(30,478)  $(23,872)
                                                       ========   ========   ========   ========
Net basic and diluted loss per share.................  $  (0.45)  $  (0.24)  $  (0.74)  $  (0.59)
                                                       ========   ========   ========   ========
Shares used in computing basic and diluted loss per
  share..............................................    40,925     40,679     41,008     40,804
                                                       ========   ========   ========   ========

     See accompanying notes to condensed consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(30,478)  $(23,872)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     5,725      5,682
    Write-off of previously acquired in-process
      technology............................................     1,200         --
    Newly acquired in-process technology....................       225      7,161
    Loss on abandonment of property and equipment...........     1,278         --
    Deferred income taxes...................................        --        383
    Changes in operating assets and liabilities:
      Accounts receivable...................................     1,844     (4,694)
      Inventories...........................................      (818)     4,964
      Foundry deposits......................................     9,061        944
      Prepaid expenses and other current assets.............    (1,522)     4,282
      Accounts payable, accrued expenses and deferred
        revenue.............................................    (3,934)      (730)
      Other assets..........................................        84      1,705
                                                              --------   --------
        Net cash used in operating activities...............    (8,689)    (4,175)
                                                              --------   --------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (43,732)   (30,597)
  Proceeds from matured short-term investments..............    50,191     26,704
  Additions to property and equipment, net..................    (2,791)    (4,297)
  Equity investment Earjam.com..............................      (794)        --
  Acquisition of ViewPoint, Inc., net of cash acquired......        --     (9,467)
  Acquisition of XLI Inc. common stock......................        --     (3,675)
  Payment of certain XLI Inc. liabilities at acquisition
    date....................................................        --     (2,094)
                                                              --------   --------
    Net cash provided by (used in) investing activities.....     2,874    (23,426)
                                                              --------   --------
Cash flows from financing activities:
  Issuance of debt..........................................        --      3,525
  Repayment of debt.........................................        (6)       (75)
  Issuance of common stock, net.............................     1,575        609
  Treasury stock acquisitions...............................    (1,817)    (2,098)
                                                              --------   --------
    Net cash provided by (used in) financing activities.....      (248)     1,961
                                                              --------   --------
Net decrease in cash and cash equivalents...................    (6,063)   (25,640)
Cash and cash equivalents, beginning of period..............    19,500     59,803
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 13,437   $ 34,163
                                                              ========   ========
Supplemental information:
  Cash paid (refunded) during the period:
    Interest................................................  $      3   $     28
                                                              ========   ========
    Income taxes............................................  $    (13)  $ (8,033)
                                                              ========   ========

     See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PREPARATION

    The accompanying unaudited consolidated financial statements of Oak Technology, Inc. and Subsidiaries ("Oak" or "The Company") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in the Oak Technology, Inc. (the "Company") 1999 Annual Report on Form 10-K/A previously filed with the Commission.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

2. INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                         DECEMBER 31,    JUNE 30,
                                                         -------------   ---------
                                                             1999          1999
                                                         -------------   ---------
Purchased parts and work in process....................     $ 1,897       $ 1,269
Finished goods.........................................       3,167         4,385
Reserve for obsolescence...............................      (2,427)       (3,835)
                                                            -------       -------
                                                            $ 2,637       $ 1,819
                                                            =======       =======

3. FOUNDRY DEPOSITS

    In June and November 1995, the Company entered into agreements with Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC) and Chartered Semiconductor Manufacturing Ltd. (Chartered) to obtain certain additional wafer capacity through the year 2001. The original agreements called for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery, or as a non-interest bearing

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. FOUNDRY DEPOSITS (CONTINUED)

deposit to secure the availability of additional wafers. The price of such wafers would be determined in the future periods in which specific orders were actually placed. If the Company is not able to use, assign, or sell the additional wafer quantities, all or a portion of the deposits may be forfeited.

    The Company has subsequently twice amended its previous agreement with TSMC. The most recent amendment, dated June 1999, called for $16.8 million of wafer deposits held by TSMC. as of that date. Under the terms of the existing agreement (as amended), the Company was to have utilized the entire remaining amount of the prepayment by December 31, 1999. Under the new amendment, the period of time over which the Company can utilize the deposit was extended to December 31, 2000. The maximum of $9.0 million was utilized in calendar 1999, and the remaining $7.8 million is expected to be utilized in calendar 2000, although no assurance can be given in this regard.

    As of December 31, 1999, the Company had $3.5 million of deposits with Chartered. The current agreement, as amended, allows the deposits to be utilized in increments until December 31, 2002. Based on previous forecasts of the products placed with Chartered, the Company previously recorded a reserve of $2.8 million against these deposits. As a result of updating forecasts during the quarter ended December 31, 1999, the Company recorded an additional reserve of $0.7 million, thereby reserving the remaining balance.

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

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                           DECEMBER 31,          DECEMBER 31,
                                        -------------------   -------------------
                                          1999       1998       1999       1998
                                        --------   --------   --------   --------
Net loss..............................  $(18,292)  $(9,693)   $(30,478)  $(23,872)
                                        ========   =======    ========   ========
Weighted average number of common
  Shares outstanding..................    40,925    40,679      41,008     40,804
                                        --------   -------    --------   --------
Shares used in computing basic and
  diluted net loss per share..........    40,925    40,679      41,008     40,804
                                        --------   -------    --------   --------
Net loss per basic and diluted
  share:..............................  $  (0.45)  $ (0.24)   $  (0.74)  $  (0.59)
                                        ========   =======    ========   ========

    For the three month period ended December 31, 1999 and 1998 approximately 763,000 and 395,000 of potentially dilutive common shares, respectively, were not included in the calculation of net diluted loss per share as they are considered antidilutive. For the six month period ended December 31, 1999 and 1998 approximately 744,000 and 173,000 of potentially dilutive common shares, respectively, were not included in the calculation of net diluted loss per share as they are considered antidilutive.

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. STOCKHOLDERS' EQUITY

    On July 28, 1999, the Company announced that its Board of Directors approved a stock repurchase plan authorizing the purchase of up to four million shares of the Company's common stock. Repurchases will be made from time to time in open market or privately negotiated transactions over one year, unless further extended by the Board. From July 28, 1999 to December 31, 1999, the Company repurchased 381,000 shares of the 4 million shares authorized at a cost of approximately $1.8 million.

6. SUBSEQUENT EVENTS--ACQUISITIONS & DIVESTITURES

    On July 29, 1999, the Company announced it had entered into a definitive agreement to acquire Xionics Document Technologies, Inc. (Xionics). Under the terms of the agreement, which was approved by the shareholders of both companies, Oak issued approximately 11.8 million shares of its common stock and approximately $34.7 million in cash to acquire all of the common stock of Xionics. The Company will take a special charge of approximately $10 million against earnings in the third fiscal quarter of 2000 in order to write off the cost of in-process research and development acquired in the merger. In addition to the $10 million charge taken, approximately $50 million (representing the fair value of net intangible assets acquired in the merger) will be recorded on the Company's balance sheet and amortized over three to five years. The transaction will be accounted for under the purchase method of accounting, and will be completed in the third quarter of fiscal 2000. The shareholders of both Oak and Xionics Document Technologies, Inc. also voted to increase the number of authorized shares of Oak common stock by 70 million to 130 million.

    On January 19, 2000, the Company announced the sale of its wireless broadband business group to Conexant Systems Inc. (NASDAQ:CNXT). Under the terms of the agreement, Oak received $25 million in cash and stock from Conexant. The transaction, which closed on January 19, 2000, is expected to realize a gain of approximately $20 million during the third fiscal quarter of 2000.

    During the second quarter of fiscal 2000 the Company made an equity investment in a start-up venture, Earjam.com, with a first round funding of approximately $1.0 million for a minority equity position. The Company recorded a special charge of $0.2 million against earnings in the second fiscal quarter of 2000 to write-off its share of Earjam.com's in-process research and development. The Company has invested an additional $2.0 million in Earjam.com during the third quarter of fiscal 2000 and will take an additional special charge of $0.3 million in the third fiscal quarter of 2000 to write-off its remaining share of Earjam.com's in-process research and development. The investment will be accounted for under the equity method of accounting.

7. CONTINGENCIES

    The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit originally named as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. CONTINGENCIES (CONTINUED)

of fiduciary duty and abuse of control. After several rounds of demurrers, the only remaining claim is the California Corporations Code Sections 25400/25500 cause of action against the Company, four officers and the Company's investment bankers and securities analysts. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. Discovery has commenced in this action. The defendants and certain third parties have produced documents and a number of depositions have been taken, including the depositions of those officers of the Company who were officers during the class period. This action is set for trial on July 5, 2000. Based on its current information, the Company believes this suit to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. CONTINGENCIES (CONTINUED)

    The Company and several of its current and former officers and Directors were also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions were consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case
No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws based upon the same allegations as the state court securities litigation. This action also named as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted the plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. The defendants' Motion to Dismiss was heard on December 17, 1997. The court took the matter under submission. Prior to the issuance of the court's ruling on the motion to dismiss, the plaintiffs moved to voluntarily dismiss this action without prejudice. Defendants requested that the action be dismissed with prejudice. On November 22, 1999, the court dismissed the action without prejudice.

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

    In all of the class actions, the plaintiffs are seeking monetary damages and equitable relief. In the derivative action, the plaintiffs are also seeking an accounting for the defendants' sales of shares of the Company's common stock and the payment of monetary damages to the Company. Based on its current information, the Company believes all the suits described above to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

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

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)

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

    Information about reported segment income or loss is as follows for the three and six months ended December 31, 1999 and 1998 (in thousands):

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                         -------------------   -------------------
                                           1999       1998       1999       1998
                                         --------   --------   --------   --------
Net Revenues:
  Optical Storage......................  $ 2,017    $15,631    $  3,641   $29,688
  Imaging..............................    6,412      5,731      13,266    10,445
  Consumer.............................    2,600        499       4,264     1,695
                                         -------    -------    --------   -------
                                         $11,029    $21,861    $ 21,171   $41,828
                                         =======    =======    ========   =======
Cost of Goods Sold and Direct Operating
  Expenses:
  Optical Storage......................  $ 6,676    $11,417    $ 12,506   $23,933
  Imaging..............................    5,595      4,937      10,751     9,365
  Consumer.............................    5,343      5,171      10,065    10,526
                                         -------    -------    --------   -------
                                         $17,614    $21,525    $ 33,322   $43,824
                                         =======    =======    ========   =======
Contribution Margin:
  Optical Storage......................  $(4,659)   $ 4,214    $ (8,865)  $ 5,755
  Imaging..............................      817        794       2,515     1,080
  Consumer.............................   (2,743)    (4,672)     (5,801)   (8,831)
                                         -------    -------    --------   -------
                                         $(6,585)   $   336    $(12,151)  $(1,996)
                                         =======    =======    ========   =======

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated condensed financial statements for the three and six months ended December 31, 1999, 1998 is as follows (in thousands):

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                          DECEMBER 31,          DECEMBER 31,
                                       -------------------   -------------------
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
Contribution margin from operating
  segments...........................  $ (6,585)  $    336   $(12,151)  $  1,996
Indirect costs of goods sold and
  operating expenses.................    13,489     12,005     22,454     32,852
Total operating loss.................   (20,074)   (11,669)   (34,605)   (30,856)
Other income.........................     1,782      1,536      4,127      3,487
Loss before taxes....................  $(18,292)  $(10,133)  $(30,478)  $(27,369)
                                       ========   ========   ========   ========

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

    The distribution of net revenues for the three months ended December 31, 1999 and 1998 are as follows (in thousands):

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                             DECEMBER 31,          DECEMBER 31,
                                          -------------------   -------------------
                                            1999       1998       1999       1998
                                          --------   --------   --------   --------
Revenue from unaffiliated customers
  originating from:
  United States.........................  $ 2,119    $ 3,092    $ 4,994    $ 5,729
  Japan.................................    4,601     12,613      8,893     22,696
  Korea.................................    2,178        750      3,536      2,621
  Taiwan................................       --        499        308      1,465
  Other Asia............................    1,593      2,261      2,367      3,821
  Europe................................      538      2,646      1,073      5,496
                                          -------    -------    -------    -------
                                          $11,029    $21,861    $21,171    $41,828
                                          =======    =======    =======    =======

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9. COMPREHENSIVE INCOME

    The following table presents the calculation of comprehensive income as required by SFAS 130. Comprehensive income has no impact on the Company's net income, balance sheet or shareholders' equity. The components of comprehensive income, net of tax, are as follows (in thousands):

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                           DECEMBER 31,          DECEMBER 31,
                                        -------------------   -------------------
                                          1999       1998       1999       1998
                                        --------   --------   --------   --------
Net loss:.............................  $(18,292)  $(9,693)   $(30,478)  $(23,872)
  Other comprehensive income (loss):
    Change in unrealized gain (loss)
      on investments, net.............      (168)     (214)       (558)       222
                                        --------   -------    --------   --------
Total comprehensive loss..............  $(18,460)  $(9,907)   $(31,036)  $(23,650)
                                        ========   =======    ========   ========

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

    On February 2, 1999, the Company announced the appointment of Young K. Sohn to the office of President and Chief Executive Officer. Mr. Sohn initiated a comprehensive review of all aspects of the Company and put in place a new management team whose charter is to architect and execute a turnaround plan for the Company. Throughout fiscal 2000, the Company has been unveiling its turnaround plan. First, in July 1999, the Company announced that it intends to focus on the digital imaging and optical storage markets, as these are both markets in which the Company has a successful legacy and unique core competencies. Furthermore, with the emergence of the Internet, both markets are experiencing fundamental change and new growth which the Company believes is uniquely positioned to capture. On October 20, 1999, the Company announced that it was in discussions with larger semiconductor companies regarding a sale of its digital broadcast business. On January 19, 2000, the broadcast business was sold to Conexant Systems Inc. for $25 million in stock and cash. The sale of this business allows the Company to focus on its optical storage and imaging businesses. Second, in July 1999, the Company announced that it intends to be a solutions provider rather than a semiconductor provider. As a consequence, the Company announced that it was redefining its product roadmaps so that it would be able to provide completely integrated hardware and software solutions to its customers in the digital imaging and optical storage markets. The announcement of the merger with Xionics, a software company in the imaging market, on July 29,1999, represented a step towards Oak providing its customers in the imaging market with a compete solution. The merger with Xionics closed on January 11, 2000. To date, the Company has stated that part of its turnaround strategy is to become the leading supplier of solutions for the digital imaging market and the leading supplier of CD-RW solutions personal computer and consumer applications. It is anticipated that additional portions of Oak's turnaround strategy will continue to be announced periodically.

    In its press release regarding the results of operations for the second quarter of fiscal 2000, the Company reported a net loss of $18.3 million, its eighth consecutive quarterly loss. Low revenues and the continued losses are primarily due to a product transition in the Company's optical storage business, which historically has accounted for approximately 80% of its business, as the Company moves to its next generation CD-RW controllers. Oak is currently sampling its next generation CD-RW product with five of the top ten CD-RW manufacturers. However, unit shipments of its next generation CD-RW controllers are not expected to reach mass production until the third quarter of fiscal 2000. Furthermore, the Company cannot predict the level of customer acceptance of the product and the product's impact on operating results. The Company anticipates that net revenues for the next quarter of fiscal year 2000 will be significantly less than the comparable periods of the previous fiscal year as the Company transitions to its next generation CD-RW product.

    The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including competitive pressures on selling prices, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, the Company's ability to introduce new products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors and market acceptance of product sold by both the Company and its customers. In the third calendar quarter of fiscal 1999, Taiwan experienced a severe earthquake. The Company did not incur any significant damage to its own facilities located in Taipei; however, its primary wafer manufacturer (TSMC) experienced a disruption in operations for several weeks. To date, Oak has not experienced any material delays in its wafer deliveries from its primary manufacturers. However, with the current shortage of foundry capacity, which is expected throughout calendar 2000, there can be no assurance that delays will not occur in the future.

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

RESULTS OF OPERATIONS

    NET REVENUES. Net revenues decreased 50% to $11.0 million for the three months ended December 31, 1999 from $21.9 million in the comparable period of fiscal 1999. For the six month period ended December 31, 1999, net revenues decreased 49% to $21.2 million from $41.8 million in the comparable period of fiscal 1998.

    Net revenues in the Optical Storage business segment were $2.0 million for the second quarter of fiscal 2000, representing an 87% decrease from the segment's net revenues of $15.6 million reported in the second quarter of fiscal 1999. Optical Storage business segment revenues were $3.6 million for the first six months of fiscal 2000, representing an 88% decrease from the segment's net revenues of $29.6 million reported in the comparable period of fiscal 1999. This decrease, in both the three and six month periods, is primarily the result of a loss of market share in Taiwan, the maturation of the CD-ROM market, and development delays in the Company's next-generation CD-RW controller. Oak is currently sampling its next generation CD-RW product with five of the top ten CD-RW manufacturers. However, the Company cannot predict the level of customer acceptance of the product and the product's impact on operating results.

    Net revenues for the Imaging business segment were $6.4 million for the three months ended December 31, 1999, representing a 12% increase over the $5.7 million reported in the second quarter of fiscal 1999. For the first six months of fiscal 2000, Imaging business segment revenues were $13.3 million, representing a 28% increase from the segment's net revenues of $10.4 million reported in the comparable period of fiscal 1999. These increases were primarily due to increased revenues from the segment's compression codec and resolution enhancement products during the periods.

    Net revenues for the Consumer business segment were $2.6 million for the second quarter of fiscal 2000, representing a 420% increase from the $0.5 million reported in the same quarter of the prior year. For the first six months of fiscal 2000, Consumer business segment revenues were $4.3 million, representing a 153% increase from the segment's net revenues of $1.7 million reported in the comparable period of fiscal 1999. These increases were primarily due to increased revenues from the segment's VCD decoder products during the periods.

    GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication, assembly, and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin decreased to 40% in the three month period ended December 31, 1999, as compared to 47% during the comparable period in the prior year. For the first six months of fiscal 2000, gross margin decreased to 45% from 47% during the same period of the prior year.

    Gross margin for the Optical Storage business segment was 46% for the second quarter of fiscal 2000 compared to 57% for the comparable quarter of the prior year and 49% for the first six months of fiscal 2000 compared to 51% for the first six months of the prior year. This decrease is primarily due to a shift in product mix to lower margin products during the first half of fiscal 2000.

    Gross margin for the Imaging business segment was 66% for the second quarter of fiscal year 2000, representing a 2% increase from the 68% reported in the second quarter of fiscal 1999 and 67% for the first six months of fiscal 2000 compared to 70% for the first six months of the prior year. These decreases were primarily due to reduced margins from the segment's power controller products.

    Gross margin for the Consumer business segment was 24% for the second quarter of fiscal year 2000 and 26% for the first six months of fiscal 2000. On October 20, 1999, the Company announced that it was in discussions with larger semiconductor companies regarding a sale of its digital broadcast business, the most significant portion of the Consumer business segment, and on January 19, 2000 the broadcast business was sold to Conexant Systems Inc. The sale of this business allows the Company to focus on its optical storage and imaging businesses.

    The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products may continue to decline over time and that ASPs for each new product may decline significantly over the life of the product. The Company continues to experience severe price pressure on its legacy controller products and expects such price erosion to continue. In addition, given the extremely competitive nature of the optical storage market, the Company believes that gross margins for new products in its optical storage market may be somewhat lower than historical levels and that, as a result, gross margins in general may decline in the future.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses of $15.5 million for the three months ended December 31, 1999 increased $3.3 million, or 27%, from $12.2 million in the comparable period of the previous fiscal year. For the first six months of fiscal 2000, research and development expenses increased $2.3 million, from $25.3 million in the second fiscal quarter of the previous fiscal year. The increase was primarily due to charges totaling $1.2 million related to the write-off of previously advanced technology no longer in use, $0.7 million related to the purchase of licensed technology used for research and development, and write-offs of obsolete capital equipment of $0.5 million during the second quarter of fiscal 2000. Research and development expenses increased significantly as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to a significant decrease in the Company's net revenues in the current periods compared to the comparable periods of fiscal 1999. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage and digital imaging.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (S,G&A) expenses decreased by 10% to $8.8 million for the three months ended December 31, 1999 from $9.8 million in the comparable period of the prior year. For the first six months of fiscal 2000, selling, general and administrative expenses decreased by 11% to $16.2 million from $18.2 million during the comparable period of the prior year. This decrease is primarily due to lower consulting and legal fees during the second quarter and first half of fiscal 2000. S,G&A expenses increased significantly as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to a significant decrease in the Company's net revenues in the comparison periods.

    ACQUIRED IN-PROCESS TECHNOLOGY. During the first quarter of fiscal 1999, the Company acquired ViewPoint and XLI. Of the combined purchase prices of the two companies, $7.2 million was allocated to in-process research and development (IPR&D) and was charged to operations ($4.8 million related to ViewPoint, $2.4 million related to XLI). Substantially all of the remainder of the purchase price of each of the two companies (aside from allocations to tangible assets totaling $0.9 million) has been allocated to purchased technology and other intangible assets (totaling $8.8 million) recorded on the Company's balance sheet, and will be amortized to operations on a straight-line basis over three years. During the second quarter of fiscal 2000, the Company made an equity investment in Earjam.com. Of the $1.0 million investment made during the quarter, $0.2 million was allocated to IPR&D and was charged to operations. The remaining investment of approximately $0.8 million will be accounted for under the equity method of accounting.

    NONOPERATING INCOME. During the second quarter of fiscal 2000, nonoperating income increased to $1.8 million from $1.5 million during second quarter of fiscal 1999. For the first six months of fiscal 2000, nonoperating income increased to $4.1 million from $3.5 million in the comparable period of the prior year. This increase is primarily due to increased interest income from higher average short-term investments and higher interest rates combined with foreign currency translation gains (related primarily to the strengthening of the Japanese Yen) recognized during the periods.

    INCOME TAXES. Management believes that sufficient future taxable income may not be generated in order to realize all the Company's deferred tax assets. Accordingly, during fiscal 1999 a full valuation allowance against deferred tax assets was established. As this assessment remains unchanged, no income tax benefit was recognized with respect to operating losses incurred in the second quarter and first six months of fiscal 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

EXPECTED BENEFITS OF THE MERGER WITH XIONICS DOCUMENT TECHNOLOGIES, INC. MAY NOT
  BE ACHIEVED.

    In order to realize the benefits of the merger, the Company will have to effectively integrate the operations and management acquired in the merger, together with technical research and development, sales and marketing, business development efforts and personnel and also retain key personnel in this process. The successful execution of these events will involve considerable risk and may not be successful. If the Company is not successful in accomplishing this integration, then the objectives of the merger, including improved operating results will not be realized. A key benefit of the merger is perceived to be the Company's opportunity to transition from being an integrated circuits provider to a complete solutions provider for the growing office equipment markets, and thereby, gain a larger share of the products outsourced by the Company's original equipment manufacturer, or OEM, customers. The Company believes that it will have the resources and technology necessary to be a leading supplier to the digital office market and will offer one of this industry's most integrated and flexible platforms. However, if the integration is not successful or is unexpectedly delayed or more expensive than contemplated, the Company will not realize these benefits to the fullest extent possible.

    If the benefits of the merger to Company stockholders do not exceed the costs associated with the merger, which costs include integration costs and the dilution to the Company's stockholders resulting from the issuance of shares in connection with the merger, then the financial results of the Company, including earnings per share, could be adversely affected.

    The market price of the Company's common stock could decline as a result of the merger if:

    - The integration is unsuccessful or proves to be more expensive or time-consuming than expected;

    - The Company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts; or

    - The effect of the merger on the Company's financial results are not consistent with the expectations of financial analysts.

    The Company will take a special charge of approximately $10 million against earnings in the third fiscal quarter of 2000 in order to write off the cost of in-process research and development acquired in the merger. The Securities and Exchange Commission has recently begun disapproving large in-process research and development write-offs. If the write-off is not as the Company expects, a larger portion of the purchase price paid in the merger will have to be allocated to the assets on the Company's balance sheet and amortized over a period of time. This in turn will have an adverse effect on the Company's earnings per share throughout the amortization period, as a small amount of the asset booked will be treated as an expense each quarter. In addition to the $10 million charge taken, approximately $50 million (representing the fair value of net intangible assets acquired in the merger) will be recorded on the Company's balance sheet and amortized over three to five years.

    THE COMPANY HAS EXPERIENCED AND EXPECTS TO CONTINUE TO EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN ITS REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN THE PRICE OF ITS STOCK

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

    - The competitiveness of the Company's customers; and

    - The inability to obtain foundry capacity.

    The Company is in the process of diversifying its business so that its product offerings include not only integrated circuits, but also software and platform solutions. However, a significant portion of the Company's will continue to come from its semiconductor product offerings. The semiconductor industry historically has been characterized by rapid technological change and product obsolescence, cyclical market patterns and seasonal customer demand, significant price erosion, periods of over-capacity and under-capacity, periods of production shortages, variations in manufacturing costs, including raw materials, and yields, and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. Any downturns in the industry may cause the Company's business, financial condition and results of operations to suffer.

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

    THE COMPANY HAS A RECENT HISTORY OF OPERATING LOSSES AND MAY NOT BECOME OR REMAIN PROFITABLE

    Although the Company experienced periods of profitability following its reincorporation in Delaware in October 1994 in connection with its initial public offering (the Company was first incorporated in California in 1987), the Company has at times sustained significant losses since the initial public offering and may not become profitable in the future. While the Company had net income of $5.9 million in fiscal 1998, its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998 and an operating loss of $61.9 million for fiscal 1999 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). The Company's operating losses generally have been due to its dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In fiscal 1998, the Company failed to timely and/or adequately develop its integrated CD-ROM controller product and second generation CD-RW product. Consequently, for fiscal 1999, the Company was dependent on mature CD-ROM products and its first generation CD-RW product for its revenue. These mature products have continued to decline in both unit sales volume and average sales price in each successive quarter. The Company is currently in initial production with its next generation CD-RW product and will reach volume production in the third quarter of fiscal 2000. Although the Company is currently sampling the product with five of the top ten CD-RW drive manufacturers, at this time, it cannot accurately predict the level of customer acceptance of the product and the product's impact on operating results.

    Net revenues for the first two quarters of the fiscal year 2000 were significantly less than the comparable periods of the previous fiscal year as it completed its transition to its next generation CD-RW controllers. The Company expects that the average selling prices (ASPs) for its optical storage products will continue to decline over time and that ASPs for each new optical storage product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, the Company believes that gross margins for new products in its optical storage market will be lower than historical levels. However, the Company believes that with the addition of the Software products from the Xionics Document Technologies merger and additional planned software and solution product offerings from the Company's Imaging Group, gross margins in general will increase in the future.

    If the Company incurs additional losses or fails to achieve profitability in the future, this will significantly harm its business and may affect the trading price of its common stock.

    THE COMPANY'S FINANCIAL PERFORMANCE IS HIGHLY DEPENDENT ON THE TIMELY AND SUCCESSFUL INTRODUCTION OF NEW PRODUCTS

    The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's financial performance is highly dependent upon timely and successful execution of next generation and new products, including those from acquired businesses, particularly in light of the continued decline in sales from the Company's mature CD-ROM and CD-RW products and the Company's failure to timely develop new products for the optical storage market in fiscal 1998 and 1999, and the failure to timely and successfully introduce next generation and new products that achieve market acceptance in the future could seriously damage the Company's business, financial condition and results of operations. Specifically, the Company's performance is highly dependent upon the successful development and timely introduction of its next generation CD-RW controller, MPEG-2 decoder for the DVD player market, and embedded imaging processing solutions for the digital office equipment market, in particular, embedded digital color copier technology and foundation technology and image processing chips for multifunction peripherals.

    In both the optical storage and consumer electronics markets, particularly DVD, a variety of standards and formats are being proposed, making it difficult to develop product to market requirements, and making it even more difficult for the market to develop. Product delay's in the Company's Optical Storage Group have resulted primarily from difficulties in allocating engineering personnel among competing projects, engineering resource limitations, and unanticipated engineering complexity. Although recently, the Company timely introduced its next generation CD-RW product and refocused its Optical Storage Group on a defined product roadmap, there can be no assurance that these or other factors will not contribute to future delays. In the digital office equipment market in which the Company's recent acquired business competed with software products and the Company with integrated circuits, the Company will need to address a variety of other factors related to that market with respect to new product development. Product delays in the past in both the Company's Imaging Group and its recently acquired business have resulted from numerous factors such as changing OEM customer product specifications, difficulties in allocating engineering personnel among competing projects, other resource limitations, difficulties with independent contractors, changing market or competitive requirements and unanticipated engineering complexity. There can be no assurance that these or other factors will not contribute to future delays; that OEM customers will tolerate those delays; or that delayed office devices, once introduced, will meet with market acceptance or success. Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices. Some of the Company's competitors have the capacity to supply these solutions, and some of their solutions are well-received in the marketplace. The Company faces the challenges of competing with products that require greater color capability and image complexity including web-based documents, and to work with higher performing devices in networked environments. Any significant inability to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market could cause future results of operations to differ materially from current expectations.

    Due to the design complexity of the Company's products, especially with the increased levels of integration that are required, the Company has experienced delays in completing development and introduction of new products, particularly in its products for the optical storage and the digital office equipment markets. In addition, in light of the short product life cycles associated in the markets related to acquired businesses, any delay or unanticipated difficulty associated with new product development or introduction could result in a material adverse effect on the Company's business, results of operations and financial condition.

    No assurance can be given that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner or that its products will be selected for design into the products of its targeted customers. Also, there can be no assurance that the products of the Company's customers will be successfully introduced into the market. If the Company fails in its new product development efforts or its products fail to achieve market acceptance, its revenues will decline and its business, financial condition and results of operations will be severely damaged.

    THE COMPANY'S FUTURE REVENUES ARE HIGHLY DEPENDENT ON SALES OF ITS CD-RW CONTROLLER PRODUCT

    The Company's future revenue generation is highly dependent on the successful introduction of its next generation CD-RW product, although the Company can provide no assurance that this product will achieve customer acceptance. The Company is no longer developing any CD-ROM controllers, but since the early part of fiscal 1999 has been instead focusing its development efforts on controllers for CD-RW and DVD drives. If the Company's recently introduced CD-RW product fails to achieve market acceptance, it will need other sources of revenue to offset the discontinuation of sales of its CD-ROM controllers. In fiscal 1999, revenue generated from the Company's optical storage CD-ROM and CD-R/ RW businesses declined 73% and 36%, respectively, compared to the previous year, primarily due to delays in the development of the next-generation integrated CD-ROM device and CD-RW product. Similarly, in fiscal 1998, revenue generated from the Company's optical storage CD-ROM business declined 25% from the prior year primarily due to delays in the next-generation single chip and integrated CD-ROM device.

    Although the Company was a leading supplier of CD-RW controllers, due to product delays in its second generation CD-RW product, the Company lost its leadership in this market. While the Company is currently in initial production with its next generation CD-RW product, no assurance can be given this product will be competitive in the marketplace or widely accepted by targeted customers. In addition, even if this product proves to be competitive and is accepted by targeted customers, there is no assurance that the Company's customers will be successful.

    The Company also faces increased competition in the emerging CD-RW and DVD markets. In addition, the current trend toward integrating increased functionality on the CD-RW or DVD controller potentially adds to the development and manufacturing costs of producing the controller. The Company's revenues and gross margins from its optical storage controller products will be dependent on the Company's ability to introduce the integrated products in the CD-RW and DVD markets in a commercially competitive manner.

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

    The Company also anticipates that the royalty streams derived from OEMs' shipments of office equipment containing the Company's products, and the sale of related products and services to manufacturers of office equipment will account for a significant portion of its revenue for the foreseeable future, although not as significant as CD-RW for the remainder of fiscal 2000 and possibly fiscal 2001. In order to assure that the Company will derive future royalty streams from the shipment of OEM devices, the Company and its OEMs are required to develop and release in a regular and timely manner new office products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. The Company's
OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and cost of development to the Company and its OEMs. The Company's success will depend on, among other things: market acceptance of the Company's technology and products and the office devices of the Company's OEMs; the ability of the Company and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company; successful implementation of the Company's technology and products in new office devices being developed by its OEMs; and successful marketing of those devices by the OEMs. Revenues from the office equipment market will depend heavily on the Company's ability to integrate its recent acquired business, Xionics Document Technologies, successfully in order to develop complete product solutions and compete more effectively and successfully against other suppliers and outsourcers as well as its own OEM customers and other manufacturers.

    THE COMPANY'S FUTURE REVENUES RELATED TO ITS IMAGING GROUP ARE HIGHLY DEPENDENT ON ITS RELATIONSHIP WITH HEWLETT-PACKARD

    Historically, contracts and licenses with Hewlett-Packard generated a significant portion (66% in fiscal 1999) of the revenues related to the digital office equipment business of Xionics Document Technologies, the company acquired in the third quarter of fiscal 2000. In addition, the Company's Imaging Group has sold integrated circuits to Hewlett-Packard in the past. For the past four sequential fiscal quarters, sales of integrated circuits to Hewlett-Packard represented 4% of Oak's Imaging Group's revenue. It is anticipated that these revenues will constitute a significant portion of the Company's overall revenues going forward. Therefore, any significant disruption or deterioration of its relationship with Hewlett-Packard would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has met all of its obligations necessary to secure the right to receive ongoing payments from Hewlett-Packard various agreements with Hewlett-Packard, and is also current in performing its obligations under various these agreements. However, there can be no assurance that the Company will continue to meet all such obligations in the future. Hewlett- Packard has the right to terminate each of its agreements with the Company if the Company materially breaches its obligations under that agreement and does not cure such breach within 30 days. In addition, competitors of the Company, including without limitation Adobe Systems Inc., Peerless Systems Corporation, Electronics for Imaging, Inc. and Texas Instruments are continuously engaged in efforts to expand their business relationship with Hewlett-Packard at the Company's expense, and are likely to continue those efforts in the future. There can be no assurance that one or more of the Company's competitors will not be successful in competing with the Company for some or all of Hewlett-Packard's business. Further, although Hewlett-Packard has shown a strong tendency to outsource embedded systems software and development for its office products over the past several years, there can be no assurance that this trend will continue or that Hewlett-Packard's internal development groups will not compete successfully for some or all of this outsourced business in the future. Finally, any adverse change in Hewlett-Packard's business, results of operations or financial condition could in turn have a material adverse effect on the Company's business, results of operations and financial condition.

    THE COMPANY'S MARKETS ARE INTENSELY COMPETITIVE AND EXPERIENCE RAPID TECHNOLOGICAL CHANGE

    The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining unit average sales prices and rapid product obsolescence. If the Company cannot successfully respond to the technological advances of others or if its new products or product enhancements do not achieve market acceptance, the Company's business, operating results and financial condition could be seriously harmed. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's principal competitors in the optical storage market are MediaTek, Toshiba and Ricoh; its principal competitors in the digital office market are Adobe Systems, Inc., Peerless Systems Corporation, Electronics for Imaging, Inc., and in-house, captive suppliers, and the Company expects increased competition from the merchant market in the future. Many of these existing competitors as well as those customers expected to compete in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. In addition, much of the Companies success is dependent on the success of its OEM customers. The Company's OEM customers in both the optical storage, consumer and office equipment markets compete fiercely with one another for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices.

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

    The future growth of the digital office equipment market is highly dependent on OEMs' continuing to outsource an increasing portion of their product development work. While the trend toward outsourcing on the part of the Company's OEM customers has accelerated in recent years, any reversal of this trend could have a material adverse effect on the Company's business, financial condition, and results of operations. Similarly, significant market trends leading to changes in the way the Company's competitors do business may enable them to compete more effectively against the Company than they have in the past. For example, in response to market demand, Adobe Systems, Inc. has recently begun licensing the source code of its PostScript page description language interpreters to certain development partners, including competitors of the Company. These changes, if they enable competitors to compete more effectively for business from the Company's customers, could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, changes in strategy by the Company's competitors, for example price reductions, new product introductions or new marketing/distribution methods, could make it more difficult for the Company to compete effectively, cause reduced market demand for the Company's products and/or render the Company's products obsolete.

    There can be no assurance that the Company or its OEM customers will be able to compete successfully against current or future competitors, or that competitive pressures faced by it and its customers will not result in reduced revenues and profit margins and otherwise seriously harm its business, financial condition and results of operations.

    THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, WHICH MAY AFFECT ITS ABILITY TO COMPETE

    The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. However, these measures afford only limited protection. The Company's competitors may be able to effectively design around the Company's patents. There can be no assurance that any of the Company's patents will not be challenged, invalidated or circumvented, or that the rights granted under those patents will provide competitive advantages to the Company. Moreover, while the Company holds or has applied for patents relating to the design of its products, some of its products are based in part on standards, for which it does not hold patents or other intellectual property rights. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Moreover, the Company intends to seek additional international and United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company.

    The Company also generally enters into confidentiality agreements with its employees and consultants and confidentiality and license agreements with its customers and potential customers, and limits access to and distribution of the source and object code of its software and other proprietary information. With respect to its page description language software and drivers for the digital office equipment market and in limited circumstances with respect to firmware and drivers for its optical storage products, the Company grants licenses that give its customers access to and restricted use of the source code of the Company's software which increases the likelihood of misappropriation or misuse of the Company's technology. Accordingly, despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's technology or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps the Company takes will be adequate to prevent misappropriation of its technology or to provide an adequate remedy in the event of a breach or misappropriation by others.

    Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of its proprietary rights and in the past has incurred significant legal expenses in connection with claims of this type it has initiated. Any litigation by or against the Company could result in significant expense to the Company and divert the efforts of its technical and management personnel, whether or not that litigation results in a favorable determination for the Company. In the event of an adverse result in any litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in developing new technology or that those licenses would be available on reasonable terms, or at all, and any development or license could require the Company's expenditures of substantial time and other resources.

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

    The Company has historically indemnified its customers for certain costs and damages of patent infringment in circumstances where the Company's product is the factor creating the customer's infringement exposure. This practice generally excludes coverage in circumstances where infringement arises out of the combination of our products with products of others. This indemnification practice, however, could have a material adverse effect on the results of operations.

    Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, the Company may not be able in any or every instance, to settle an alleged patent infringement claim through a cross-licensing arrangement. The Company has a more limited patent portfolio than many of its competitors. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or the Company is required to pay substantial damages or awards, the Company's business, financial condition and results of operations would be materially adversely affected.

    THE COMPANY DEPENDS ON THIRD PARTY FOUNDRIES AND VENDORS TO MANUFACTURE PRODUCTS

    The Company contracts with independent foundries to manufacture a majority of its products and with independent vendors to assemble and test these products. The Company's failure to adequately manage its relationships with these foundries and vendors could negatively impact its ability to manufacture and sell its products and its results of operations.

    The Company relies on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet its needs to produce products of acceptable quality and with acceptable manufacturing yield and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. If these foundries fail or are unable to satisfy the Company's product, quality and other requirements, the Company's business, financial condition and results of operation could suffer.

    The Company also relies on third-party subcontractors to assemble and test its products. The failure of any of these subcontractors to meet the Company's production requirements could cause the Company's business, financial condition and operating results to suffer.

    The Company's reliance on independent manufacturers and third party assembly and testing vendors involves a number of additional risks, including:

    - The loss of any foundry as a supplier;

    - Inability to expand foundry capacity in a period of increased demand for the Company's products;

    - Inability to obtain timely and adequate deliveries from current or future suppliers;

    - Delays in shipments of the Company's products;

    - Disruption of operations at any of the Company's manufacturing facilities;

    - Product defects and the difficulty of detecting and remedying product defects;

    - The unavailability of, or interruption in access to, certain process technologies; and

    - Reduced control over delivery schedules, quality assurance and costs.

    As the Company generally does not use multiple services of supply for its products, the consequences of these factors occurring is magnified.

    During the third calendar quarter of 1999, Taiwan, the location of the Company's primary wafer manufacturer, Taiwan Semiconductor Manufacturing Company, experienced a severe earthquake. To date, the Company has not experienced any material delays of its wafer deliveries from its primary manufacturer. However, there is a current shortage of foundry capacity that is expected to last at least through calendar 2000, and therefore, there is no assurance that the Company will not experience delays in the future.

    THE COMPANY'S FAILURE TO ACCURATELY FORECAST DEMAND FOR ITS PRODUCTS COULD NEGATIVELY IMPACT ITS RESULTS OF OPERATIONS

    Under its foundry agreements, the Company is required to place non-cancelable orders and purchase its products on an approximately three-month rolling basis. The Company's customers, on the other hand, generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be cancelled, without significant penalty. This limits the Company's ability to react to fluctuations in demand for its products. If the Company overestimates the product necessary to fill orders, it will build excess inventories which could harm its gross margins and operating results. If the Company underestimates the product necessary to fill orders, it may not be able to obtain an adequate supply of products which could harm its revenues.

    Product supply and demand fluctuations common to the semiconductor industry are historically characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the addition of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in 1995 to what has been a period of excess capacity for approximately the last twelve months, and has now returned to a capacity shortage situation. No assurance can be given that the Company can or will achieve timely, cost-effective access to that capacity when needed.

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

    - Potential hostilities;

    - Changes in diplomatic and trade relationships; and

    - Fluctuations in foreign currencies

    The Company's significant investment in foundry capacity in Taiwan is a prime example of its exposure to these types of risks. Due to this investment, the Company is subject to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and the People's Republic of China. In addition, the fact that China is the primary market for the Company's consumer DVD products is another example. Any political or economic instability in China could significantly reduce the demand for these products.

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

    In addition, the Company has several significant OEM customers in Japan, South Korea, and other parts of Asia. Although the adverse economic circumstances recently prevailing in Japan and elsewhere in Asia have begun to show signs of abating, they could still affect these customers' willingness or ability to do business with the Company in the future or their success in developing and launching in particular office equipment devices containing the Company's products.

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

    The Company has derived a substantial portion of its net revenues from a limited number of customers and expects this concentration to continue. For fiscal years 1999 and 1998, sales to the Company's top ten customers accounted for approximately 70% and 81%, respectively, of the Company's net revenues. Two customers accounted for over 10% of revenues in fiscal 1999, compared to three customers in fiscal 1998. One of these two customers accounted for 16.5% of the Company's revenues in fiscal 1999 and the other 16.7% of the Company's revenues in fiscal 1999. At June 30, 1999, one international customer accounted for approximately 40% of accounts receivable. In addition, the Company has experienced significant changes from year to year in the composition of its major customer base, including the loss in the past year of a customer responsible for approximately 16% of the Company's sales in fiscal year 1999, and the Company believes this pattern will continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the Company has no long term purchase agreements with any of its customers. The loss of, or significant reduction in purchases by, current major customers of the Company would significantly reduce its revenues.

    THE COMPANY IS A DEFENDANT IN SEVERAL LAWSUITS

    The Company and various of its current and former officers and directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's common stock for the period from July 27, 1995 to May 22, 1996, alleging state and federal securities law and other violations. Additionally, various of the Company's current and former officers and directors are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, the Company believes the class actions and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's financial statements. The Company is also a party to various other legal proceedings, including a number of patent-related matters. In the opinion of management, these legal proceedings will not result in any material liability to the Company. In connection with these matters, however, management time has been, and will continue to be, expended and the Company has incurred, and expects to continue to incur, substantial legal and other expenses.

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

    THE COMPANY MAY MAKE FUTURE ACQUISITIONS OR ENTER INTO JOINT VENTURES THAT MAY NOT BE SUCCESSFUL

    In the future, the Company may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand its business. Acquisitions involve numerous risks including:

    - Difficulties in integration of the operations, technologies, and products of the acquired companies;

    - Diverting management's attention from normal daily operations of the business;

    - Entering markets in which there is limited direct prior experience and where competitors have stronger market positions;

    - Coordination of sales, marketing and research and development; and

    - Potential loss of key employees.

    - The maintenance of corporate culture, controls, procedures and policies

    In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance. Also, any future acquisitions could require the Company to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off in-process research and development and other acquisition-related expenses. Further, the Company may not be able to integrate acquired businesses, products or technologies with its existing operations. If the Company is unable to fully integrate an acquired business, product or technology, it may not receive the intended benefits of that acquisition.

    THE COMPANY WILL DEPEND ON KEY PERSONNEL TO MANAGE ITS BUSINESS, AND THE LOSS OF ANY KEY PERSONNEL COULD SERIOUSLY HARM ITS BUSINESS

    The Company's future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel including highly skilled engineering and technical employees. Specifically, it is important for the Company to retain the services of Young K. Sohn, the Company's current president and chief executive officer. The Company is in the process of recruiting replacements for certain senior management positions as well as technical personnel. Competition for these people is intense because of this limited number of candidates and the growth of high-tech companies, and there can be no assurance that the Company will be able to attract and retain qualified replacements or additional senior managers and technical personnel. Moreover, none of the key technical or senior management personnel of the recently acquired Xionics Document Technologies are bound by long-term employment arrangements. There is no assurance that the Company will be able to find suitable replacements for any senior management personnel who may leave the Company.

    PROVISIONS IN THE COMPANY'S CHARTER DOCUMENTS AND RIGHTS PLAN COULD MAKE IT MORE DIFFICULT TO ACQUIRE THE COMPANY AND MAY REDUCE THE MARKET PRICE OF THE COMPANY'S STOCK

    The Company's board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock, may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The Company has no present plans to issue shares of preferred stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the stock. In addition, the Company's charter documents do not permit cumulative voting and provide that its board of directors will be divided into three classes, each of which serves for a staggered three-year term, which may also make it more difficult for a third-party to gain control of the board of directors.

    In addition, 400,000 shares of the Company's preferred stock are designated as series A junior participating preferred stock under a rights plan, commonly referred to as a "poison pill". Under certain circumstances involving a proposed change-in-control of the Company, the rights related to the series A junior participating preferred stock may be triggered, the effect of which may delay or prevent a third party from gaining control of or acquiring the Company.

    YEAR 2000 RISKS MAY AFFECT THE COMPANY

    The following provides a year 2000 update and supplements the discussion included in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report on
Form 10-K/A for the fiscal year ended June 30, 1999.

    Through the first week of calendar year 2000, the Company completed the transition from calendar year 1999 to 2000 with no reported significant impact to the Company's operations. The Company will continue to evaluate year 2000 related exposures at its suppliers and customers over the next several weeks. The Company will also continue to monitor its systems, facilities and products to ensure that no year 2000 problems occur over the next few months.

    To date, the Company has not identified any non-compliant products or systems and therefore, no material costs have been incurred with respect to remediation. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Year 2000 compliance issues.

    LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of December 31, 1999 consisted of approximately $120.7 million in cash, cash equivalents and short-term investments. The Company also has approximately $8.4 million in lines of letters of credit with Taiwanese financial institutions, all of which was available at December 31, 1999. The Company had outstanding commitments to purchase capital equipment of approximately $0.9 million at December 31, 1999. Additionally, the Company repurchased 381,000 shares of its common stock during the six months ended December 31, 1999, for a total of approximately $1.8 million.

    The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund the Xionics acquisition and operating needs over the next twelve months. If, however, during the next twelve to eighteen month period the Company fails to increase its revenue or is unable to reduce its expenses below its revenues, then the Company may be in a position where it will need to seek additional financing. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, other than the Xionics acquisition noted above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of December 31, 1999 and June 30, 1999, the Company had foreign currency exchange contracts to exchange Yen for approximately $1,500,000 and $1,030,000, respectively. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at December 31, 1999 and 1998, the effect on the company's consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

    The Company's cash equivalents and short-term investments ("investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. The Company manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations which mature with the next 24 months. In addition, the Company does not use investments for trading or other speculative purposes. Due to the short maturities of its investments, the carrying value approximates the fair value. If market rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999 and 1998, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit originally named as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. After several rounds of demurrers, the only remaining claim is the California Corporations Code Sections 25400/25500 cause of action against the Company, four officers and the Company's investment bankers and securities analysts. On
July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case
No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. Discovery has commenced in this action. The defendants and certain third parties have produced documents and a number of depositions have been taken, including the depositions of those officers of the Company who were officers during the class period. This action is set for trial on July 5, 2000. Based on its current information, the Company believes this suit to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

    The Company and several of its current and former officers and Directors were also parties to four putative class action lawsuits pending in the U.S. District Court for the Northern District of California. These actions were consolidated as IN RE OAK TECHNOLOGY, INC. SECURITIES LITIGATION, Case
No. C-96-20552-SW(PVT). This action alleges certain violations of federal securities laws based upon the same allegations as the state court securities litigation. This action also named as a defendant one of the Company's investment bankers. On July 29, 1997, the federal court judge granted the Oak defendants Motion to Dismiss the plaintiffs' First Amended Consolidated Complaint, but granted the plaintiffs leave to amend most claims. The plaintiffs' Second Amended Consolidated Complaint was filed on September 4, 1997. The defendants' Motion to Dismiss was heard on December 17, 1997. The court took the matter under submission. Prior to the issuance of the court's ruling on the motion to dismiss, the plaintiffs moved to voluntarily dismiss this action without prejudice. Defendants requested that the action be dismissed with prejudice. On November 22, 1999, the court dismissed the action without prejudice.

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

    In all of the class actions, the plaintiffs are seeking monetary damages and equitable relief. In the derivative action, the plaintiffs are also seeking an accounting for the defendants' sales of shares of the Company's common stock and the payment of monetary damages to the Company. Based on its current information, the Company believes all the suits described above to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

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

    On March 16, 1998, the Company and Winbond entered into a settlement agreement pursuant to which Winbond obtained a nonexclusive, royalty-bearing license to the Company's U.S. patents No.'s 5 535,327 and 5,581,715 and the Company obtained a nonexclusive, royalty-free license to several Winbond patents. The settlement agreement provided that the parties would jointly seek termination and dismissal of investigation No. 337-TA-401 as to Winbond and its four affiliated companies: Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; Wearnes Electronics Malaysia Sendirian Berhad; and Wearnes Peripheal International (Pte.). On April 15, 1998, Investigation No. 337-TA-401 was ordered terminated as to all parties.

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

    On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action, Case No. C-97-20959. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against the Company by MediaTek (described below) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C.
Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay was to be lifted upon final resolution of Investigation No. 337-TA-409; however, the judge has ordered that the consolidated action continue stayed pending the resolution of the parties appeal of the ITC ruling to the Federal Circuit Court of Appeals (described below.)

    In a related action to the lawsuit that was commenced by the Company against UMC (described above), on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic advantage, Case No. C-97-21126. MediaTek seeks compensatory damages of not less than $10 million and punitive damages. The Company filed its answer on January 8, 1998, denying all the allegations. The Company believes the suit to be without merit and will vigorously defend its patent. On June 11, 1998, this case was consolidated for all purposes with a related case brought by the Company against UMC (described above) under Case
No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay was to be lifted upon final resolution of Investigation No. 337-TA-409; however, the judge has ordered that the consolidated action continue stayed pending the resolution of the parties appeal of the ITC ruling to the Federal Circuit Court of Appeals (described below.)

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

    If any of the above pending actions with respect to UMC and MediaTek are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

    On February 26, 1999, the Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Partnership") filed a complaint for patent infringement, naming eighty-eight defendants, including the Company. The Lemelson Partnership alleges to be the owner of certain patents issued to Jerome Lemelson (now deceased). The suit is entitled LEMELSON MEDICAL, EDUCATION & RESEARCH FOUNDATION, LIMITED PARTNERSHIP V. LUCENT TECHNOLOGIES INC., ET AL., No. CIV 99-0377-PHX-RGS, and was filed in the United States District Court in Phoenix, Arizona. In this lawsuit, the Lemelson Partnership claims that the Company uses certain methods, or imports, sells, or offers to sell certain devices made using certain methods, claimed in some of the Lemelson patents-in-suit. Specifically, the suit alleges that Oak infringes certain claims of U.S. Patents Nos. 4,338,626; 4,390,586; 4,511,918; 4,969,038;
4,979,029; 4,984,073; 5,023,714; 5,023,714; 5,039,836; 5,067,012; 5,119,190;
5,119,205; 5,128,753; 5,144,421; 5,249,045; 5,283,641; and 5,351,078. The
complaint seeks judgment that the Lemelson patents-in-suit are not invalid and have been willfully and deliberately infringed; unspecified compensatory damages, together with interest and costs; treble damages; reasonable attorneys' fees; as well as injunctive relief against further infringement of the Lemelson patents-in-suit. The Company filed an answer and declaratory relief counterclaims on August 12, 1999. The Lemelson Partnership responded to the Company's declaratory relief claims on September 7, 1999. Effective as of November 10, 1999, the Company entered into a written settlement agreement with the Lemelson Partnership. The action against the Company was ordered dismissed with prejudice by the court on November 26, 1999. The settlement does not have a material effect on the Company's consolidated financial statements.

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

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as part of this report:

          EXHIBIT
           NUMBER               EXHIBIT TITLE
        ------------            ------------------------------------------------------------
        Exhibit 27.1..          Financial Data Schedule

(b)     Reports on Form 8-K:

        The Company filed no reports on Form 8-K during the quarter ended December 31, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OAK TECHNOLOGY, INC.
                                             (Registrant)

Date: January 14, 2000                       By:
                                                  ------------------------------------------
                                                                Robert O. Hersh
                                                            VICE-PRESIDENT FINANCE
                                                            CHIEF FINANCIAL OFFICER
                                                      (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                   OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
 27.1                   Financial Data Schedule