Form 10-Q/A
period 1999-12-31
OAK TECHNOLOGY INC
filed 2000-02-18
CIK 824225

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                                  FORM 10-Q/A
                                     INDEX
                    FOR THE QUARTER ENDED DECEMBER 31, 1999

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(30,478)  $(23,872)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     5,725      5,682
    Write-off of previously acquired technology.............     1,200         --
    Newly acquired in-process technology....................       225      7,161
    Loss on abandonment of property and equipment...........     1,278         --
    Deferred income taxes...................................        --        383
    Changes in operating assets and liabilities:
      Accounts receivable...................................     1,844     (4,694)
      Inventories...........................................      (818)     4,964
      Foundry deposits......................................     9,061        944
      Prepaid expenses and other current assets.............    (1,522)     4,282
      Accounts payable, accrued expenses and deferred
        revenue.............................................     3,934       (730)
      Other assets..........................................     1,087      1,705
                                                              --------   --------
        Net cash used in operating activities...............    (8,464)    (4,175)
                                                              --------   --------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (43,732)   (30,597)
  Proceeds from matured short-term investments..............    50,191     26,704
  Additions to property and equipment, net..................    (2,791)    (4,297)
  Equity investment in Earjam.com...........................    (1,019)        --
  Acquisition of ViewPoint, Inc., net of cash acquired......        --     (9,467)
  Acquisition of XLI Inc. common stock......................        --     (3,675)
  Payment of certain XLI Inc. liabilities at acquisition
    date....................................................        --     (2,094)
                                                              --------   --------
    Net cash provided by (used in) investing activities.....     2,649    (23,426)
                                                              --------   --------
Cash flows from financing activities:
  Issuance of debt..........................................        --      3,525
  Repayment of debt.........................................        (6)       (75)
  Issuance of common stock, net.............................     1,575        609
  Treasury stock acquisitions...............................    (1,817)    (2,098)
                                                              --------   --------
    Net cash provided by (used in) financing activities.....      (248)     1,961
                                                              --------   --------
Net decrease in cash and cash equivalents...................    (6,063)   (25,640)
Cash and cash equivalents, beginning of period..............    19,500     59,803
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 13,437   $ 34,163
                                                              ========   ========
Supplemental information:
  Cash paid (refunded) during the period:
    Interest................................................  $      3   $     28
                                                              ========   ========
    Income taxes............................................  $    (13)  $ (8,033)
                                                              ========   ========
    Comprehensive income (loss) on short-term investments...  $   (558)  $    222
                                                              ========   ========

     See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PREPARATION

    The accompanying unaudited condensed consolidated financial statements of Oak Technology, Inc. and Subsidiaries ("Oak" or "The Company") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q/A should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999, included in the Oak Technology, Inc. (the "Company") 1999 Annual Report on Form 10-K/A previously filed with the Commission.

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
                                                            =======       =======

3. FOUNDRY DEPOSITS

    In June and November 1995, the Company entered into agreements with Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC) and Chartered Semiconductor Manufacturing Ltd. (Chartered) to obtain certain additional wafer capacity through the calendar year 2001. The original agreements called for the Company to commit to certain future wafer purchases and to deposit funds with the suppliers as either a portion of the price of the additional wafers in advance of their delivery, or as a non-interest bearing

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. FOUNDRY DEPOSITS (CONTINUED)

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

6. SUBSEQUENT EVENTS--ACQUISITIONS & DIVESTITURES

    On July 29, 1999, the Company announced it had entered into a definitive agreement to acquire Xionics Document Technologies, Inc. (Xionics). Under the terms of the agreement, which was approved by the shareholders of both companies, Oak issued approximately 11.8 million shares of its common stock and approximately $34.7 million in cash to acquire all of the common stock of Xionics. The Company will take a special charge of approximately $10 million against earnings in the third fiscal quarter of 2000 in order to write off the cost of in-process research and development acquired in the merger. In addition to the $10 million charge taken, approximately $50 million (representing the fair value of net intangible assets acquired in the merger) will be recorded on the Company's balance sheet and amortized over three to five years. The transaction will be accounted for under the purchase method of accounting, and was completed in the third quarter of fiscal 2000. The shareholders of both Oak and Xionics Document Technologies, Inc. also voted to increase the number of authorized shares of Oak common stock by 70 million to 130 million.

    On January 19, 2000, the Company announced the sale of its wireless broadband business group to Conexant Systems Inc. (NASDAQ:CNXT). Under the terms of the agreement, Oak received $25 million in cash and stock from Conexant. The transaction, which closed on January 19, 2000, is expected to result in a gain of approximately $20 million during the third fiscal quarter of 2000.

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

7. CONTINGENCIES

    The Company and various of its current and former officers and Directors are parties to several class action lawsuits filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. The first, a state court proceeding designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 pending in Santa Clara County Superior Court in Santa Clara, California, consolidates five class actions. This lawsuit originally named as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. After several rounds of demurrers, the only remaining claim is the

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7. CONTINGENCIES (CONTINUED)

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

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)

    For fiscal year 2000, Oak Technology has three reportable segments which offer different product lines to each of its target markets: Optical Storage Group, Consumer Group and Digital Imaging Equipment Group. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies in the Company's annual financial statements for the year ended June 30, 1999. No segments have been aggregated. The Company does not allocate assets to its individual operating segments.

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

                      OAK TECHNOLOGY INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated condensed financial statements for the three and six months ended December 31, 1999, 1998 is as follows (in thousands):

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                          DECEMBER 31,          DECEMBER 31,
                                       -------------------   -------------------
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
Contribution margin from operating
  segments...........................  $ (6,585)  $    336   $(12,151)  $  1,996
Indirect costs of goods sold and
  operating expenses.................    13,489     12,005     22,454     32,852
                                       --------   --------   --------   --------
Total operating loss.................   (20,074)   (11,669)   (34,605)   (30,856)
Other income.........................     1,782      1,536      4,127      3,487
                                       --------   --------   --------   --------
Loss before taxes....................  $(18,292)  $(10,133)  $(30,478)  $(27,369)
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

    The distribution of net revenues for the three months and six ended December 31, 1999 and 1998 are as follows (in thousands):

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
                                        ========   =======    ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q/A MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS ITEM 2, THOSE DESCRIBED ELSEWHERE IN THIS QUARTERLY REPORT AND THOSE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED JUNE 30, 1999, OTHER QUARTERLY REPORTS ON FORM 10-Q AND OTHER REPORTS FILED UNDER THE EXCHANGE ACT.

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

    Net revenues in the Optical Storage business segment were $2.0 million for the second quarter of fiscal 2000, representing an 87% decrease from the segment's net revenues of $15.6 million reported in the second quarter of fiscal 1999. Optical Storage business segment revenues were $3.6 million for the first six months of fiscal 2000, representing an 88% decrease from the segment's net revenues of $29.7 million reported in the comparable period of fiscal 1999. This decrease, in both the three and six month periods, is primarily the result of a loss of market share in Taiwan, the maturation of the CD-ROM market, and development delays in the Company's next-generation CD-RW controller. Oak is currently sampling its next generation CD-RW product with five of the top ten CD-RW manufacturers. However, the Company cannot predict the level of customer acceptance of the product and the product's impact on operating results.

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

    The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that average selling prices (ASPs) for its existing products may continue to decline over time and that ASPs for each new product may decline significantly over the life of the product. The Company continues to experience severe price pressure on its legacy controller products and expects such price erosion to continue. In addition, given the extremely competitive nature of the optical storage market, the Company believes that gross margins for new products in its optical storage market may be somewhat lower than historical levels and that, as a result, gross margins in general may decline in the future.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses of $15.5 million for the three months ended December 31, 1999 increased $3.3 million, or 27%, from $12.2 million in the comparable period of the previous fiscal year. For the first six months of fiscal 2000, research and development expenses increased $2.3 million, from $25.3 million in the second fiscal quarter of the previous fiscal year. The increase was primarily due to charges totaling $1.2 million related to the write-off of previously acquired technology no longer in use,

$0.7 million related to the purchase of licensed technology used for research and development, and write-offs of obsolete capital equipment of $0.5 million during the second quarter of fiscal 2000. Research and development expenses increased significantly as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to a significant decrease in the Company's net revenues in the current periods compared to the comparable periods of fiscal 1999. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage and digital imaging.

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

    The Company is in the process of diversifying its business so that its product offerings include not only integrated circuits, but also software and platform solutions. However, a significant portion of the Company's revenues will continue to come from its semiconductor product offerings. The semiconductor industry historically has been characterized by rapid technological change and product obsolescence, cyclical market patterns and seasonal customer demand, significant price erosion, periods of over-capacity and under-capacity, periods of production shortages, variations in manufacturing costs, including raw materials, and yields, and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. Any downturns in the industry may cause the Company's business, financial condition and results of operations to suffer.

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

    During the first week of calendar year 2000, the Company completed the transition from calendar year 1999 to 2000 with no reported significant impact to the Company's operations. The Company will continue to evaluate year 2000 related exposures at its suppliers and customers over the next several weeks. The Company will also continue to monitor its systems, facilities and products to ensure that no year 2000 problems occur over the next few months.

    To date, the Company has not identified any non-compliant products or systems and no material costs have been incurred with respect to remediation. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to Year 2000 compliance issues.

    LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of December 31, 1999 consisted of approximately $120.1 million in cash, cash equivalents and short-term investments. The Company also has approximately $8.4 million in letters of credit with Taiwanese financial institutions, all of which was available at December 31, 1999. The Company had outstanding commitments to purchase capital equipment of approximately
$0.9 million at December 31, 1999. Additionally, the Company repurchased 381,000 shares of its common stock during the six months ended December 31, 1999, for a total of approximately $1.8 million.

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

                                             OAK TECHNOLOGY, INC.
                                             (Registrant)

Date: January 18, 2000                       By:              /s/ ROBERT O. HERSH
                                                  ------------------------------------------
                                                                Robert O. Hersh
                                                            VICE-PRESIDENT FINANCE
                                                            CHIEF FINANCIAL OFFICER
                                                      (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                   OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
 27.1                   Financial Data Schedule