Form 10-Q
period 2000-03-31
OAK TECHNOLOGY INC
filed 2000-05-15
CIK 824225

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of March 31, 2000, there were outstanding 52,110,911 shares of the Registrant's Common Stock, par value $0.001 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                         PAGE
                                                                       --------
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
           and June 30, 1999.........................................      3

         Condensed Consolidated Statements of Operations for the
           Three Months and
           Nine Months Ended March 31, 2000 and 1999.................      4

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended March 31, 2000 and 1999......................      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     14

Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     30

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     32

Item 2.  Changes in Securities.......................................     35

Item 3.  Defaults upon Senior Securities.............................     35

Item 4.  Submission of Matters to a Vote of Security Holders.........     35

Item 5.  Other Information...........................................     36

Item 6.  Exhibits and Reports on Form 8-K............................     36

SIGNATURES...........................................................     37

Exhibit Index........................................................     38

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS, UNAUDITED)

                                                              MARCH 31,   JUNE 30,
                                                                2000        1999
                                                              ---------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 39,228    $ 19,500
  Short-term investments....................................    95,803     113,703
  Accounts receivable, net of allowance for doubtful
    accounts of $443 and $555, respectively.................    14,919       8,251
  Inventories, net..........................................     9,710       1,819
  Current portion of foundry deposits.......................     3,620       9,061
  Prepaid expenses and other current assets.................     8,416      11,121
                                                              --------    --------
    Total current assets....................................   171,696     163,455
Property and equipment, net.................................    19,930      22,039
Foundry deposits............................................        --       7,760
Intangible assets, net......................................    47,110       7,569
Other assets................................................     5,348       3,017
                                                              --------    --------
    Total assets............................................  $244,084    $203,840
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt.......  $     19    $     25
  Accounts payable..........................................    11,847       3,648
  Accrued expenses..........................................    14,893       8,467
  Deferred revenue..........................................     4,281         379
                                                              --------    --------
    Total current liabilities...............................    31,040      12,519
Long-term debt..............................................        --           5
Deferred income taxes.......................................     1,438       1,438
Other long-term liabilities.................................       258         457
                                                              --------    --------
    Total liabilities.......................................    32,736      14,419
                                                              --------    --------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; None issued and outstanding as of March 31,
    2000 and June 30, 1999..................................        --          --
  Common stock, $0.001 par value; 130,000,000 shares
    authorized as of March 31, 2000 and 60,000,000 shares
    authorized as of June 30, 1999; 54,493,391 shares issued
    and 52,110,911 shares outstanding as of March 31, 2000
    and 42,916,721 shares issued and 40,915,241 outstanding
    as of June 30, 1999.....................................        52          41
  Additional paid-in capital................................   215,566     164,784
  Treasury stock............................................   (11,254)     (9,437)
  Retained earnings.........................................     6,200      34,033
  Accumulated other comprehensive income....................       784          --
                                                              --------    --------
    Total stockholders' equity..............................   211,348    $189,421
                                                              --------    --------
    Total liabilities and stockholders' equity..............  $244,084    $203,840
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            MARCH 31,             MARCH 31,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Net revenues.........................................  $ 28,502   $ 15,965   $ 49,674   $ 57,793
Cost of revenues.....................................    12,567      8,590     24,249     30,615
                                                       --------   --------   --------   --------
    Gross profit.....................................    15,935      7,375     25,425     27,178

Research and development expenses....................    12,260     11,208     36,138     34,233
Selling, general and administrative expenses.........     8,824      8,630     25,041     26,817
Amortization of intangibles..........................     3,588      1,328      7,363      3,614
Restructuring........................................     1,420         --      1,420         --
Acquired in-process technology.......................    10,158         --     10,383      7,161
                                                       --------   --------   --------   --------
    Operating loss...................................   (20,315)   (13,791)   (54,920)   (44,647)

Gain on sale of business unit........................    22,378         --     22,378         --
Other nonoperating income, net.......................       954        839      5,081      4,326
                                                       --------   --------   --------   --------
    Gain (loss) before income taxes..................     3,017    (12,952)   (27,461)   (40,321)

Income taxes (benefit)...............................       372     (1,907)       372     (5,404)
                                                       --------   --------   --------   --------
    Net income (loss)................................  $  2,645   $(11,045)  $(27,833)  $(34,917)
                                                       ========   ========   ========   ========

Net income (loss) per share
  Basic..............................................  $   0.05   $  (0.27)  $  (0.63)  $  (0.86)
                                                       ========   ========   ========   ========
  Diluted............................................  $   0.04   $  (0.27)  $  (0.63)  $  (0.86)
                                                       ========   ========   ========   ========
Shares used in computing net income (loss) per share
  Basic..............................................    49,850     40,768     43,958     40,791
                                                       ========   ========   ========   ========
  Diluted............................................    59,573     40,768     43,958     40,791
                                                       ========   ========   ========   ========

     See accompanying notes to condensed consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS, UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(27,833)  $(34,917)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    12,233      8,693
      Gain on sale of business..............................   (22,378)        --
    Acquired in-process technology..........................    10,383      7,161
    Loss on disposal of property and equipment..............     1,381         --
    Deferred income taxes...................................        --        383
    Equity loss from affiliates.............................       365
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (1,872)     3,176
      Inventories...........................................    (7,891)     5,858
      Foundry deposits......................................     9,061        943
      Prepaid expenses and other current assets.............     2,213      1,914
      Accounts payable, accrued expenses and deferred
        revenue.............................................    11,660       (878)
      Other assets..........................................     1,249       (194)
                                                              --------   --------
        Net cash used in operating activities...............   (11,429)    (7,861)
                                                              --------   --------
Cash flows from investing activities:
    Purchases of short-term investments.....................   (97,170)   (47,642)
    Proceeds from matured short-term investments............   135,854     43,206
    Additions to property and equipment.....................    (3,723)    (4,787)
    Acquisition of Xionics, net of cash acquired............    (9,453)        --
    Equity investment in Earjam.............................    (3,045)        --
    Acquisition of ViewPoint, Inc., net of cash acquired....        --     (9,467)
    Acquisition of XLI Inc. common stock....................        --     (3,675)
    Proceeds from sale of business unit.....................     4,900         --
    Payment of certain XLI Inc. liabilities at acquisition
      date..................................................        --     (2,094)
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................    27,363    (24,459)
                                                              --------   --------
Cash flows from financing activities:
    Issuance of debt........................................        --      3,675
    Repayment of debt.......................................       (11)    (3,997)
    Issuances of common stock, net..........................     5,622      1,136
    Treasury stock acquisitions.............................    (1,817)    (2,720)
                                                              --------   --------
        Net cash provided by (used in) financing
          activities........................................     3,794     (1,906)
                                                              --------   --------
Net decrease in cash and cash equivalents...................    19,728    (34,226)
Cash and cash equivalents, beginning of period..............    19,500     59,803
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 39,228   $ 25,577
                                                              ========   ========
Supplemental information:
  Cash paid (refunded) during the period:
    Interest................................................  $     13   $     48
                                                              ========   ========
    Income taxes............................................  $ (3,726)  $ (8,033)
                                                              ========   ========
    Issuance of common stock and stock options assumed for
      businesses acquired...................................  $ 45,171   $     --
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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the Company's fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations.

2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    At March 31, 2000, in addition to the Company's normal composition of short-term interest bearing investments the Company was also holding 293,794 common shares of Conexant Systems, Inc. (NASDAQ:CNXT) at a book value and approximate fair value of $20 million or $68.05 per share. These shares were received as unregistered stock in consideration for the sale of the Company's broadband business in January 2000 and were not registered and available-for-sale until early March 2000.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3.  INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                            MARCH 31,   JUNE 30,
                                                              2000        1999
                                                            ---------   --------
Purchased parts and work in process.......................   $5,342      $  124
Finished goods............................................    4,368       1,695
                                                             ------      ------
                                                             $9,710      $1,819
                                                             ======      ======

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

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             MARCH 31,             MARCH 31,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Net income (loss).....................................  $ 2,645    $(11,045)  $(27,833)  $(34,917)
                                                        =======    ========   ========   ========

Weighted average common shares outstanding used for
  basic earnings (loss) per share.....................   49,850      40,768     43,958     40,791

Effect of dilutive common stock options...............    9,723          --         --         --
                                                        -------    --------   --------   --------

Weighted average common shares outstanding used for
  diluted earnings (loss) per share...................   59,573      40,768     43,958     40,791
                                                        -------    --------   --------   --------

Basic earnings (loss) per share.......................  $  0.05    $  (0.27)  $  (0.63)  $  (0.86)
                                                        =======    ========   ========   ========

Diluted earnings (loss) per share.....................  $  0.04    $  (0.27)  $  (0.63)  $  (0.86)
                                                        =======    ========   ========   ========

    For the three months ended March 31, 2000 approximately 55,000 potentially dilutive common shares were not included in the calculation of net income per share, as they are considered antidilutive. For the three months ended
March 31, 1999 approximately 284,000 potentially dilutive common shares were not included in the calculation of net diluted loss per share, as they are considered antidilutive. For the nine months ended March 31, 2000 and 1999 approximately 8,055,000 and 185,000 of potentially dilutive common shares, respectively, were not included in the calculation of net diluted loss per share, as they are considered antidilutive.

5.  STOCKHOLDERS' EQUITY

    On July 28, 1999, the Company announced that its Board of Directors approved a stock repurchase plan authorizing the purchase of up to four million shares of the Company's common stock. Repurchases

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5.  STOCKHOLDERS' EQUITY (CONTINUED)
will be made from time to time in open market or privately negotiated transactions over one year, unless further extended by the Board. From July 28, 1999 to March 31, 2000, the Company repurchased 381,000 shares of the 4 million shares authorized at a cost of approximately $1.8 million.

    On January 11, 2000, the shareholders of the Company approved an increase of 70 million shares to the authorized number of shares of common stock bringing the total authorized from 60 million to 130 million shares.

6.  ACQUISITIONS & DIVESTITURES

    On January 11, 2000, the shareholders of both the Company and Xionics Document Technologies, Inc. (Xionics) approved a definitive acquisition agreement. Xionics designs, develops and markets innovative software and silicon solutions for printing, scanning, copying, processing and transmitting digital documents to computer peripheral devices that perform document imaging functions. Such devices include printers, copiers, scanners and multifunction peripherals that perform a combination of these imaging functions.

    Under the terms of the acquisition agreement, Oak issued approximately
9.5 million shares of its common stock and paid approximately $34.7 million in cash to acquire all of the common stock of Xionics. The Company recorded a special charge of approximately $9.9 million against earnings in the third fiscal quarter of 2000 in order to write off the cost of in-process research and development acquired in the merger. The amount allocated to the in-process research and development charge was determined through an established valuation technique used in the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition, as technological feasibility had not been established and no alternative uses exist. In addition to the $9.9 million charge taken, approximately $45.9 million (representing the fair value of net intangible assets acquired in the merger) has been recorded as intangible assets on the Company's balance sheet and is being amortized over three to five years. The transaction has been accounted for under the purchase method of accounting, and accordingly, the financial statements include the results of operations of Xionics form the date of acquisition.

    The amounts and components of the purchase price and the allocation of the purchase price to assets purchased are as follows:


Cash........................................................  $34,715
Common stock................................................   36,793
Fair value of Xionics stock options assumed.................    8,380
                                                              -------
  Total purchase price......................................  $79,888
                                                              -------
Fair value of net tangible assets of Xionics................  $24,051
Intangible assets and goodwill..............................   45,979
Purchase of in-process research and development.............    9,858
                                                              -------
  Total net tangible and intangible assets acquired.........  $79,888
                                                              -------

    The following unaudited pro forma financial information presents the combined results of operations of the Oak and Xionics as if the acquisition had occurred as of the beginning of fiscal 2000 and 1999, after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

6.  ACQUISITIONS & DIVESTITURES (CONTINUED)
financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
In thousands except for per share data:

Pro forma revenues......................................  $ 67,939   $ 80,684

Pro forma net loss......................................   (30,098)   (41,261)

Pro forma basic and diluted (loss) per share............  $  (0.58)  $  (0.81)
                                                          ========   ========

    In the third quarter of fiscal 2000, the Company recorded a special charge of $1.4 million primarily due to the planned abandonment of existing Imaging group facilities in favor of a location where the combined companies can be located. The company has negotiated a lease for office space in Woburn, Massachusetts where it plans to combine the Imaging business unit in August 2000.

    On January 19, 2000, the Company announced the sale of its broadband business group located in the United Kingdom and associated Intellectual Property in the United States to Conexant Systems, Inc. Under the terms of the agreement, Oak received $24.9 million in cash and stock from Conexant. The Company realized a gain of $22.4 million during the third fiscal quarter of 2000 from the sale.

    During the second quarter of fiscal 2000 the Company made an equity investment in a start-up venture, Earjam.com, with a first payment of approximately $1.0 million for a minority equity position. The Company recorded a special charge of $0.2 million against earnings in the second fiscal quarter of 2000 to write-off the amount of the investment allocated to in-process research and development. The Company made an additional $2.0 million payment in Earjam.com during the third quarter of fiscal 2000 and recorded an additional special charge of $0.3 million in the third fiscal quarter of 2000 to write-off the remaining amount of the investment allocated to in-process research and development. The amounts allocated to the in-process research and development charges during the second and third quarters of fiscal 2000 were determined through an established valuation technique used in the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition, because technological feasibility had not been established and no alternative uses exist. The investment has been accounted for under the equity method of accounting.

    Under the terms of a merger agreement with Xerographic Laser Images Corporation ("XLI") dated August 11, 1999, the Company may be obligated to pay up to an additional $10.3 million if revenues from products utilizing XLI's technologies are in excess of a base amount of $3.7 million for each year of a 3 year period ending December 31, 2000. To date, revenues have not exceeded the base amount and, accordingly, no additional payments to XLI have been made or accrued for.

7.  CONTINGENCIES

    The Company and various of its current and former officers and Directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired the Company's common

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

7.  CONTINGENCIES (CONTINUED)
stock (excluding the defendants and parties related to them) for the period
July 27, 1995 through May 22, 1996. This state court proceeding, designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 is pending in Santa Clara County Superior Court in Santa Clara, California. The lawsuit originally named as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs originally alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. The plaintiffs seek unspecified monetary damages. After several rounds of demurrers, the only remaining claim is the California Corporations Code Sections 25400/25500 cause of action against the Company, four officers and the Company's investment bankers and securities analysts. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case
No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. The defendants and certain third parties have produced documents and a number of depositions have been taken, including the depositions of those officers of the Company who were officers during the class period. Discovery will be concluded on June 5, 2000. This action is set for trial on July 3, 2000. Based on its current information, the Company believes this suit to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

    Additionally, various of the Company's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION, Master File No. CV758510. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of the Company, has been stayed pending resolution of the above described class actions. The plaintiffs are seeking monetary damages, equitable relief and an accounting for the defendants' sales of shares of the Company's common stock. Based on its current information, the Company believes suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

    The Company is party to various other legal proceedings, including a number of patent-related matters. In the opinion of management these other legal proceedings are not likely to have a material adverse effect, if any, on the Company's consolidated financial position or overall results of operations. In connection with these matters, however, the Company has incurred, and expects to continue to incur, legal and other expenses.

    If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

    For the first two quarters of fiscal year 2000, Oak Technology had three reportable segments offering different product lines to each of its target markets: Optical Storage, Consumer and Imaging. With the sale of the broadband business to Conexant in early January 2000, the Company has two remaining reportable segments: Optical Storage and Imaging. The Company evaluates operating segment performance based on net revenues and direct operating expenses of these segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. Imaging segment information reported for the three months ended March 31, 2000 includes the effects of the Xionics acquisition completed on January 11, 2000. The Company does not allocate assets to its individual operating segments. No reportable segments have been aggregated.

    Information about reported segment income or loss is as follows for the three and nine months ended March 31, 2000 and 1999 (in thousands):

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              MARCH 31,             MARCH 31,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Net Revenues:
  Optical Storage......................................  $12,205    $ 9,865    $ 15,846   $ 39,993
  Imaging..............................................   16,297      5,000      29,564     15,400
  Consumer.............................................       --      1,100       4,264      2,400
                                                         -------    -------    --------   --------
                                                         $28,502    $15,965    $ 49,674   $ 57,793
                                                         =======    =======    ========   ========
Cost of Goods Sold and Direct Operating Expenses:
  Optical Storage......................................  $13,532    $10,543    $ 26,038   $ 36,503
  Imaging..............................................   14,515      5,538      25,267     15,776
  Consumer.............................................       --      4,494      10,065     14,542
                                                         -------    -------    --------   --------
                                                         $28,047    $20,575    $ 61,370   $ 66,821
                                                         =======    =======    ========   ========
Contribution Margin:
  Optical Storage......................................  $(1,327)   $  (678)   $(10,192)  $  3,490
  Imaging..............................................    1,782       (538)      4,297       (376)
  Consumer.............................................       --     (3,394)     (5,801)   (12,142)
                                                         -------    -------    --------   --------
                                                         $   455    $(4,610)   $(11,696)  $ (9,028)
                                                         =======    =======    ========   ========

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

8.  SEGMENT INFORMATION (CONTINUED)
    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated condensed financial statements for the three and nine months ended March 31, 2000, is as follows (in thousands):

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            MARCH 31,             MARCH 31,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Contribution margin from operating segments..........  $    455   $ (4,610)  $(11,696)  $ (9,028)
  Indirect operating expenses........................     5,604      7,853     24,058     24,844
  Amortization of intangibles........................     3,888      1,328      7,888      3,614
  Restructuring......................................     1,420         --      1,420         --
  Acquired in-process research and development.......     9,858         --      9,858      7,161
Total operating income (loss)........................   (20,315)   (13,791)   (54,920)   (44,647)
                                                       --------   --------   --------   --------
  Gain on sale of business...........................    22,378         --     22,378         --
  Other income.......................................       954        839      5,081      4,326
                                                       --------   --------   --------   --------
Income (loss) before taxes...........................  $  3,017   $(12,952)  $(27,461)  $(40,321)
                                                       ========   ========   ========   ========

    Indirect operating expenses includes all costs and expenses not specifically charged to the operating segments in the financial information reviewed by the Company's chief decision making officer. These include various overhead and indirect sales expenses as well as corporate marketing and general and administrative expenses.

    The Company maintains significant operations in the United States, Taiwan and Japan. Activities in the United States consist of corporate administration, product research and development, logistics and worldwide sales and marketing management. Foreign operations consist of regional sales and marketing and administration.

    The distribution of net revenues for the three and nine months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               MARCH 31,             MARCH 31,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Revenue from unaffiliated customers originating from:
  United States.........................................  $ 8,525    $ 1,317    $13,520    $ 7,046
  Japan.................................................    6,937      8,135     15,830     30,831
  Korea.................................................   10,584      1,639     14,120      4,260
  Taiwan................................................       30        303        338      1,768
  Other Asia............................................      728      2,085      3,095      5,906
  Europe................................................    1,698      2,486      2,771      7,982
                                                          -------    -------    -------    -------
                                                          $28,502    $15,965    $49,674    $57,793
                                                          =======    =======    =======    =======

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

9.  COMPREHENSIVE INCOME

    The following table presents the calculation of comprehensive income as required by SFAS 130. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              MARCH 31,             MARCH 31,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Net income (loss):.....................................   $2,645    $(11,045)  $(27,833)  $(34,917)
  Other comprehensive income (loss):
    Change in unrealized gain (loss) on investments,
      net..............................................      944        (235)       784        (13)
                                                          ------    --------   --------   --------
Total comprehensive income (loss)......................   $3,589    $(11,280)  $(27,049)  $(34,930)
                                                          ======    ========   ========   ========

10.  SUBSEQUENT EVENTS

    On April 24, 2000 the Company signed an Asset Purchase Agreement by and between Oak, TCD Labs and the shareholders of TCD Labs. Under the agreement, the Company paid $1.5 million for the net assets of TCD and may be liable for an additional $1.5 million in contingent payments for the achievement of specific milestones, as well as a percentage of the direct contribution margins, both of which may be earned over the next three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS ITEM 2, THOSE DESCRIBED ELSEWHERE IN THIS QUARTERLY REPORT AND THOSE DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED JUNE 30, 1999, OTHER QUARTERLY REPORTS ON FORM 10-Q, FORM S-4, AND OTHER REPORTS FILED UNDER THE EXCHANGE ACT.

GENERAL

    The Company designs, develops and markets high performance embedded software and integrated semiconductor solutions to original equipment manufacturers worldwide that serve the optical storage and digital imaging markets. The Company's products consist primarily of embedded software, integrated circuits and supporting software and firmware to provide a complete solution for customers, thereby enabling them to deliver cost effective, powerful systems to end users for home and business use. The Company's mission is to be a leading solutions provider for the storage and distribution of digital content.

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

    Excluding the gain of approximately $22.4 million from the sale of the Company's broadband business group, the Company would have recorded its ninth consecutive quarterly loss. Low revenues and continued losses are primarily due to a product transition in the Company's optical storage business, which historically has accounted for approximately 80% of the Company's revenues. Volume shipments of its next generation CD-RW controllers are expected to increase as the Company's OEM customers achieve production volumes. However, the Company cannot predict the product's ultimate level of customer acceptance, or if any, the impact of that acceptance on future operating results.

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

    In addition, the Company's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past. The Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in Digital Video Disk ("DVD") systems, CD-RW drivers and inkjet multi-function peripherals. The Company's DVD, CD-RW, and digital imaging products are subject to the new product risks described in the preceding paragraph, including in particular the Company's ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on its operating results.

RESULTS OF OPERATIONS

    NET REVENUES. Net revenues increased 79% to $28.5 million for the three months ended March 31, 2000 from $16.0 million in the comparable period of fiscal 1999. This was primarily the result of the additional revenues provided by Xionics operations after its acquisition in January, 2000, and to a lesser extent from an increase in shipments of the Company's newly introduced OTI9790 8X CD-RW controller. For the nine month period ended March 31, 2000, net revenues decreased 14% to $49.7 million from $57.8 million in the comparable period of fiscal 1999 due to overall product transitions in the optical storage business as partially offset by the acquisition of the Xionics operations and the recent success of the OTI9790 8X CD-RW controller.

    Net revenues in the Optical Storage business segment were $12.2 million for the third quarter of fiscal 2000, representing an 11% increase from the segment's net revenues of $11.0 million reported in the third quarter of fiscal 1999. This increase is due to shipments of the Company's OTI9790 8X CD-RW controller during the quarter. Optical Storage business segment revenues were $20.1 million for the first nine months of fiscal 2000, representing a 53% decrease from the segment's net revenues of $42.5 million reported in the comparable period of fiscal 1999. This decrease is primarily the result of the maturation of the CD-ROM market coupled with a loss of market share in Taiwan and previous development delays in the Company's next-generation CD-RW controller.

    Net revenues for the Imaging business segment were $16.3 million for the three months ended March 31, 2000, representing a 226% increase over the $5.0 million reported in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, Imaging business segment revenues were $29.6 million, representing a 92% increase from the segment's net revenues of $15.4 million reported in the comparable period of fiscal 1999. These increases were primarily due to the acquisition of Xionics Document Technologies, Inc, during the current quarter and to a lesser extent increased revenues from the segment's traditional compression codec and resolution enhancement products during first three and nine months of fiscal 2000.

    GROSS MARGIN. Cost of revenues includes the cost of wafer fabrication; assembly and testing performed by third-party vendors; direct and indirect costs associated with the procurement; scheduling and quality assurance functions performed by the Company, and software development costs. The Company's gross margin increased to 55.9% in the three months ended March 31, 2000, compared to 46.2% during the comparable period in the prior year. For the first nine months of fiscal 2000 gross margin increased to 51.2% from 47.0% during the same period of the prior year. These increases were primarily due to the inclusion of Xionics software revenues with higher average gross margins than the Company's traditional product gross margins.

    Gross margin for the Optical Storage business segment was 40% for the third quarter of fiscal 2000 and for the comparable quarter of the prior year and 31% for the first nine months of fiscal 2000 compared to 42% for the first nine months of the prior year. This decrease is primarily due to a shift in product mix to lower margin products during fiscal 2000.

    Gross margin for the Imaging business segment was 68% for the third quarter of fiscal year 2000, compared to 59% reported in the third quarter of fiscal 1999 and 65% for the first nine months of fiscal 2000 compared to 61% for the first nine months of the prior year. These increases were primarily due to the inclusion of Xionics software revenues with higher average gross margins than other imaging product gross margins.

    The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products may continue to decline over time and that ASPs for each new product may decline significantly over the life of the product. Wafer Costs from the foundries may also increase over time and there is no assurance that the Company will be able to pass these potential cost increases, if any, on to the Company's OEM customers. In addition, given the extremely competitive nature of the optical storage market, the Company believes that gross margins for new products in this market may be somewhat lower than historical levels.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs are expensed as incurred. Research and development expenses of $12.3 million for the three months ended March 31, 2000 increased $1.0 million, or 9.4%, from $11.2 million in the comparable period of the previous fiscal year. This increase was primarily due to the acquisition of Xionics Document
Technologies, Inc. during the quarter. For the first nine months of fiscal 2000, research and development expenses of $36.1 million increased $1.9 million, from $34.2 million in the comparable period of the previous fiscal year. The increase was primarily due to charges totaling $1.2 million related to the write-off of intangible assets due to the divestiture of the Company's consumer group, $0.7 million related to the purchase of licensed technology used for research and development, and write-offs of obsolete capital equipment of $0.5 million during the second quarter of fiscal 2000. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: Optical Storage and Imaging.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (S,G&A) expenses increased by 2.2% to $8.8 million for the three months ended March 31, 2000 from $8.6 million in the comparable period of the prior year. This increase is primarily due to the acquisition of Xionics Document Technologies during the quarter. For the first nine months of fiscal 2000, selling, general and administrative expenses decreased by 6.7% to $25.0 million from $26.8 million during the comparable period of the prior year. This decrease is primarily due to lower consulting and legal fees during fiscal 2000. S,G&A expenses increased significantly as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to a significant decrease in the Company's net revenues in the comparison periods.

    ACQUIRED IN-PROCESS TECHNOLOGY. During the third quarter of fiscal 2000 the Company charged $9.9 million and $0.3 million to operations to record the amount of the Xionics and Earjam.com purchase price allocated to in-process research and development, respectively. For the nine months ended March 31, 2000, the Company charged $9.9 million and $0.5 million to acquired in-process technology related to the acquisition of Xionics Technologies, Inc. and to the equity investment in Earjam.com, respectively. The amounts charged were determined through an established valuation technique used in the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition, as technological feasibility had not been established and no alternative uses exist.

    During the first quarter of fiscal 1999, the Company acquired ViewPoint and XLI. Of the combined purchase prices of the two companies, $7.2 million was allocated to IPR&D and was charged to operations ($4.8 million related to ViewPoint, $2.4 million related to XLI). Substantially all of the remainder of the purchase price of each of the two companies (aside from allocations to tangible assets totaling $0.9 million) has been allocated to purchased technology and other intangible assets (totaling $8.8 million) recorded on the Company's balance sheet, and will be amortized to operations on a straight-line basis over three years. During the second and third quarters of fiscal 2000, the Company made an equity investment in Earjam.com--an Internet based company to facilitate the downloading of music from the Internet. Of the $3.0 million investment in Earjam, $0.5 million was allocated to IPR&D and was charged to operations. The remaining investment of approximately $2.5 million is accounted for under the equity method of accounting.

    RESTRUCTURING. During the third quarter of fiscal 2000 the Company accrued $1.4 million as restructuring charges. Approximately $1.2 million was accrued for the planned abandonment of its leased facility in Andover, Massachusetts. The Company negotiated a new lease for 82,000 square feet of office space in Woburn, Massachusetts and plans to combine its Imaging group at that new location in August 2000. Approximately $0.2 million was accrued for employee severance. The Company expects to pay for these charges during fiscal 2001.

    NONOPERATING INCOME. During the third quarter of fiscal 2000, the Company sold its broadband business unit located in the United Kingdom for $24.9 million in cash and stock and recorded a nonoperating gain of $22.4 million related to the sale.

    OTHER NONOPERATING INCOME. During the third quarter of fiscal 2000, other nonoperating income increased to $1.0 million from $0.8 million during third quarter of fiscal 1999. For the first nine months of fiscal 2000, other nonoperating income increased to $5.1 million from $4.3 million in the comparable period of the prior year. This increase is primarily due to increased interest income from higher average short-term investments and higher interest rates combined with foreign currency translation gains (related primarily to the strengthening of the Japanese Yen) recognized during the periods.

    INCOME TAXES. Management believes that sufficient future taxable income may not be generated in order to realize all the Company's deferred tax assets. Accordingly, during fiscal 1999 a full valuation allowance against deferred tax assets was established. Given this, no income tax benefit was recognized with respect to operating losses for the first nine months of fiscal 2000. The Company recorded an income tax provision for foreign income tax withholding of $0.4 million during the third quarter of fiscal 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    EXPECTED BENEFITS OF THE MERGER WITH XIONICS DOCUMENT TECHNOLOGIES, INC. MAY NOT BE ACHIEVED.

    In order to realize the benefits of the merger, the Company will have to effectively integrate the operations and management acquired in the merger, together with technical research and development, sales and marketing, business development efforts and also retain key personnel in this process. The successful execution of these events will involve considerable risk and may not be successful. If the Company is not successful in accomplishing this integration, then the objectives of the merger, including improved operating results will not be realized. A key benefit of the merger is perceived to be the Company's opportunity to transition from being an integrated circuits provider to a complete solutions provider for the growing digital office market, and thereby, gain a larger share of the products outsourced by the Company's original equipment manufacturer, or OEM, customers. The Company believes that it will have the resources and technology necessary to be a leading supplier to the digital office market and will offer one of this industry's most integrated and flexible platforms. However, if the integration is not successful or is unexpectedly delayed or more expensive than contemplated, the Company will not realize these benefits to the fullest extent possible.

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

    - The Company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by third party and other financial analysts; or

    - The effect of the merger on the Company's financial results are not consistent with the expectations of third party and other financial analysts.

    THE COMPANY'S FUTURE FINANCIAL RESULTS WILL BE ADVERSELY IMPACTED BY THE COSTS OF THE MERGER AND MAY BE FURTHER ADVERSELY IMPACTED BY THE ACCOUNTING TREATMENT OF THE MERGER.

    The Company took a special charge of approximately $9.9 million against earnings in the third fiscal quarter of 2000 in order to write off the cost of in-process research and development acquired in the merger. The Securities and Exchange Commission has recently begun disapproving large in-process research and development write-offs. If the write-off is not as the Company expects, a larger portion of the purchase price paid in the merger will have to be allocated to the assets on the Company's balance sheet and amortized over a period of time. This in turn will have an adverse effect on the Company's earnings per share throughout the amortization period, as a small amount of the asset booked will be treated as an expense each quarter. In addition to the $9.9 million charge taken, approximately $45.9 million (representing the fair value of net intangible assets acquired in the merger) will be recorded on the Company's balance sheet and amortized over three to five years.

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

    - The competitiveness of the Company's customers; and

    - The inability to obtain foundry capacity

    The Company is in the process of diversifying its business so that its product offerings include not only integrated circuits, but also embedded software and platform solutions. However, a significant portion of the Company's revenue will continue to come from its semiconductor product offerings. The semiconductor industry historically has been characterized by rapid technological change and product obsolescence, cyclical market patterns and seasonal customer demand, significant price erosion, periods of over-capacity and under-capacity, periods of production shortages, variations in manufacturing costs, including raw materials, and yields, and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. Any downturns in the industry may cause the Company's business, financial condition and results of operations to suffer.

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

    THE COMPANY HAS A RECENT HISTORY OF OPERATING LOSSES AND MAY NOT BECOME OR REMAIN PROFITABLE

    Although the Company experienced periods of profitability following its reincorporation in Delaware in October 1994 in connection with its initial public offering (the Company was first incorporated in California in 1987), the Company has at times sustained significant losses since the initial public offering and may not become profitable in the future. While the Company had net income of $5.9 million in fiscal 1998, its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998 and an operating loss of $61.9 million for fiscal 1999 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). The Company's operating losses generally have been due to its dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In fiscal 1998, the Company failed to timely and/or adequately develop its integrated CD-ROM controller product and second generation CD-RW product. Consequently, for fiscal 1999, the Company was dependent on mature CD-ROM products and its first generation CD-RW product for its revenue. These mature products continued to decline in both unit sales volume and average sales price in each successive quarter. In the third quarter of fiscal 2000, the Company achieved volume production with its next generation CD-RW product. However, given certain evolving dynamics in the CD-RW market, including the rate of adoption of this technology, competition and selling prices, the Company cannot accurately predict the product's impact on operating results nor can any assurance be given that revenue from this product will enable the Company to return to profitability.

    The Company expects that the average selling prices (ASP's) for its optical storage products will continue to decline over time and that ASPs for each new optical storage product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, the Company believes that gross margins for new products in its optical storage market will be lower than historical levels. However, the Company believes that with the additional planned software and solution product offerings from the Company's Optical and Imaging Groups, gross margins in general will increase in the future.

    If the Company incurs additional losses or fails to achieve profitability in the future, this will significantly harm its business and may affect the trading price of its common stock.

    THE COMPANY'S FINANCIAL PERFORMANCE IS HIGHLY DEPENDENT ON THE TIMELY AND SUCCESSFUL INTRODUCTION OF NEW PRODUCTS

    The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's financial performance is highly dependent upon timely and successful execution of next generation and new products, including those from acquired businesses, particularly in light of the Company's past failure to timely develop new products for the optical storage market in fiscal 1998 and 1999. The failure to timely and successfully introduce next generation and new products that achieve market acceptance in the future could seriously damage the

Company's business, financial condition and results of operations. Specifically, the Company's performance is highly dependent upon the successful development and timely introduction of its next generation CD-RW controller, combination DVD and CD-RW controller, MPEG-2 decoder for the DVD player market, and embedded imaging processing solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips for multifunction peripherals.

    In the optical storage market, particularly DVD, a variety of standards and formats are being proposed, making it difficult to develop product to market requirements, and making it even more difficult for the market to develop. Product delay's in the Company's Optical Storage Group have resulted primarily from difficulties in allocating engineering personnel among competing projects, engineering resource limitations, and unanticipated engineering complexity. Although recently, the Company timely introduced its next generation CD-RW product and refocused its Optical Storage Group on a defined product roadmap, there can be no assurance that these or other factors will not contribute to future delays. In the digital office market in which the Company's recent acquired business competed with software products and the Company with integrated circuits, the Company will need to address a variety of other factors related to that market with respect to new product development. Product delays in the past in both the Company's Imaging Group and its recently acquired business have resulted from numerous factors such as changing OEM customer product specifications, difficulties in allocating engineering personnel among competing projects, other resource limitations, difficulties with independent contractors, changing market or competitive requirements and unanticipated engineering complexity. There can be no assurance that these or other factors will not contribute to future delays; that OEM customers will tolerate those delays; or that delayed office devices, once introduced, will meet with market acceptance or success. Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices. Some of the Company's competitors have the capacity to supply these solutions, and some of their solutions are well-received in the marketplace. The Company faces the challenges of developing products that will require greater color and image complexity capability including web-based documents, and to work with higher performing devices in networked environments. Any significant inability to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market could cause future results of operations to differ materially from current expectations.

    Due to the design complexity of the Company's products, especially with the increased levels of integration that are required, the Company has previously experienced delays in completing development and introduction of new products for the optical storage and the digital office markets. In addition, in light of the short product life cycles associated in the markets related to acquired businesses, any delay or unanticipated difficulty associated with new product development or introduction could result in a material adverse effect on the Company's business, results of operations and financial condition.

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

    THE COMPANY'S FUTURE REVENUES ARE HIGHLY DEPENDENT ON SALES OF ITS CD-RW CONTROLLER PRODUCT

    The Company's future revenue generation is highly dependent on its recently introduced and next generation CD-RW product as well as its combination DVD and CD-RW product. The Company is no longer developing any CD-ROM controllers, but since the early part of fiscal 1999 has been instead focusing its development efforts on controllers for CD-RW and DVD drives. If the Company's recently introduced CD-RW product fails to achieve market acceptance, it will need other sources of revenue to offset the previous discontinuation of sales of its CD-ROM controllers. In fiscal 1999, revenue generated from the Company's optical storage CD-ROM and CD-R/RW businesses declined 73% and 36%, respectively, compared to the previous year, primarily due to delays in the development of the next-generation integrated CD-ROM device and CD-RW product. Similarly, in fiscal 1998, revenue generated from the Company's optical storage CD-ROM business declined 25% from the prior year primarily due to delays in the next-generation single chip and integrated CD-ROM device.

    Although the Company was a leading supplier of CD-RW controllers, due to product delays in its second generation CD-RW product, the Company lost its leadership in this market. While the Company is currently in production with its next generation CD-RW product with a few customers, no assurance can be given this product or its successor will be competitive in the marketplace or carried into production by targeted customers. In addition, even if this product proves to be competitive and is accepted by targeted customers, there is no assurance that the Company's customers will be successful.

    The Company also faces increased competition in the emerging CD-RW and DVD markets in both the PC and consumer segments. In addition, the current trend toward integrating increased functionality on the CD-RW or DVD controller potentially adds to the development and manufacturing costs of producing the controller. The Company's revenues and gross margins from its optical storage controller products will be dependent on the Company's ability to introduce integrated products for the CD-RW and DVD markets in a commercially competitive manner.

    The decrease in the overall level of sales of, and prices for, the Company's CD-ROM and older generation CD-RW controller product due to introductions of newer products by competitors, the decline in demand for CD-ROM controller products generally, product obsolescence and delays in the Company's integrated CD-ROM controller product and its next generation CD-RW product, have had a material adverse effect on the Company's business, financial condition and results of operations, and will continue to have that effect if the Company fails to successfully introduce new and next generation products to the optical storage market.

    The Company also anticipates that the royalty streams derived from OEMs' shipments of office equipment containing the Company's products, and the sale of related products and services to manufacturers of office equipment will account for a significant portion of its revenue for the foreseeable future, although not as significant as CD-RW for the remainder of fiscal 2000 and possibly fiscal 2001. In order to assure that the Company will derive future royalty streams from the shipment of OEM devices, the Company and its OEMs are required to develop and release in a regular and timely manner new office products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. The Company's OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and cost of development to the Company and its OEMs. The Company's success will depend on, among other things: the rate at which OEMS serving the digital office market outsource their technology needs, market acceptance of the Company's technology and products and the office devices of the Company's OEMs; the ability of the Company and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company; successful implementation of the Company's technology and products in new office devices being developed by its OEMs; and successful marketing of those devices by the OEMs. Revenues from the office equipment market will depend heavily on the Company's ability to integrate its recent acquired business, Xionics Document Technologies, successfully in order to develop complete product solutions and compete more effectively and successfully against other suppliers and outsourcers as well as its own OEM customers and other manufacturers.

    THE COMPANY'S FUTURE REVENUES RELATED TO ITS IMAGING GROUP ARE HIGHLY DEPENDENT ON ITS RELATIONSHIP WITH HEWLETT-PACKARD

    Historically, contracts and licenses with Hewlett-Packard generated a significant portion (66% in fiscal 1999) of the revenues related to the digital office equipment business of Xionics Document Technologies, the company acquired in the third quarter of fiscal 2000. In addition, the Company's Imaging Group has sold integrated circuits to Hewlett-Packard in the past. For the first nine months of fiscal 2000, sales of integrated circuits to Hewlett-Packard represented 16% of Oak's Imaging Group's revenue. It is anticipated that revenue from Hewlett-Packard will constitute a significant portion of the Company's overall revenues going forward. Therefore, any significant disruption or deterioration of its relationship with Hewlett-Packard would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has met all of its obligations necessary to secure the right to receive ongoing payments from Hewlett-Packard various agreements with Hewlett- Packard, and is also current in performing its obligations under these various agreements. However, there can be no assurance that the Company will continue to meet all such obligations in the future. Hewlett- Packard has the right to terminate each of its agreements with the Company if the Company materially breaches its obligations under that agreement and does not cure such breach within 30 days. In addition, competitors of the Company, including without limitation Adobe Systems Inc., Peerless Systems Corporation, Electronics for Imaging, Inc. and Texas Instruments are continuously engaged in efforts to expand their business relationship with Hewlett-Packard at the Company's expense, and are likely to continue those efforts in the future. There can be no assurance that one or more of the Company's competitors will not be successful in competing with the Company for some or all of Hewlett-Packard's business. Further, although Hewlett-Packard has shown a strong tendency to outsource embedded systems software and development for its office products over the past several years, there can be no assurance that this trend will continue or that Hewlett-Packard's internal development groups will not compete successfully for some or all of this outsourced business in the future. Finally, any adverse change in Hewlett-Packard's business, results of operations or financial condition could in turn have a material adverse effect on the Company's business, results of operations and financial condition.

    THE COMPANY'S MARKETS ARE INTENSELY COMPETITIVE AND EXPERIENCE RAPID TECHNOLOGICAL CHANGE

    The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, declining average unit sales prices and rapid product obsolescence. If the Company cannot successfully respond to the technological advances of others or if its new products or product enhancements do not achieve market acceptance, the Company's business, operating results and financial condition could be seriously harmed. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's principal competitors in the optical storage market are MediaTek, Toshiba and Ricoh; its principal competitors in the digital office market are Adobe Systems, Inc., Peerless Systems Corporation, Electronics for
Imaging, Inc., and in-house, captive suppliers, and the Company expects increased competition from the merchant market in the future. Many of these existing competitors as well as those customers expected to compete in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. In addition, much of the Companies success is dependent on the success of its OEM customers. The Company's OEM customers in both the optical storage, and digital office markets compete fiercely with one another for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices.

    The markets for most of the applications for the Company's products, especially in the optical storage market, are characterized by intense price competition. As the markets for these products mature and competition increases, as has been the trend for the optical storage, the Company anticipates that average sales prices on products will decline. If the Company is unable to reduce costs sufficiently to offset declines in average sales prices or is unable to successfully introduce new higher performance products with higher average sales prices, operating results will be materially adversely affected.

    The future growth of the digital office market is highly dependent on OEMs' continuing to outsource an increasing portion of their product development work. While the trend toward outsourcing on the part of the Company's OEM customers has accelerated in recent years, any reversal of this trend could have a material adverse effect on the Company's business, financial condition, and results of operations. Similarly, significant market trends leading to changes in the way the Company's competitors do business may enable them to compete more effectively against the Company than they have in the past. For example, in response to market demand, Adobe Systems, Inc. has recently begun licensing the source code of its PostScript page description language interpreters to certain development partners, including competitors of the Company. These changes, if they enable competitors to compete more effectively for business from the Company's customers, could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, changes in strategy by the Company's competitors, for example price reductions, new product introductions or new marketing/distribution methods, could make it more difficult for the Company to compete effectively, cause reduced market demand for the Company's products and/or render the Company's products obsolete.

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

    The Company also generally enters into confidentiality agreements with its employees and consultants and confidentiality and license agreements with its customers and potential customers, and limits access to and distribution of the source and object code of its software and other proprietary information. With respect to its page description language software and drivers for the digital office market and in limited circumstances with respect to firmware and drivers for its optical storage products, the Company grants licenses that give its customers access to and restricted use of the source code of the Company's software which increases the likelihood of misappropriation or misuse of the Company's technology. Accordingly, despite the Company's precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's technology or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps the Company takes will be adequate to prevent misappropriation of its technology or to provide an adequate remedy in the event of a breach or misappropriation by others.

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

    The Company has historically indemnified its customers for certain costs and damages of patent infringement in circumstances where the Company's product is the factor creating the customer's infringement exposure. This practice generally excludes coverage in circumstances where infringement arises out of the combination of the Company's products with products of others or where infringement arises based on modifications made by the customer to the Company's products. This indemnification practice, however, could have a material adverse effect on the results of operations.

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

    During the third calendar quarter of 1999, Taiwan, the location of the Company's primary wafer manufacturer, Taiwan Semiconductor Manufacturing Company, experienced a severe earthquake. To date, the Company has not experienced any material delays of its wafer deliveries from its primary manufacturer. However, there is a current shortage of foundry capacity that is expected to last at least through calendar 2000. Although the Company believes it has sufficient capacity to meet its needs through calendar 2000, the Company has no firm commitments in place, and therefore, there is no assurance that the Company will be able to secure capacity for its manufacturing needs and/or not experience delays in the future.

    THE COMPANY'S FAILURE TO ACCURATELY FORECAST DEMAND FOR ITS PRODUCTS COULD NEGATIVELY IMPACT ITS RESULTS OF OPERATIONS

    Under its foundry agreements, the Company is required to place non-cancelable orders and purchase its products on an approximately three-month rolling basis. The Company's customers, on the other hand, generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be cancelled, without significant penalty. This limits the Company's ability to react to fluctuations in demand for its products. If the Company overestimates the product necessary to fill orders, or fails to foresee a technology change that could render a product obsolete, it will build excess inventories which could harm its gross margins and operating results. If the Company underestimates the product necessary to fill orders, it may not be able to obtain an adequate supply of products which could harm its revenues. The Company has experienced inventory write-offs of its optical storage products in the past primarily due to unforeseen and rapid changes in its customers' demand, in particular speed changes, and consequently experienced rapid product obsolescence.

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

    A large portion of the Company's revenues are derived from international sales. International sales, principally to Japan, Korea, Singapore and Europe, accounted for approximately 73% and 88% of the Company's net revenues for the first nine months of fiscal 2000 and 1999, respectively. The Company also depends on foreign subcontractors for the manufacture of its products. Most of the Company's foreign sales and purchases are negotiated in US dollars, although invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations in the foreign countries in which it does business.

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

    In addition, the Company has several significant OEM customers in Japan, South Korea, and other parts of Asia. Although the adverse economic circumstances recently prevailing in Japan and elsewhere in Asia have begun to show signs of abating, they could still affect these customers' willingness or ability to do business with the Company in the future or their success in developing and launching in particular office devices containing the Company's products.

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

    The Company has derived a substantial portion of its net revenues from a limited number of customers and expects this concentration to continue. For the first nine months of fiscal 2000, sales to the Company's top ten customers accounted for approximately 69% of the Company's net revenues. In addition, the Company has experienced significant changes from year to year in the composition of its major customer base and the Company believes this pattern of significant change may continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the Company has no long term purchase agreements with any of its customers. The loss of, or significant reduction in purchases by, current major customers of the Company would significantly reduce its revenues.

    THE COMPANY IS A DEFENDANT IN SEVERAL LAWSUITS

    The Company and various of its current and former officers and directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired the Company's common stock for the period from July 27, 1995 to May 22, 1996, alleging state securities law and other violations. Additionally, various of the Company's current and former officers and directors are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, the Company believes the class action and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's financial statements. The Company is also a party to various other legal proceedings, including a number of patent-related matters. In the opinion of management, these patent related legal proceedings will not result in any material liability to the Company. In connection with these lawsuits, however, management time has been, and will continue to be, expended and the Company has incurred, and expects to continue to incur, substantial legal and other expenses.

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

    THE COMPANY WILL DEPEND ON KEY PERSONNEL TO MANAGE ITS BUSINESS, AND THE LOSS OF ANY KEY PERSONNEL COULD SERIOUSLY HARM ITS BUSINESS

    The Company's future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel including highly skilled engineering and technical employees. Specifically, it is important for the Company to retain the services of Young K. Sohn, the Company's current president and chief executive officer. The Company is in the process of recruiting technical and operational personnel. Competition for these people is intense because of this limited number of candidates and the growth of high-tech companies, and there can be no assurance that the Company will be able to attract and retain qualified replacements or additional technical or operational personnel. Moreover, none of the key technical or senior management personnel of the recently acquired Xionics Document Technologies are bound by long-term employment arrangements. There is no assurance that the Company will be able to find suitable replacements for any senior management personnel who may leave the Company.

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

    LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of March 31, 2000 consisted of approximately $135.0 million in cash, cash equivalents and short-term investments. The Company also has approximately $8.7 million in lines of letters of credit with Taiwanese financial institutions, all of which was available at March 31, 2000. The Company had outstanding commitments to purchase capital equipment of approximately $1.5 million at March 31, 2000. Additionally, the Company repurchased 381,000 shares of its common stock during the nine months ended March 31, 2000, for a total of approximately $1.8 million.

    During the first nine months of fiscal 2000, cash and cash equivalents increased by $19.7 million compared to a $34.2 million decrease for the first nine months of fiscal 1999. The primary sources contributing to the improvement are described below.

    Cash used in operating activities was $11.4 million in the first nine months of fiscal 2000, compared to $7.9 million used in the comparable period of fiscal 1999. Although operating cash was negatively affected by a net loss in the first nine months of fiscal 2000, it was positively impacted by an increase in working capital. The increase in working capital was attributable to increases in receivables and inventories which were more than offset by increases in accounts payable and accrued expenses, and decreases in foundry deposits, prepaid expenses and other assets.

    The Company's investing activities generated $27.4 million of cash for the first nine months of fiscal 2000, compared to the use of $24.4 million of cash in the comparable period of fiscal 1999. Proceeds from matured short-term investments and cash received from the sale of the broadband business group to Conexant were the primary sources of cash from investing activities for fiscal 2000 and were partially offset by purchases of short-term investments, the purchase of Xionics and Earjam.com and additions to property and equipment. This compares to cash used in investing activities in the comparable period of fiscal 1999, primarily attributed to the Company's investment in Viewpoint and XLI, additions to property and equipment and purchases of short-term investments.

    The Company's financing activities provided $3.8 million of cash in the first nine months of fiscal 2000, compared to a use of $1.9 million by financing activities in the comparable period of fiscal 1999. Cash provided by financing activities for the first nine months of fiscal 2000 included the issuance of common stock partially offset by treasury stock acquisitions. In the first nine months of fiscal 1999 the Company's repayment of debt and treasury stock acquisitions were partially offset by the issuance of debt and issuances of common stock.

    The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund operations over the next twelve months. If, however, during the next twelve to eighteen month period the Company fails to increase its revenue or is unable to reduce its expenses below its revenues, then the Company may be in a position where it will need to seek additional financing. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, other than those disclosed above or in our Form 10K/A for the previous fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of March 31, 2000 and June 30, 1999, the Company had foreign currency exchange contracts to exchange Yen for US Dollars for approximately $1,650,000 and $1,030,000, respectively. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at March 31, 2000 and June 30, 1999, the effect on the company's consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

    The Company's cash equivalents and short-term investments ("investments") are normally exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. The Company normally manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations maturing within the next

24 months. In addition, the Company typically does not use investments for trading or other speculative purposes. Due to the short maturities of its investments, the carrying value approximates the fair value. If market rates were to increase immediately and uniformly by 10% from levels as of March 31, 2000 and 1999, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. Due to the divestiture of the Broadband business, at March 31, 2000 the Company was in the unusual position of also holding an investment of 293,794 shares of Conexant
Systems Inc. Common Stock at an approximate book and fair value of $ 68.05 per share. This is a highly volatile equity security with market valuations in the range of $ 41 to $ 132 since mid January 2000. The original shares were not registered and available for sale until early March 2000 and the company intends to convert these shares into cash over time as the market permits.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company and various of its current and former officers and Directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. This state court proceeding, designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 is pending in Santa Clara County Superior Court in Santa Clara, California. The lawsuit originally named as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. The plaintiffs seek unspecified monetary damages. After several rounds of demurrers, the only remaining claim is the California Corporations Code Sections 25400/25500 cause of action against the Company, four officers and the Company's investment bankers and securities analysts. On July 16, 1998, the state court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. The defendants and certain third parties have produced documents and a number of depositions have been taken, including the depositions of those officers of the Company who were officers during the class period. Discovery will be concluded on June 5, 2000. This action is set for trial on July 3, 2000. Based on its current information, the Company believes this suit to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

    Additionally, various of the Company's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION, Master File No. CV758510. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of the Company, has been stayed pending resolution of the above described class actions The plaintiffs are seeking monetary damages, equitable relief and an accounting for the defendants' sales of shares of the Company's common stock. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's Consolidated Financial Statements.

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

    On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action, Case No. C-97-20959. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against the Company by MediaTek (described below) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay was to be lifted upon final resolution of Investigation No. 337-TA-409; however, the judge has ordered that the consolidated action continue stayed pending the resolution of the parties appeal of the ITC ruling to the Federal Circuit Court of Appeals. (described below.)

    In a related action to the lawsuit that was commenced by the Company against UMC (described above), on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic advantage, Case No. C-97-21126. MediaTek seeks compensatory damages of not less than $10 million and punitive damages. The Company filed its answer on January 8, 1998, denying all the allegations. The Company believes the suit to be without merit and will vigorously defend its patent. On June 11, 1998, this case was consolidated for all purposes with a related case brought by the Company against UMC (described above) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay was to be lifted upon final resolution of Investigation No. 337-TA-409; however, the judge has ordered that the consolidated action continue stayed pending the resolution of the parties appeal of the ITC ruling to the Federal Circuit Court of Appeals. (described below.)

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

    On February 24, 2000, the Company appealed the Commission's ruling that no unfair trade practices were committed by MediaTek under Section 337 of the Tariff Act to the Federal Circuit Court of Appeals. No decision is expected to be rendered by the Federal Circuit of Appeals for twelve to eighteen months from the time of appeal. In connection with this proceeding, the Company will continue to incur legal fees and other expenses.

    If any of the above pending actions with respect to UMC and MediaTek are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.  (a)  The Company's Annual Meeting was held on January 11, 2000.

    (b) The following Directors were elected at the meeting:

                                                                   PERCENTAGE OF
                                                         FOR       VOTES RECEIVED
                                                      ----------   --------------
Ta-Lin Hsu, Ph.D....................................  37,501,607          92%
Albert Y.C. Yu, Ph.D................................  37,506,034          92%

    The following Directors remained on the Board of Directors subsequent to the meeting:

                                    Richard B. Black
                                    David D. Tsang
                                    Ta-Lin Hsu
                                    Albert Y.C. Yu
                                    Timothy Tomlinson
                                    Young K. Sohn

    Peter J. Simone became a member of the Board of Directors on January 11, 2000 pursuant to the terms of the merger agreement between the Company and Xionics Document Technologies, Inc.

    (c) Other matters voted on at the meeting were the following:

        To approve the issuance of shares of common stock of Oak, par value $0.001 per share, pursuant to a merger agreement by and among Oak, Xionics Document Technologies, Inc. and Vermont Acquisition Corp., a wholly owned subsidiary of Oak, under which Xionics will become a wholly owned subsidiary of Oak:

For.............................  23,833,612
Against.........................     128,058
Abstain.........................     107,068

        To approve an amendment to Oak's restated certificate of incorporation to authorize an additional 70,000,000 shares of common stock, par value $0.001 per share:

For.............................  23,492,849
Against.........................     448,809
Abstain.........................     127,080

        To ratify the appointment of KPMG LLP as independent accountants:

For.............................  34,497,178
Against.........................      54,862
Abstain.........................      88,069

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER         EXHIBIT TITLE
-------        -------------
Exhibit 10.35  Lease Agreement dated March 16, 2000 between 10 Presidential
                 Way Associates, LLC c/o Norblom Management Company, Inc.
                 and the Company (lease agreement for 10 Presidential Way,
                 Woburn, Massachusetts)
Exhibit 10.36  Bill of Sale and Assignment Agreement between Conexant
                 Systems, Inc. and Oak Technolgy, Inc. dated January 19,
                 2000
Exhibit 27.1   Financial Data Schedule

    (b) Reports on Form 8-K:

       The Company filed two reports on Form 8-K during the quarter ended March 31, 2000. Information regarding the items reported on is as follows:

DATE              ITEM REPORTED ON
----              ----------------
January 21, 2000  The Company announced the completion of the acquisition of
                    Xionics Document Technologies, Inc.
March 03, 2000    The Company announced the appointment of John S. Edmunds to the position of Vice President of Finance and Chief
                    Financial Officer

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OAK TECHNOLOGY, INC.
                                               (Registrant)

Date: May 12, 2000
                                               /s/ JOHN S. EDMUNDS
                                               --------------------------------------------
                                               John S. Edmunds,
                                               VICE-PRESIDENT FINANCE
                                               CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
Exhibit 10.35           Lease Agreement dated March 16, 2000 between 10 Presidential
                        Way Associates, LLC c/o Norblom Management Company, Inc. and
                        the Company (lease agreement for 10 Presidential Way,
                        Woburn, Massachusetts)

Exhibit 10.36           Bill of Sale and Assignment Agreement between Conexant
                        Systems, Inc. and Oak Technolgy, Inc. dated January 19, 2000

Exhibit 27.01           Financial Data Schedule