Form 10-K
period 2000-06-30
OAK TECHNOLOGY INC
filed 2000-09-28
CIK 824225

===============================================================================

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For The Fiscal Year Ended June 30, 2000

                                      Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from               to               .
                                    ---------------  ---------------

                         COMMISSION FILE NO.  0-25298

                             OAK TECHNOLOGY, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                             77-0161486
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)



   139 Kifer Court, Sunnyvale, California              94086
  (Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code: (408) 737-0888
    Securities registered pursuant to Section 12(b) of the Act: None
       Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 Par Value
                       Preferred Stock Purchase Rights
                          -----------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,344,644,046 as of September 22, 2000, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for September 22, 2000. Shares of Common Stock held by each executive officer and Director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

54,197,235 shares of the Registrant's $.001 par value Common Stock were outstanding at September 22, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2000 Annual Meeting of Stockholders.

===============================================================================

                             OAK TECHNOLOGY, INC.

                                   INDEX TO

                          ANNUAL REPORT ON FORM 10-K

                         FOR YEAR ENDED JUNE 30, 2000

                                                                          Page
                                                                          ----
                                    PART I
Item 1.   Business.......................................................   3

Item 2.   Properties.....................................................  17

Item 3.   Legal Proceedings..............................................  18

Item 4.   Submission of Matters to a Vote of Security Holders............  20


                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters............................................  21

Item 6.   Selected Financial Data........................................  22

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................  23

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....  45

Item 8.   Financial Statements and Supplementary Data....................  45

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................  45


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.............  46

Item 11.  Executive Compensation.........................................  46

Item 12.  Security Ownership of Certain Beneficial Owners and Management.  46

Item 13.  Certain Relationships and Related Transactions.................  46


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K....................................................  47

          Signatures.....................................................  86


                                   PART I


ITEM 1. BUSINESS

Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated are discussed in the section titled "Factors That May Affect Future Results" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Other risks may also be identified from time to time in the Company's Reports and Registration Statements filed with the Securities and Exchange Commission.


General
-------

     Oak Technology, Inc. ("Oak" or the "Company") designs, develops and markets high performance integrated semiconductors, software and platform solutions to original equipment manufacturers ("OEMs") worldwide that serve the optical storage, I-appliance and digital imaging equipment markets. The Company's products consist primarily of integrated circuits and supporting software and firmware, all designed to store and distribute digital content, thereby enabling its OEM customers to deliver cost-effective, powerful systems to the end user for the home and enterprise The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's mission is to be a leading solution provider for the storage and distribution of digital content.

     During the year ended June 30, 2000 ("fiscal 2000"), the Company re-organized its operations along its two market-focused groups: the Optical Storage Group and the Imaging Group. The Imaging Group comprises the Company's recent acquisition, Xionics Document Technologies, Inc. ("Xionics") and its Pixel Magic subsidiary, serving the digital imaging equipment market. The Company also disbanded its Consumer Group selling its broadband business during fiscal 2000 to Conexant Systems, Inc. ("Conexant").

     The Company was originally incorporated in California in 1987 and was reincorporated in Delaware in 1994. Its executive offices and principal marketing, sales and product development operations are located at 139 Kifer Court, Sunnyvale, California 94086, telephone number (408) 737-0888. In addition, the Company has facilities in: Woburn, Massachusetts; Boise, Idaho; San Diego, California; Austin, Texas; Tucson, Arizona; Taipei, Taiwan; Yokohama City Kanagawa, Japan; Seoul, Korea; Manchester, England; Dortmund, Germany; and Shezhen, China.


Historical Corporate Structure
------------------------------

     The Company's earlier operations were structured along three market-focused groups: the Optical Storage Group, a Consumer Group and the Imaging Group (comprised of the Company's earlier acquisition of Pixel Magic), serving the digital imaging equipment market. In 1998 the Company had discontinued its product development and marketing efforts in its PC audio and 3D graphics businesses.

     In July 1998, the Company acquired ViewPoint Technology, Inc. ("ViewPoint"), a privately held company that was developing solutions for the CD-RW ("Read-Writable") drive market. ViewPoint had developed a controller that supports high encoding speeds for CD-RW drives. The ViewPoint acquisition provided the Company with a controller to complement the Company's expertise in the block decoder area, and provided a springboard for the Company's next generation CD-RW drives.

     In August 1998, the Company acquired Xerographic Laser Images Corporation ("XLI"), a provider of print quality enhancement technology for the digital imaging equipment markets. XLI was operated as a division of the Company's wholly owned subsidiary, Pixel Magic, and served to leverage Pixel Magic's position in the digital equipments market by broadening its expertise in resolution enhancement technology. The Company paid approximately $3.7 million to the XLI shareholders on the effective date of the merger, and at that date, the shareholders of XLI had the right to receive additional payments of up to approximately $11.4 million subject to the achievement of certain milestones by XLI over a three-year period ending December 31, 2000. Pursuant to a post-closing audit and related post-closing adjustments set forth in the acquisition agreement, it was determined that XLI had a net deficit (for purposes of calculating a contingent cash adjustment, as defined in the acquisition agreement) of approximately $1.9 million at the acquisition date which resulted in a contingent cash adjustment of approximately $1.1 million, thereby reducing the contingent payment amount to approximately $10.3 million. As of September 2000, XLI results are substantially below the levels required to cause any additional payments. Management considers it highly unlikely that the results for the remaining three months of the three-year period will be sufficient to cause any additional payments.


Current Acquisitions and Re-organization
----------------------------------------

     In July 1999, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by and among Xionics, Vermont Acquisition Corporation, a wholly owned subsidiary of the Company ("Merger Sub"), and the Company, under which Xionics was to merge with and into Merger Sub, and thus become a wholly owned subsidiary of the Company (the "Merger"). On January 11, 2000, the stockholders of both the Company and Xionics approved the definitive acquisition agreement. Xionics designs, develops and markets innovative software and silicon solutions for printing, scanning, copying, processing and transmitting digital documents to computer peripheral devices that perform document imaging functions. Such devices include printers, copiers, scanners, fax machines and multifunction peripherals that perform a combination of these imaging functions. Under the terms of the acquisition agreement, Oak issued approximately 9.5 million shares of its common stock and paid approximately $34.7 million in cash to acquire all of the common stock of Xionics. Xionics stockholders received $2.94 in cash and 0.8031 shares of Company common stock for each share of Xionics common stock owned.

     In the fourth quarter of fiscal 2000, the Company, as earlier planned, abandoned its existing Imaging Group facilities, in favor of a location where the combined Imaging companies, Pixel Magic and Xionics, could be located. The Company negotiated a lease for office space in Woburn, Massachusetts for the combined Imaging business units of Pixel Magic and Xionics in August 2000.

     On January 19, 2000, the Company announced the disbanding of its Consumer Group, and the sale of the Consumer Group's broadband business, located in the United Kingdom, and its associated Intellectual Property in the United States, to Conexant. Under the terms of the agreement, Oak received $24.9 million in cash and stock from Conexant. Oak's divestiture represents a refocus on two markets - digital imaging and optical storage - two growing markets fueled by the Internet, which in turn are driving the demand for connected office appliances and CD-RW drives.

     During the fourth quarter of fiscal 2000 the Company acquired TCD Labs, Inc ("TCD"). The acquisition enabled the Company to offer complete, integrated, retail-ready hardware/software solutions to PC and CD-RW drive makers, and to leverage TCD's enabling software for compact disk recording technology, allowing consumers to take full advantage of the data capturing, sharing and archiving capabilities of the CD-RW format.

     In the first quarter of fiscal 2000, the Company allocated $25.0 million that is earmarked for venture investments. The Company did not establish a separate legal "fund" or raise any outside capital. The purpose of earmarking internal funds for venture investment is primarily to gain access to and encourage companies with developing technologies that leverage the Company's core optical storage and imaging businesses. The Company intends to primarily make investments that are focused on technologies that will bring together audio, video, and data content for computing and consumer-electronics applications and consumer Internet appliances.


Target Markets and Products
---------------------------

     Currently, the Company's target markets include optical storage (including I-appliance), and digital imaging hardware and software, which correspond to the Company's Optical Storage Group and Imaging Group, respectively. The Company's business strategy and product offerings (current and planned for fiscal 2001) for each of the target market segments are described below.



                               OPTICAL STORAGE

Business Overview/Strategy
--------------------------

     Multimedia computer applications have driven the demand for low-cost, high-density storage mechanisms in recent years. The adoption of CD-ROM technology as the mainstream optical storage medium on the desktop was fueled in large measure by data-intensive, graphics/audio/video-rich applications that required a universal, high-density storage medium. The Company's Optical Storage Group is a leading provider of controllers to the optical storage market and has shipped more than 130 million controllers to date. As a pioneer in this field with the first IDE/ATAPI CD-ROM controller, the Company has focused its recent product development efforts on emerging segments of this industry, namely CD-RW and digital video disk ("DVD") drives. The Company's Optical Storage Group currently has solutions for CD-RW and DVD drives, and its core competencies include IDE and alternative interfaces, error correction code ("ECC"), DSP/servo control, disc write encoding, wobble servo, write strategy, system design, and system software and firmware. The Company's OEM customers for its optical storage products in fiscal 2000 included LG Electronics, Samsung, Matsushita, Orion and Tottori Sanyo.

     Currently, the optical storage market is experiencing several transitions as numerous types of new drive mechanisms emerge. The growth of the sub-$1000 PC and initial lack of DVD-ROM titles has extended the life of CD-ROM drives on the desktop and had delayed the penetration of DVD-ROM drives in the PC market through the end of 1999. However, the DVD-ROM growth has regained its momentum starting in early 2000. Also, the optical storage market is witnessing an accelerated adoption of CD-RW drives, driven by the increased popularity of customized audio CD recordings and the widespread availability of MP3 audio titles on the Internet.

     The Company has prepared for these market transitions by focusing its development efforts on the CD-RW and DVD technologies, which provide the Company the opportunity to offer valuable innovation to its customers in a growing market faced with technological challenges. The Company's strategy in increasing its market penetration of its CD-RW and DVD products and technologies includes technology innovation, protection of intellectual property, and aggressive marketing/pricing programs including strategic alliances with drive manufacturers and technology partners.

     The CD-RW market has picked up considerable momentum as more consumers discover the advantages of this writable and removable medium. Re-writable CD drives are quickly emerging as the preferred optical storage device, particularly for the home PC market. Major applications include audio CD generation, archival and data interchange. Increased consumer demand and the widespread adoption of CD-RW drives by the PC OEM manufacturers over the next year are expected to contribute to significant ongoing growth in the CD-RW market.

     Another interesting development is the recent appearance of the "Combo Drive", a CD-RW drive with DVD read capability. This drive offers a wide functionality to the end user and could become a mainstream product if the cost challenges are successfully addressed by the drive manufacturers. The DVD writable market will begin to emerge in calendar year 2001. The "Combo Drive" will facilitate the evolution from CD formats to DVD and DVD recordable.

     The Company expects that ongoing functional integration and continuing improvements in performance, particularly for the writing speeds, will play an important role in cost reduction and consumer acceptance of the CD-RW drives, thereby fueling its mass adoption by PC OEMs. To this end, the Company has recently announced the OTI-9795, offering the most highly integrated and cost effective solution for high performance CD-RW drives. The OTI-9795 offers a three-in-one level of integration, combining on one chip the encoder/decoder functions, DSP, a full servo sub-system, as well as the write strategy and ATIP demodulator. In order to provide a complete solution to its customers, the Company recently introduced the OTI-9071, a highly integrated and low power analog front-end device designed for the CD-RW market. The OTI-9071 and OTI-9795, combined with off-the-shelf microcontroller, flash memory and DRAM buffer memory, comprise the major devices needed for the complete CD-RW drive electronics. The Company also provides a fast time to market capability to its customers through the availability of a comprehensive reference design based on the OTI-9795 and OTI-9071, including the full firmware needed to build a CD-RW drive. The capability to offer a complete solution places the Company in a unique competitive position and offers a valuable time-to-market advantage to its customers. Both the OTI-9795 and OTI-9071 are currently in volume production.

     The Company is also in production with a chip set for the DVD Player market. This is comprised of the OTI-9820, providing the servo control of the DVD drive, and the OTI-226, providing the MPEG-2 Decoder functionality.

     The following table shows the Company's current mix of optical storage products for fiscal 2000. In addition, the Company also has several next-generation products currently in development which are generally not disclosed until the products are developed.


Optical Storage Products
------------------------

      Name                       Description                       Status
      ----                       -----------                       ------
OTI-9230......  The Company's four-in-one IDE/ATAPI CD-ROM       End of Life
                controller. Combines four major functions of
                a CD-ROM drive (CD-DSP, Servo, block decoder,
                and 1Mb DRAM)

OTI-9790......  The Company's three-in-one integrated CD-RW      In production
                controller. Integrates encoder/decoder, DSP,
                servo, write strategy and ATIP demodulator.
                8X Write, 32X Read Speed

OTI-9795......  The first integrated 16X controller introduced   In production
                into the market, having the same features as
                the OTI-9790 plus enhanced audio and SDRAM
                support. 16X Write, 40X Read Speed

OTI-9071......  The Company's first analog front end for CD-RW   In production
                Applications 12X Write, 32X Read Speed

OTI-9820......  The Company's three-in-one integrated DVD        In production
                controller. Integrates DVD/CD-ROM decoder, DSP
                and servo functions

OTI-226.......  The Company's integrated MPEG 2 decoder for DVD  In production
                Player applications

     New to Oak is the newly formed Media Software Group, the result of the acquisition of TCD. The Media Software Group is Oak's first entry into the CD-RW software and represents an instrumental piece of the Company's CD-RW strategy. The addition of the TCD software to the Optical Storage product line allows the Company to provide an integrated, retail-ready software solution to both drive makers and PC OEMs. The TCD software uses a CD-RW drive to create or copy consumer audio, video or computer-data CDs, allowing the Company to leverage the software in compact disk recording technology, and allow consumers to take full advantage of the data capturing, sharing and archiving capabilities of the CD-RW format. The software's drag-and-drop user interface is designed to provide ease of recording capability in all Microsoft Windows-based environments, and is universally compatible with all CD-RW drives and controllers.


                                IMAGING GROUP


Business Overview/Strategy
--------------------------

     The Company's Imaging Group is located in Woburn, Massachusetts. The Imaging Group is a leading provider of application-specific integrated circuits and IC-based controller technology to the digital imaging market. Through its acquisition of Xionics, the Company also provides digital page processing software and technology for the office market, enabling users to print, scan, copy, process and transmit documents to computer peripherals that perform document imaging functions.

     The Company's Imaging Group designs high-performance, full-featured compression codecs, imaging DSPs, resolution enhancement solutions and embedded controller board solutions for digital copiers, printers, scanners, fax machines and multifunction peripherals ("MFPs"). The Company also offers integrated, modular embedded software products, along with firmware and silicon technology products, intended to provide the performance, output quality and network connectivity required for today's peripheral market. In addition, the Company provides complementary personal computer software products, in particular printer drivers, and standards-based technology to enable original equipment manufacturers ("OEMs") of peripherals to design and develop differentiated products.

     Core competencies include strong expertise in color/monochrome image processing pipelines, dot modulation and resolution enhancement technology, and high-speed compression/decompression and systems such as its JBIG/JPEG compression codecs, expertise in high-speed imaging DSPs, XLI's family of resolution enhancement technology ("RET") products and IPS, a modular, scalable, layered software and hardware architecture which provides processing and control of document imaging peripherals based on Xionics' long-standing expertise in the development of page description language interpreters. The Company offers a broad suite of products, including integrated semiconductors and embedded controller-board solutions, to major OEMs in the digital imaging equipment market to power a variety of digital imaging systems, such as digital laser copiers and printers (monochrome and color) and copycentric, faxcentric and printcentric multifunction peripherals (MFPs). The Company's OEM customers for these products during fiscal 2000 included Canon, Fujitsu, Fuji-Xerox, Hewlett-Packard, Kodak, Matsushita, Olivetti, IBM, QMS, Ricoh, Samsung, Sanyo Seiko Epson, Sharp, Toshiba and Xerox.

     Fundamental shifts are presently occurring in the digital imaging market. These changes include distributed printing, the emergence of multifunction peripherals, the increasing use of color and higher resolution images and the emergence of the Internet as a key communications vehicle.

     Although historically targeting the mid-range of the digital imaging market, the Company is now also targeting high-volume opportunities, such as the low- to mid-range laser and inkjet products (including color systems). One of the new products introduced by the Company in fiscal 2000 was a high-speed,
low-cost imaging DSP (iDSP) for the growing inkjet MFP market.   A new product
initiative for fiscal 2001 is the EmPOWER architecture which combines the power of Xionics' embedded software with Oak's advanced compression and image processors. The EmPOWER architecture is a complete scalable, flexible hardware and software solution available for the development of digital printers and multifunction peripherals. For fiscal 2001 the Imaging Group will continue its efforts to develop new generations of products combining its software and silicon expertise to offer solutions for OEMs in the digital imaging market.


Digital Imaging Equipment Products
----------------------------------

     ASICS
     -----

    Product                      Description                         Status
    -------                      -----------                         ------
    PM-1V    High-speed bitonal image processor providing         In production
             single-pass compression or decompression of
             image data



    PM-2m    40 MHz bitonal JBIG codec with multitasking          In production
             capability. Provides single pass compression or
             decompression, as well as scaling and rotation of
             bitonal image data

    PM-22    75 MHz bitonal JBIG codec with a 32-bit I/O.         In production
             Provides single pass compression or decompression,
             as well as scaling and rotation of bi-tonal image
             data

    PM-36 A fixed function JPEG compression and decompression Sampling processor with a sustained data rate of up to 75 MHz

    PM-44+   A programmable 85 MHz image processor with four      In production
             data paths

    PM-44i   A programmable 125 MHz image processor with four     In production
             data paths and integrated memory

    PM-48    A programmable 125 MHz image processor with eight    In production
             data paths

    PM-2050, Family of image enhancement processors and pulse     In production
     2060i,  width and pulse position modulators for laser copiers,
    PM 1075  printers and MFPs




Software
--------
IPS............  A software developer package that contains page rendering application components and supporting embedded system
                 service components needed to build printer controllers.
                 The package includes: IPS5e, IPS/5c, IPS/XL IPS/PS2, IPS/PS3.

Printer Drivers  Printer drivers for the PCLXL, PCL5E and PostScript Levels 2 and 3 page printing environments for the Microsoft NT and
                 Windows operating systems.
SPS............. Software which provides embedded networking capabilities for printers, copiers, scanners and MFPs.


Services
--------

     Services. The Imaging Group assists OEMs in deploying its products and
     --------
technology in their devices by providing engineering services, which may include complete controller design as well as custom engineering for vendor-specific features that complement the Company's standard technology. Driver development and customization is also offered. In addition, the Company maintains a network of third-party development partners to give the Imaging Group and OEM customers the option of using an independent development partner closely allied with the Imaging Group for development and integration services.

     Manufacturing Services.  For OEMs wishing to procure a total turnkey
     ----------------------
controller solution, the Imaging Group from time to time provides manufacturing management services, including complete project management of the design, development, and manufacturing start-up, as well as management of the ongoing product of the OEM's controller board by a third-party manufacturing contractor.

     OEM Services.  The Imaging Group's OEM Services group provides customer
     ------------
support in every aspect of development, training, and maintenance. Software maintenance service is provided on a contract basis, and includes updates of the licensed software, if any, along with support in the form of telephonic and electronic mail response to customer questions. Engineering support services, in which the Imaging Group's engineers perform or assist with specific engineering task for OEMs, are available for a fee either on a project specific or general as needed basis.


                COMPANY'S MANUFACTURING AND DESIGN METHODOLOGY

Manufacturing
-------------

     The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company is dependent on its foundries to allocate to the Company a portion of their foundry capacity sufficient to meet the Company's needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to the Company in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. The loss of any of these foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand the foundry capacity of its current suppliers or qualify other wafer manufacturers for additional foundry capacity, any inability to obtain timely and adequate deliveries from the Company's current or future suppliers or any other circumstances that would require the Company to seek alternative sources of supply could delay shipments of the Company's products. Delays in shipments could damage relationships with its current and prospective customers, provide an advantage to the Company's competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology with 0.5 micron and 0.35 micron feature sizes. The Company is currently designing products for 0.25 micron feature sizes. All of the Company's semiconductor products are assembled and tested by independent subcontractors.

     The Company's primary supplier of wafers during fiscal year 2000 was TSMC. The Company also uses wafer fabrication facilities at Chartered and NEC. The foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order. However, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, the Company has entered into and will continue to consider various possible transactions, including various "take or pay" contracts, such as those with TSMC and Chartered as described in Note 12 to the consolidated financial statements, that commit the Company to purchase specified quantities of wafers over extended periods.

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

     The design and development of semiconductors is a highly complex and precise process. Additionally, the Company's products are particularly complex and difficult to manufacture. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose, time consuming and expensive to remedy, all of which can affect the Company's time to market with a particular product. There can be no assurance that the Company's foundries will not experience irregularities or adverse yield fluctuations in their manufacturing processes. Any yield or other production problems or shortages of supply experienced by the Company or its foundries could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Future Results-Risks of Supply Constraints and Manufacturing Process" below.


Design Methodology
------------------

     The Company's products compete in markets that are characterized by rapidly developing technology and evolving industry standards. The Company addresses these issues with a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and use of a high level design description language in order to define, develop and deliver new and enhanced products more rapidly. The Company's engineering and design capabilities are significant to its future performance, and the Company has invested regularly in new advanced equipment and software tools in an effort to keep these tools updated with the latest technology. In addition to the Imaging Group design facilities in Woburn, Massachusetts and the Optical Storage Group design facilities in the Company's corporate headquarters in Sunnyvale, California, the Company has established Design Centers in Austin, Texas; San Diego, California; Boise, Idaho; Tucson, Arizona; Dortmund, Germany; Manchester, England; and Taipei, Taiwan R.O.C. The Company's library of core cells is key to its ability to reduce the time needed to design new products. Examples of core cells include a CD-ROM decoder core, CD-R/W encoder/decoder core, CD-DSP & CD-Servo core, a parallel, multi-pipelined microprocessor core, MPEG2 core, DVD-DSP core, a 0.5 and 0.35 micron memory compiler and a 0.5, 0.25 and .35 micron I/O library. Design methodology, including equipment and software tools, is a critical factor with respect to the Company's ability to successfully develop technology and products. There can be no assurance that the Company will be able to obtain the equipment, software tools and other resources needed to develop technically advanced products in a timely manner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Future Results-New Product Introduction" below.


Marketing and Customers
-----------------------

     From its inception, the Company has been committed to a worldwide marketing strategy. The Company utilizes a direct sales force in the United States, Germany, Japan, Taiwan and the Peoples Republic of China and a worldwide network of manufacturers' representatives and distributors in North America, Europe and Asia. While customers around the world have many needs in common, each region has its own requirements. In order to support customers in key geographic markets, the Company has established sales and support offices in Woburn, Massachusetts; Yokohama City Kanagawa, Japan; Taipei, Taiwan, Seoul, Korea and Shenzhen, China, in addition to its corporate headquarters in Sunnyvale, California. The Company believes that sales and technical support personnel based in the Company's regional offices understand the technical needs, business philosophy and culture of their respective customers. On-site personnel are trained to respond to customer needs efficiently and effectively.

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

     Sales of the Company's products are made pursuant to purchase orders and long-term agreements covering licensing, maintenance, engineering services, royalties and other fees. Purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in the customers' requirements. In addition, in certain circumstances, orders may be canceled at the discretion of the buyer without penalty. The Company's business, consistent with that of others in the semiconductor industry, is generally characterized by short lead-time orders. The Company's actual shipments depend on the manufacturing capacity of the Company's foundries. Therefore, as foundry capacity tightens, the Company may not be able to meet the customer's requested delivery date or the Company may have to put its customers on allocation. Due to its dependence on third party manufacturing capacity, the Company believes that backlog at any particular date may not be indicative of actual net revenues for any future period.

     Sales of CD-ROM, CD-R and CD-RW controller products comprised 42%, 65% and 82% of the Company's net revenues in fiscal 2000, 1999 and 1998, respectively. Sales of CD-ROM and CD-RW controller products are expected to continue to account for a majority of the Company's total revenues for the foreseeable future. Sales of the Company's Imaging Group products accounted for 53% of the Company's net revenue in fiscal 2000. Although the Company has recently introduced several new products in its attempt to diversify its product and market base, there can be no assurance that these products will be successfully designed, accepted by the Company's customers, and brought to production or that the Company's customer's products will be accepted in the marketplace.

     A substantial majority of the Company's revenues in fiscal 2000, 1999 and 1998 were derived outside of the United States, primarily in Asia. Including the results of the Xionics acquisition in fiscal 2000, the geographical areas accounting for the Company's net revenues in fiscal 2000, 1999, and 1998 are as follows:

                                                  June 30,
                                        ----------------------------
                                          2000       1999       1998
                                          ----       ----       ----
     Korea...........................      34%        10%        20%
     Japan...........................      32%        52%        38%
     North America...................      25%        14%         8%
     Other Asia......................       4%        10%        11%
     Europe..........................       4%        11%         9%
     Taiwan..........................       1%         3%        14%
                                         ----       ----       ----
                                          100%       100%       100%
                                         ====       ====       ====


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

     A limited number of customers historically have accounted for a substantial portion of the Company's net revenues. In fiscal 2000, 1999 and 1998, sales to the Company's top ten customers accounted for approximately 78%, 70% and 81%, respectively, of the Company's net revenues. In fiscal 2000, LG Electronics accounted for 26% of the Company's net revenues, and Hewlett-Packard Company accounted for 16% of the Company's net revenues. In fiscal 1999, Yamaha Corporation accounted for 17% and Mitsumi accounted for 10% of net revenues. In fiscal 1998, Mitsumi accounted for 17% and LG Electronics accounted for 14% of the Company's net revenues.

     The Company expects that sales to a limited number of customers will continue to account for a substantial portion of its net revenues for the foreseeable future. The Company has experienced significant changes from year to year in the composition of its major customer base and believes this pattern will continue. In August of 2000 the Company entered into a non-binding commitment letter with Samsung Electric Co. Ltd. ("Samsung") for the purchase of the Company's optical storage controllers for CD-RW that could have a potential value, based on negotiated pricing of $70.0 million dollars. There is no guarantee however, that Samsung will commit to the purchase volumes that would reach this value, and given the non-binding nature of the commitment, Samsung may elect not to purchase the Company's products. The Company does not have long-term purchase agreements with any of its customers. Customers generally purchase the Company's products subject to cancelable short-term purchase orders. The loss of, or a significant reduction in, purchases by current major customers would have a material adverse effect on the Company's business, financial condition and results of operations. In fiscal 1998 and 1999 the Company lost a number of its optical storage customers due to increased competition and the Company's failure to timely develop its next generation CD-ROM and CD-RW controller products. There can be no assurance that the Company's current customers will continue to place orders or that existing orders will not be canceled. If sales to current customers cease or are reduced, there can be no assurance that the Company will be able to continue to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, there can be no assurance that the Company could qualify its independent foundries for potential new customers or that it could do so in a timely manner.

     The Company currently places non-cancelable orders to purchase its products from independent foundries on an approximately three month rolling basis. Its customers generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without penalty. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and the Company's business, financial condition and results of operations for that quarter or for the year would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Future Results-Risks of Supply Constraints and Manufacturing Process" below.


Competition
-----------

     The optical storage and imaging markets in which the Company competes, are intensely competitive and are characterized by rapid technological change, declining unit average selling price ("ASPs") and rapid product obsolescence. The Company is currently experiencing intense competition in both the optical storage and imaging markets, and expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. The Company's competitors also include a number of emerging companies. Certain of the Company's principal competitors in the optical storage market maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost, quality control and technological advantages. In general, the Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's and its customers' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the development of technical innovations, the ability to obtain adequate foundry capacity and sources of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the market acceptance of the products of the Company's customers, the assertion of intellectual property rights and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     The willingness of prospective customers to design the Company's products into their products depends, to a significant extent, upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, particularly the optical market and the consumer market, a segment which the Company discontinued in the third quarter of fiscal 2000, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, the Company anticipates that ASPs on its products will decline. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher-performance products with higher ASPs, the Company's business, financial condition and result of operations will be materially adversely affected. If the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, or fails to reduce its manufacturing costs, the result could have a materially adverse effect on the Company's business, financial condition and operating results.

     The Company's current optical storage business is focused in the fast growing CD-RW segment, where the Company currently participates with its high integration controllers and analog front-end devices. Major competitors in the high integration controller area include Sanyo and Ricoh, both established suppliers in this market as well as an anticipated entry into the CD-RW arena by MediaTek in late 2000. Another competitor in this area is Cirrus Logic, which offers a lower integration solution comprising only the ENDEC portion of the functionality. The Cirrus Logic solution is used by Sony, one of the major suppliers in the CD-RW drive market. In the analog front end market, the established competitors include AKM and Sony Semiconductor, with anticipated new entries in late 2000 from Rohm and MediaTek.

     In the digital imaging market, the Company's primary product offerings target the niche, mid-range market and the Company's merchant competition does not offer directly competitive products. In some cases, the merchant competition offers a subset of the Company's product features. In other cases, the merchant competition offers a software alternative to the Company's hardware solution. The Company's competitors in the merchant market are major semiconductor suppliers such as Conexant, Motorola and Texas Instruments. However, the Company expects direct merchant competition in the niche, high-end digital imaging equipment market to emerge in the near future. Despite this lack of direct competition in the merchant market, the Company does experience competition with its DSP, compression and resolution enhancement products from internal design groups within the Company's targeted customers, such as Xerox, HP, and Canon. As with the merchant market, one of the Company's strengths in competing with these internal design teams comes from the breadth of the solution the Company is able to provide. The Company must continue to enhance and strengthen its software capabilities in order to compete successfully in this market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Factors that May Affect Future Results-Competitive Market" below. As to the new lower-end of products the Company is developing for the digital imaging equipment market, the Company expects greater direct competition than it currently experiences in the niche, high-end market.

     In the market for embedded printer systems, the Company through its Imaging Group's IPS product line has one primary competitor, Adobe Systems Incorporated ("Adobe"), which has significantly greater resources than the Company. Adobe was the developer of the PostScript page description language, which has a significant brand name image. While Hewlett-Packard, the Company's second largest customer, has for the most part discontinued the use of Adobe PostScript in its printer products, Adobe has recently changed its licensing practices to make PostScript source code available to certain of its development partners for the first time. This may enable Adobe to compete more effectively against the Company. A few other companies, including Peerless Systems Corporation and Electronics for Imaging, Inc., offer products and services that compete with the Company's systems software and integrated controller offerings. The Company's most significant competitor in the area of controller design remains OEM's in-house development organizations, and certain large OEMs develop their own proprietary PDL components as well.

     In the market for printer driver software, the Company competes primarily with a small number of companies, including Adobe and Software 2000 Limited, who also offer such software. In addition, a few OEMs have their own internal driver development capacity.

     In the market for engineering services and manufacturing services the Company competes primarily with OEM's internal development and manufacturing groups, as well as with third-party design houses, contract manufacturers and the Company's competitors in other markets.


Research and Development
------------------------

     The Company currently invests substantial resources in its product development efforts. During fiscal 2000, 1999 and 1998, the Company spent approximately $49.7 million, $46.2 million, and $49.7 million, respectively, on research and development activities. The Company intends to continue to invest in the development of products in each of its core technologies and in products that integrate its core technologies.

     The Company's performance is highly dependent upon the successful development and timely introduction of new products at competitive price and performance levels. There can be no assurance that products currently under development or any other new products will be successfully developed or will achieve market acceptance. The failure of the Company to introduce new products successfully or the failure of new products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. During most of fiscal 1999, the Company failed to timely introduce its integrated CD-ROM controller and next generation of CD-RW controller creating a situation where the Company was selling only mature optical storage products which continued to decline in unit volume sales and ASPs. This, combined with other factors including increased competition, resulted in a significant decline in revenues. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, quality of new products and achievement of acceptable manufacturing yields from the Company's contract manufacturers. Due to the design complexity of its products, the Company has experienced delays in completing development and introduction of new products, and there can be no assurance that the Company will not encounter such delays in the development and introduction of future products. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that the Company's products will be selected for design into the products of its targeted customers or that products or technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new product development efforts or the failure of the Company to achieve market acceptance of its new products would have a material adverse effect on the Company's business, financial condition and results of operations.


Proprietary Rights and Licenses
-------------------------------

     The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company currently has patents granted, patents pending, patents in preparation in the United States, and international patents pending. Oak's first patent was issued in 1996. Currently the Company's patent position is 37 U.S. patents issued and 156 patent applications on file in the United States Patent and Trademark Office. Accordingly, the duration of Oak's material patents are no less than 14 years. The Company intends to seek additional international patents and additional United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents. There can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. An action is currently pending in the Federal District Court for the Northern District of California seeking to invalidate one of the Company's patents relating to it's optical storage products (See Legal Proceedings).

     Moreover, while the Company holds or has applied for patents relating to the design of its products, the Company's products are based in part on industry standards, and the Company does not hold patents on such standards. The laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

     The Company has licensed technology from third parties for use in its optical storage and digital imaging equipment business, and pursuant thereto is required to fulfill confidentiality obligations and in certain cases pay royalties. Certain of the Company's products require that certain copy protection software or other software be obtained if the products are to be marketable and exportable. Should the Company lose its rights to or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its optical storage products geared for the DVD market. The Company licenses the Sun Microsystems SPARC core for use with a number of its consumer products for which it is obligated to pay a royalty based on a percentage of the net selling price of such products.

     The Company has also entered into a number of joint development and supply arrangements pursuant to which the Company jointly develops a product with another company or contracts with another company to develop a product or component for it and then purchases the product or component from such company for resale with other Company products. In addition, the Company has on occasion purchased off the shelf products to resell bundled with its own product. In the future, it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that such licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter such license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-The Company May Be Unable to Protect Its Intellectual Property and Proprietary Rights" and "The Company May Be Unable to Obtain Third Party Intellectual Property Rights and/or May Be Liable for Significant Damages" below.

Management
----------

     The executive officers of the Company are elected by and serve at the discretion of the Board of Directors. During the fourth quarter of fiscal 2000, the Board of Directors passed a resolution which redefined the Company's executive officers to include the President and Chief Executive Officer, the Chief Financial Officer, General Counsel and General Managers. As of August 31, 2000, the Company's executive officers were as follows:


            Name                     Age                 Position
            ----                     ---                 --------
Young K. Sohn.......................  44     Chief Executive Officer,
                                             President, and Director

John S. Edmunds.....................  43     Vice President, Finance,
                                             and Chief Financial Officer

William Housley.....................  44     Vice President of Oak, General
                                             Manager of Optical Storage Group

Simon Dolan.........................  41     Vice President of Oak, General
                                             Manager of Imaging Group

David J. Power......................  43     Vice President, General Counsel
                                             and Secretary


     Mr. Sohn joined the Company as President and Chief Executive Officer in
     --------
February 1999. He has also been a Director of the Company since January 1998. Prior to joining the Company, and since January 1993, Mr. Sohn was employed by Quantum Corporation, most recently as President of its Hard Drive Business. From August 1983 to January 1993, he acted as Director of Marketing at Intel Corporation. Mr. Sohn currently serves on the Board of Directors of PLX Corporation, Inc. He holds a B.S. in electrical engineering from the University of Pennsylvania and an M.S. (M.B.A) from Massachusetts Institute of Technology.

     Mr. Edmunds joined the Company as Vice President of Finance and Chief
     -----------
Financial Officer in January 2000. For a two year period prior to joining Oak, he served as Corporate Controller and Director of Internal Audit at Electronics for Imaging ("EFI") in Foster City, California. In addition, he spent 11 years with Tandem Computers where his last position was VP of Tandem Computers Credit Corporation. Previously, Mr. Edmunds was a C.P.A. for seven years with Coopers & Lybrand in both San Francisco and San Jose. Mr. Edmunds holds a B.S. degree in Business Administration from the University of California.

     Mr. Housley joined the Company as General Manager of the Optical Storage
     -----------
Group in March 1999. Prior to joining Oak, he was Director of Business Operations at Motorola's Semiconductor Products Sector in Austin, Texas. In addition, he was Vice President of Motorola's Mass Storage Controller Division. Mr. Housley holds a B.S. Electronics (Computer Science and Digital emphasis) from Northeastern State University, Tahlequah, Oklahoma.

     Mr. Dolan became Vice President and General Manager of Oak's Imaging Group
     ---------
in April 2000. He joined Oak as Vice President of Corporate Marketing and Strategy in October 1999. Before joining Oak, Mr. Dolan was VP of Marketing at LSI Logic's Consumer Division. Mr. Dolan spent 11 years at LSI Logic in the U.S., Europe, and Asia. Before that he was VP of Strategic Marketing for LSI's products group, and VP of Marketing for LSI Logic Europe PLC. Mr. Dolan held roles in product marketing, field applications, and engineering at Inmos Corporation before joining LSI in 1988. A native of the UK, Mr. Dolan has degrees from the Universities of London and Oxford.

     Mr. Power joined the Company as Vice President, General Counsel and
     ---------
Secretary in July of 2000. Prior to joining the Company, he was Vice President, General Counsel and Secretary for inSilicon Corporation, a semiconductor IP company that was formed as a subsidiary of Phoenix Technologies Ltd. and spun off in an IPO in March of 2000. Power holds a B.S. in Engineering from Arizona State University and a J.D. from The John Marshall Law School in Chicago, Illinois.


Employees
---------

     As of June 30, 2000, the Company had 513 full-time employees. The Company believes that its future performance will depend, in part, on its ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers and software programmers involved in new product development, for whom competition is intense. The Company's employees are not represented by any collective bargaining unit and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 2.     PROPERTIES

The Company's executive offices and its principal marketing, sales and product development operations are located in approximately 60,000 square feet of leased space in Sunnyvale, California under a noncancelable operating lease that expires in December 2001. The Company owns a portion of a building in Taipei, Taiwan, and leases facilities, primarily for sales, product development, and technical support, in Andover, Massachusetts; Tokyo, Japan; Bristol, England; Munich, Germany; Shenzhen, China; and Seoul, Korea. Subsequent to fiscal year-end, the Company moved it's two existing workforces in the Boston area into one 82,000 square feet leased facility in Woburn, Massachusetts primarily for sales, product development, technical support and administrative functions. Approximately 8,900 square feet of that lease has been sublet to a third party until September 2003. As a result of the new Woburn facility, the Company has already released it's 62,000 square foot facility in Burlington Massachusetts and is currently seeking to either release or early terminate its other existing lease covering 33,000 square feet in Andover, Massachusetts. The Company believes its existing facilities will be adequate to meet its requirements for at least the next fiscal year.


ITEM 3.     LEGAL PROCEEDINGS

     The Company and various of its current and former officers and directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. This state court proceeding, designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 was filed in Santa Clara County Superior Court in Santa Clara, California. The lawsuit originally named as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. The plaintiffs sought unspecified monetary damages. After several rounds of demurrers, the court dismissed all claims except the California Corporations Code Sections 25400/25500 cause of action against the Company, four officers and the Company's investment bankers and securities analysts.

     On July 16, 1998, the court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. On August 5, 2000 the court granted Company's motion for summary judgment and entered judgment in favor of the Company. The plaintiffs have filed a notice of their intent to appeal the court's decision. Based on its current information, the Company believes this suit to be without merit and will defend its position vigorously. Although it is possible the court's ruling may be overturned on appeal and the Company may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

     Additionally, various of the Company's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION, Master File No. CV758510. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of the Company, has been stayed pending resolution of the above described class actions The plaintiffs are seeking monetary damages, equitable relief and an accounting for the defendants' sales of shares of the Company's common stock. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any such loss cannot be made.

     If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

     On July 21, 1997, the Company filed a complaint with the ITC based on the Company's belief that certain Asian companies were violating U.S. trade laws by the unlicensed importing or selling of certain CD-ROM controllers that infringed one or more of the Company's United States patents. The complaint seeks a ban on the importation into the United States of the named respondent's infringing CD-ROM controllers or products containing such infringing CD-ROM controllers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-401) on August 19, 1997, naming as respondents:
Winbond Electronics Corporation (Winbond); Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; Wearnes Electronics Malaysia Sendirian Berhad; and Wearnes Peripheal International (Pte.).

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

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action, Case No. C-97-20959. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed by asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against the Company by MediaTek (described below) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay was to be lifted upon final resolution of Investigation No. 337-TA-409; however, the judge has ordered that the consolidated action continue stayed pending the resolution of the parties appeal of the ITC ruling to the Federal Circuit Court of Appeals. (Described below.)

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

     On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing CD_ROM controllers and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-
409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge
(ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents: Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On August 28, 1998, the ALJ entered an Initial Determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On October 7, 1998, the Commission reversed the Initial Determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On December 23, 1998, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a second time. On December 31, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On February 3, 1999, the Commission reversed the Initial Determination of the ALJ for a second time on the grounds that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On May 10, 1999, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a third time, finding that UMC's activities were licensed. On May 17, 1999, the Company filed a petition with the Commission for review of the Initial Determination and on June 28, 1999, the Commission determined to review the Initial Determination.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock trades on the Nasdaq National Market under the symbol OAKT. The following table indicates the range of the high and low closing prices as reported by Nasdaq for the past eight fiscal quarters and June 30, 2000.

                                        High                 Low
                                        ----                 ---
Fiscal 1999
            First Quarter............  $  4.625            $  2.000
            Second Quarter...........  $  4.813            $  1.875
            Third Quarter............  $  4.188            $  2.969
            Fourth Quarter...........  $  4.563            $  2.906

Fiscal 2000
            First Quarter............  $  5.688            $  3.625
            Second Quarter...........  $ 10.438            $  4.438
            Third Quarter............  $ 19.938            $  8.813
            Fourth Quarter...........  $ 22.875            $ 11.875



     The reported last sale price of the Company's Common Stock on the Nasdaq National Market on September 22, 2000 was $29.0625. The approximate number of holders of record of the shares of the Company's Common Stock was 263 as of September 22, 2000. This number does not include stockholders whose shares are held in trust by other entities. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company's Common Stock as of September 22, 2000 was approximately 16,600.

     The Company has paid no cash dividends on its Common Stock since its incorporation and anticipates that for the foreseeable future it will continue to retain any earnings for use in its business. In addition, the Company's bank arrangements currently prohibit the Company from issuing cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                    Oak Technology, Inc. and Subsidiaries

                     Selected Consolidated Financial Data
                     (In Thousands, Except Per Share Data)

                                               Year Ended June 30,
                                -----------------------------------------------
                                  2000      1999      1998      1997      1996
                                  ----      ----      ----      ----      ----
STATEMENT OF OPERATIONS DATA:
Net revenues..................  $ 86,456  $ 71,051  $157,106 $167,395  $247,984
Gross profit..................    45,536    31,432    74,548   94,181   109,485
Operating income (loss).......   (61,109)  (61,946)   (9,104)  32,848    57,147
Net income (loss).............  $(32,862) $(50,669) $  5,947 $ 23,719  $ 37,133
Diluted income (loss)
   per share (1)..............  $  (0.71) $  (1.24) $   0.14 $   0.55  $   0.87
Shares used in diluted per
   share calculations (1).....    46,057    40,819    42,493   42,757    42,614


                                                  As of June 30,
                                -----------------------------------------------
                                  2000      1999      1998      1997      1996
                                  ----      ----      ----      ----      ----
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments......  $120,803  $133,203  $117,225 $145,269  $113,284
Working capital...............   137,277   150,936   144,314  168,168   134,686
Total assets..................   236,400   203,841   261,411  287,595   256,308
Long-term debt, excluding
  current portion.............        --         5        27    2,496     2,858
Total stockholders' equity....  $201,310  $189,422  $241,208 $238,697  $210,827

---------------------------

(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, the matters discussed in this Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) variability in the Company's quarterly operating results,
(iii) general conditions in the semiconductor industry, (iv) risks related to pending legal proceedings, (v) development by competitors of new or superior products or the entry of new competitors into the Company's markets, (vi) the Company's ability to diversify its product and market base by developing and introducing new products within designated market windows at competitive price and performance levels, (vii) willingness of prospective customers to design the Company's products into their products, (viii) availability of adequate foundry capacity and access to process technologies, (ix) the Company's ability to protect its proprietary information and obtain adequate access to third party technology on acceptable terms, (x) risks related to use of independent manufacturers and third party assembly and test vendors, (xi) dependence on key personnel, (xii) reliance on a limited number of large customers, (xiii) dependence on sales of CD-ROM and CD-RW controller products and the PC market,
(xv) risks related to international business operations, (xvi) ability of the Company to maintain adequate price levels and margins with respect to its products, (xvii) risks related to acquisitions, (xviii) the ability to attract and retain qualified management and technical personnel and (xix) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.


General
-------

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

     During fiscal 2000, the Company restructured its operations along its two re-organized market-focused groups: the Optical Storage Group and the Imaging Group. The Imaging Group comprises the Company's recent acquisition, Xionics and its Pixel Magic subsidiary, serving the digital imaging equipment market. The Company also disbanded its Consumer Group selling its broadband business during fiscal 2000 to Conexant.

     In its press release regarding the results of operations for the fourth quarter of fiscal 2000, the Company reported a pro forma net loss of $0.8 million, its tenth consecutive quarterly pro forma loss. As presented in the Company's press release, pro forma net loss excludes the effects of restructuring charges, amortization of intangibles, acquired in process technology and the effects of a gain on the sale of a business unit during fiscal 2000. Low revenues and continued losses are primarily due to a product transition in the Company's optical storage business, which historically has accounted for approximately 80% of the Company's revenues. Volume shipments of its next generation CD-RW controllers are currently ramping and are expected to increase as the Company's OEM customers achieve production volumes. However, the Company cannot predict the product's ultimate level of customer acceptance, product life or the impact of that acceptance or product life on future operating results.

     The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including competitive pressures on selling prices, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, the Company's ability to introduce new products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors and market acceptance of product sold by both the Company and its customers. To date, Oak has not

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


experienced any material delays in its wafer deliveries from its primary manufacturers. However, with the current shortage of foundry capacity, which is expected to continue throughout calendar 2000, there can be no assurance that delays will not occur in the future.

     In addition, the Company's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past. The Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in DVD systems, CD-RW drivers and inkjet multi-function peripherals. The Company's DVD, CD-RW, and digital imaging products are subject to the new product risks described in the preceding paragraph, including in particular the Company's ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on its operating results


Results Of Operations
---------------------

     The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated:


                                                        June 30,
                                           ---------------------------------
                                             2000         1999         1998
                                             ----         ----         ----
Revenues:
  Product revenues......................     75.6%        91.4%        98.2%
  Software and other revenues...........     24.4          8.6          1.8
                                           ------       ------       ------
      Total revenues....................    100.0        100.0        100.0
                                           ------       ------       ------
Cost of revenues:
  Cost of product revenues (*)..........     52.9         58.6         52.5
  Cost of software and other revenues (*)    30.0         25.0         55.4
                                           ------       ------       ------
      Total cost of revenues............     47.3         55.8         52.5
                                           ------       ------       ------
Product gross margin (*)................     47.1         41.4         47.5
Software and other gross margin (*).....     70.0         75.0         44.6
                                           ------       ------       ------
      Total gross margin................     52.7         44.2         47.5
Research and development expenses.......     57.5         65.0         31.6
Selling, general and administrative
  Expenses..............................     39.2         49.4         19.7
Amortization of intangibles.............     13.6          7.0           --
Restructuring charge....................      1.5           --          1.1
Acquired in-process research and
  Development...........................     11.6         10.1          0.8
                                           ------       ------       ------
Operating loss..........................    (70.7)       (87.2)        (5.8)
Gain on sale of business unit...........     25.6           --           --
Non-operating income, net...............      7.1          7.8         10.2
                                           ------       ------       ------
(Loss) income before income taxes.......    (38.0)       (79.4)         4.5
Income taxes (benefit) expense..........       --         (8.1)         0.7
                                           ------       ------       ------
Net (loss) income.......................    (38.0)%      (71.3)%        3.8%
                                           ======       ======       ======

(*) Note "Product" and "Software, service and other" Costs of Revenues and Gross Margins are expressed as a percentage of "Product" or "Software, service and other" revenues, respectively. All other line items are expressed as a percentage of total revenues.



Fiscal 2000 Compared To Fiscal 1999
-----------------------------------

      Revenues.  Total revenues increased 21.7% to $86.5 million for fiscal
       --------
2000 compared to $71.1 million for fiscal year 1999.  The $15.4 million absolute increase in revenues is comprised principally by a $25.3 million increase in Imaging revenues offset by a decline in Optical Storage revenues of
$11.0 million.  The Imaging revenue




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

increase was attributable to both the inclusion of post-acquisition software revenues from business operations acquired from Xionics from January 11, 2000, the date the acquisition was completed, as well as a substantial year over year increase in the revenues from sales of integrated semiconductors for the digital imaging market. The decline in the Optical Storage segment revenues is the result of a continuing decline during the first six months of fiscal 2000 in unit sales and average selling price ("ASP") of CD-ROM controllers in the Optical Storage business segment compared to fiscal 1999. The decline was due to a continuing loss of CD-ROM market share, the maturation of the CD-ROM market and development delays in the Company's next-generation products. This trend was offset in the second half of fiscal 2000 by a strong increase in Optical Storage revenues from the introduction of a new CD-RW product. In the second half of fiscal 2000, Optical Storage revenues increased dramatically from $3.6 million in the first six months, to $32.4 million for the second six months of fiscal 2000. This increase was directly attributable to the Company's newly introduced OTI 9790 8X CD-RW controller. Overall for the year, the increase in Imaging revenues and the success of the OTI 9790 in the second half of fiscal 2000 resulted in revenues reflecting a steady to slightly increasing
(2%) year-over-year growth rate based on the historical pro forma measurement of revenue as outlined in footnote 10 to the financial statements.

     For fiscal years 2000, 1999 and 1998, sales to the Company's top ten customers accounted for approximately 77%, 70% and 81%, respectively, of the Company's net revenues. Two customers accounted for over 10% of revenues in fiscal 2000: LG Electronics 26% and Hewlett Packard 16%. LG Electronics represents 62% of the Optical Storage segment revenues and Hewlett Packard represents 30% of the Imaging segment revenues. In fiscal 1999 Yamaha
Corporation accounted for 17% and Mitsumi Electronic Co. accounted for 10%. In fiscal 1998 there were three customers in excess of 10%: Mitsumi Electronics
17%, LG Electronics 14% and NEC Home Electronics 10%. International sales, principally to Japan and Korea amounted to approximately 75%, 86% and 92% of the Company's net revenues in fiscal 2000, 1999 and 1998, respectively. See
Note 18 to the Consolidated Financial Statements.

     Gross Margin.  Product cost of revenues includes the cost of wafer
     ------------
fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company.

     Software and other cost of revenues consist of the costs of software documentation as well as royalties that may be due to third parties and labor associated with other smaller streams of revenue associated with nonrecurring engineering services and OEM maintenance and support.

     Gross margins improved to 52.7% in fiscal 2000 from 44.2% in fiscal 1999.
These increases were primarily due to the higher volume of Imaging products with higher average gross margins in the second half of fiscal 2000 as a result of the acquisition of Xionics. In addition, the Company experienced a shift in semiconductor product mix with relatively more semiconductor coming from Imaging and less from older Optical Storage products with declining ASP's.
This is what gives rise to the improvement in product gross margins from 41.4% in fiscal 1999 to 47.1% in fiscal 2000.

     Gross margins for the Optical Storage segment was 42% for fiscal 2000 as compared to 32% in fiscal 1999. This increase is primarily due to a shift in product mix from predominantly older generation products with declining ASP's to newer products with higher gross margins.

     Gross margin for the Imaging business segment was 68% for fiscal 2000, compared to 69% for fiscal 1999 This was due to a shift in semiconductor product mix and an expected level of price degradation on older semiconductor imaging products offset by the inclusion of higher margin Xionics software and other revenue halfway through the year.

     The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that ASPs for its existing products will decline over time and that ASPs for each new product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, the Company believes that gross margins for new products in its optical storage market may be lower than historical levels and that, as a result, gross margins in general may decline in the future.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses were $49.7 million and
$46.2 million, and expressed as a percentage of net revenues were 57.5% and 65%
in fiscal 2000 and 1999, respectively. The absolute dollar increase in research and development spending for fiscal 2000 compared to fiscal 1999 was primarily due to the inclusion of Xionics product development expenses in the second half of the fiscal year, as offset somewhat by the divestiture and sale of the
Broadband business unit to Conexant which closed on January 18, 2000. The increase in development spending as a percentage of revenues in fiscal 1999 was largely due to the decline in the Company's revenue base, a trend that began to reverse in fiscal 2000.

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative ("S,G&A") expenses decreased 3% to $33.9 million in fiscal 2000 from $35.1 million in fiscal 1999. The decline is largely due to non-recurring consulting expenses of $1.6 million and other litigation expenses incurred in fiscal 1999 that did not recur in fiscal 2000. The decrease in SG&A expenses due to a streamlining of the historical SG&A cost structure necessitated by the continued decline in Optical Storage revenues in the first six months of fiscal
2000 was largely offset by increases caused by the acquisition of Xionics.

     Amortization of Intangibles and Acquired In-process Research and
     ----------------------------------------------------------------
Development. Acquisition-related charges include primarily the costs associated
-----------
with the acquisition of Xionics as well as certain other smaller acquisitions in fiscal 2000.  During the third quarter of fiscal 2000 the Company completed the acquisition of Xionics and charged $9.9 million to operations for in-
process research and development ("IPR&D"). Additionally, $45.8 million of the purchase price was allocated to intangible assets and is being amortized to operations on a straight-line basis over the next five years. Approximately
$5.9 million of the $11.8 million of intangible asset amortization recognized during fiscal 2000 was related to the Xionics acquisition.

      On January 11, 2000, the shareholders of both the Company and Xionics
Document Technologies, Inc. (Xionics) approved a definitive acquisition agreement. Under the terms of the agreement, Oak issued approximately 9.5 million shares of its common stock and approximately $34.7 million in cash to acquire all of the common stock of Xionics. The transaction has been accounted for under the purchase method of accounting. The Company recorded a special charge of approximately $9.9 million against earnings in the third fiscal quarter of 2000 in order to write off the cost of in-process research and development acquired in the merger. In addition to the $9.9 million charge taken, approximately $45.8 million (representing the fair value of net intangible assets acquired in the merger) has been recorded as intangible assets on the Company's balance sheet and amortized over three to five years.

     At the acquisition date, Xionics had several in-process research and development projects in each of its product groups: languages, drivers, MFP's and its new complementary product for a Tandem copy/print engine. In each product group there were projects that had not yet achieved technological feasibility. As image processing represents a very specialized market, it is unlikely that Xionics' in process technology could be successfully deployed in alternative market applications. Further, it was determined that there was significant technological risk and substantial development expenses relating to each of the products under development. As a result, the Company took a $ 9.9 million charge against earnings in fiscal 2000 in order to reflect an allocation of the purchase price associated with the value of the in process research and development which, due to it's uncertain future value at the date of acquisition, could not be considered an investment in an asset.

     The valuation of the acquired in-process research and development used by the Company in making the determination as to the amount of in-process research and development expense was supported by valuation studies. The estimated value of in-process research and development was derived using the "Income Approach", which values an asset based on future cash flows that could potentially be generated by the asset over its estimated useful life. The future cash flows were discounted to their present value utilizing a discount rate of 14%. The amounts of the purchase price technology assigned to the fair values of in-process research and development and purchased technology represent management's best estimate. The Company did not anticipate any material changes from historical pricing, margins and expense levels used in its valuation assumptions.

     Restructuring Charge. During the third quarter of fiscal 2000 the Company
     --------------------
accrued $1.3 million as restructuring charges primarily related to the abandonment of its leased facility in Andover, Massachusetts.  The





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

leased facility had 69 months remaining, however the company had negotiated a lease buyout. These costs will be paid in fiscal 2001.

     Non-operating Income. During the third quarter of fiscal 2000, the Company
     --------------------
sold its broadband business unit located in the United Kingdom for $24.9 million in cash and stock and recorded a non-operating gain of $22.1 million related to the sale. Interest income at $6.6 million is higher than the $5.6 million earned in fiscal 1999 due primarily to higher interest rates available in the market during fiscal 2000.

     The Company also experienced a net loss of $1.9 million on its equity method investments. This was the result of several factors including a bankruptcy by one of its older investees and a permanent impairment reserve against another investment. These losses were offset by a $1.2 million gain on the sale of an investment in Wavemark, which the Company had indirectly acquired through the acquisition of Xionics. The investment was valued at fair market value on the date of acquisition. Subsequent to the acquisition, significant economic events occurred that resulted in an increase in the fair value of the investment. The investment was sold prior to year-end, with the Company recording a gain of $1.2 million.

     Income Taxes.  Management believes that sufficient future taxable income
     ------------
may not be generated in order to realize all the Company's deferred tax assets.
Accordingly, during fiscal 1999 a full valuation allowance against deferred tax assets was established. Given this, no income tax benefit was recognized with respect to operating losses for fiscal 2000.


Fiscal 1999 Compared To Fiscal 1998
-----------------------------------

     Revenues.  Total Revenues decreased 55% to $71.1 million for fiscal 1999
     --------
compared to $157.1 million for fiscal 1998. Approximately two-thirds of the revenue decrease was attributable to a decrease in unit sales of CD-ROM controllers in the Optical Storage business segment compared to fiscal 1998, with the remainder of the decrease due to a decline in the average selling price ("ASP") of the CD-ROM controllers. The decrease in unit sales was due to a loss of CD-ROM and CD-RW market share, the maturation of the CD-ROM market, development delays in the Company's next-generation CD-ROM and CD-RW products, and to a lesser extent, economic downturns in the Asian markets to which a large majority of the Company's products are sold. Overall, sales of optical storage products, which accounted for 82% of the Company's revenues in the prior fiscal year, declined 64% in fiscal year 1999.

     Revenues for the Digital Imaging Equipment business segment were $20.9 million for fiscal 1999, representing a 7.7% increase over the $19.4 million reported in fiscal 1998. This increase was primarily due to increase revenues from the segment's resolution enhancement products. Net revenues for the Consumer business segment were $3.2 million for fiscal 1999, representing a 34.6% decrease from the $4.9 million reported in fiscal 1998. This decrease was primarily due to decreased revenues from the segment's VCD decoder products.

     For fiscal 1999 and 1998, sales to the Company's top ten customers accounted for approximately 70% and 81%, respectively, of the Company's net revenues. Two customers accounted for over 10% of revenues in fiscal 1999, compared to three customers in fiscal 1998. International sales, principally to Japan, Korea, Singapore, and Belgium accounted for approximately 86% and 92% of the Company's net revenues in fiscal 1999 and 1998, respectively. See Note 18 of Notes to Consolidated Financial Statements.

     Included in net revenues for fiscal 1999 and fiscal 1998 were $3.5 million and $1.2 million, respectively, of nonrefundable technology license fees and royalties.

     Gross Margin.  Cost of revenues includes the cost of wafer fabrication,
     ------------
assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company.

     Software and other cost of revenues consist of the costs of royalties that may be due to third parties and labor associated with other smaller streams of revenue associated with nonrecurring engineering services and OEM maintenance and support.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

     The Company's gross margin decreased to 44.2% in fiscal 1999 as compared to 47.5% in fiscal 1998. The decrease in gross margin is primarily the result of a decrease in ASPs for the Company's CD-ROM controller products in the Optical Storage business segment, which was only partially offset by a decrease in the Company's unit cost for the same products and an increase of higher margin royalty revenues. Additionally, fixed cost based operations costs included in cost of goods sold, which were relatively flat on a dollar basis, became higher as a percentage of revenues due to the significant decline in sales volumes.

     Gross margins for the Digital Imaging Equipment business segment were 68.9% for fiscal 1999, representing a decrease from 75.3% gross margin reported in fiscal 1998. Gross margins for the Consumer business segment were 22.3% for fiscal 1999, representing a slight increase from 21.2% gross margin reported in fiscal 1998.

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

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses were $46.2 million and
$49.7 million, and expressed as a percentage of net revenues were 71.9% and
31.6% in fiscal 1999 and 1998, respectively. The absolute dollar increase in research and development spending for fiscal 1999 compared to 1998 was primarily due to the hiring of additional technical personnel. Research and development expenses increased significantly as a percentage of net revenues for fiscal 1999. This increase was due to the significant decrease in the
Company's net revenues compared to fiscal 1998.

     Selling, General and Administrative Expenses. S,G&A expenses increased 14%
     --------------------------------------------
to $35.1 million in fiscal 1999 from $30.9 million in fiscal 1998. During the second quarter of fiscal 1999, the Company incurred approximately $1.6 million of consulting fees and other expenses related to the evaluation of a buyout proposal from Gold Acquisition Group. Additionally, legal expenses related to the complaint the Company filed with the International Trade Commission ("ITC")
on April 7, 1998 and additional litigation were higher in fiscal year 1999 compared to fiscal year 1998. See "Legal Proceedings". The increase in S,G&A expenses from fiscal 1998 to 1999 was also due to the hiring of additional management and administrative personnel since the prior year periods, and associated expenses. S,G&A expenses increased significantly as a percentage of net revenues for fiscal 1999 compared to fiscal 1998 due primarily to the significant decrease in the Company's net revenues.

     Amortization of Intangibles and Acquired in-process Research and
     ----------------------------------------------------------------
Development. Acquisition-related charges include the costs associated with the
-----------
acquisitions of Viewpoint and XLI in fiscal 1999 and the acquisition of certain assets of ODEUM in fiscal 1998. These costs also include amortization of intangibles, in this case purchased technology related to the ODEUM, ViewPoint and XLI acquisitions made in the fourth quarter of fiscal 1998 and first quarter of fiscal year 1999 See Note 10 of Notes to Consolidated Financial
Statements.


Viewpoint Technology
--------------------

     In the first quarter of fiscal year 1999, the Company acquired ViewPoint, a privately held development stage company focused on developing high performance solutions for the growing compact disc-read write market, specifically a controller device to support high encoding speeds for next-generation CD-RW drives, which was its only technology. At the date of acquisition, ViewPoint had yet to introduce its first product in the market place and was in the process of developing its VPT8008 product, but still required key firmware, drivers, design changes and





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

silicon testing prior to achieving technological feasibility. ViewPoint's technology was only valuable when integrated into the Company" server technology and physically redesigned to add significant key features. Based on discussions with ViewPoint technical personnel, it was determined that there were no alternative uses for their CD-RW technology and that approximately $2.6 million in additional engineering and development expenses would be required to bring a product to market in fiscal year 2000. The ViewPoint technology has enabled the Company to develop a CD-RW controller product, the 9790, which will support up to 32x read and 8x write speeds. Management believes that this product could provide in excess of 50% of the Company's revenues in FY2001. The
Company has commenced development of derivative products incorporating
Viewpoint's base technology.

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


     XLI
      ---

     During the first quarter of fiscal 1999, the Company acquired Xerographic
Laser Images Corporation (XLI), a provider of print quality enhancement technology for the digital office equipment market. At the date of acquisition, XLI had developed one product, the XLI-2050 image enhancer, and was also in the process of developing other high-performance products for digital copiers, multi-function devices, scanners and display markets. The Company acquired XLI in order to gain access to imaging technology and expertise that would complement its own image process solutions. XLI had a number of products in the development stage, none of which had reached the level of prototype or working sample. Three primary projects in process at the date of acquisition were 1) the 2050CP which enables printers to have more precise dot positioning and modulation and thereby, more accurately apply the color on the paper; 2) the 1016P, a black and white printer enhancement chip; and 3) a family of products for the emerging flat panel display market. Based on discussions with XLI's technical personnel, it was determined that there were no alternative uses for their specific technologies outside of the digital office market and that approximately $1.0 million in additional engineering and development expenses would be required to bring in-process products to market beginning in fiscal year 2000. The Company expected that about 20% of its future revenues could be derived from products integrating XLI's technologies. However, subsequent to the acquisition the Company has experienced some development delays and has adjusted future estimates accordingly. The Company's management does not believe that failure to complete in-process products will have a material adverse impact on the Company's business, results of operations or financial condition.

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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

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


     ODEUM
     -----

     In the fourth quarter of fiscal year 1998, the Company acquired certain assets of ODEUM Microsystems, Inc. ("ODEUM"), a subsidiary of Hyundai
Electronics America. With the acquisition, the Company acquired an integrated
MPEG-2 audio/video decoder and transport demultiplexor and a DVB-S compliant
QSPK demodulator as well as a core group of hardware and software engineers.
The products acquired from ODEUM are used predominantly in "free to air" satellite and cable set-top boxes for MPEG-2 encoded digital television broadcasting and therefore, represented the Company's first step in expanding its Consumer business segment and serving the digital television market. The
Company has recently introduced its first products into the set-top broadcast market incorporating ODEUM's technologies.

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

     Restructuring Charges.  During 1998, the Company discontinued its graphics
     ---------------------
and audio/communications businesses and incurred a charge to operations of approximately $1.8 million related to these discontinued businesses. The $1.8 million charge consisted of $1.0 million related to a write-off of prepaid royalties, approximately $0.6 million for severance pay and $0.2 million for miscellaneous charges. See Note 17 of Notes to Consolidated Financial
Statements.

     Non-operating Income.  For fiscal 1999, non-operating income, net,
     --------------------
consisted primarily of net interest income of $5.6 million. For fiscal 1998, non-operating income, net, included net interest income of $7.4 million, net foreign currency exchange losses of $2.5 million and approximately $10.6 million related to the settlement agreement between the Company and United
Microelectronics Corporation in connection with a complaint the Company filed with the ITC on July 21, 1997. The decrease in net interest income was due primarily to a reduction in the Company's invested cash balance for most of fiscal 1999 (prior to the receipt of the proceeds of the sale of the UICC investment discussed in Note 12 of Notes to Consolidated Financial Statements).
The Company recorded a small net foreign currency exchange gain in fiscal 1999, due to strengthening of the Japanese yen as compared to the exchange loss in fiscal 1998.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

     Income Taxes.  The effective tax benefit rate for fiscal 1999 was 10.2%.
     ------------
The benefit rate was significantly less than statutory rates due to limitations on net operating loss carryback benefits available to the Company, as well as an increase to the valuation allowance against the Company's deferred tax asset. The Company's effective tax rate was 15.0% in fiscal 1998, which was lower than statutory rates as a result of research and development credits earned by the Company becoming a higher percentage of the Company's' lower taxable income. See Note 11 of Notes to Consolidated Financial Statements.


Recently Issued Accounting Standards
------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133"), which will be effective for the Company's fiscal year 2001. SFAS
No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has assessed the impact of this new statement and does not expect the adoption of SFAS No. 133 to have a material effect on its consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued
Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in
Financial Statements," as amended by SAB 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is currently assessing the impact of this new Staff Accounting Bulletin on its consolidated financial position, liquidity and results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"),
Accounting for Certain Transactions Involving Stock Compensation - an
Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB
Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. This interpretation is effective for the Company in fiscal 2001. The Company does not believe that the adoption of this interpretation will have a material impact on the Company's financial position or results of operations.


Liquidity and Capital Resources
-------------------------------

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of June 30, 2000 consisted of approximately $120.8 million in cash, cash equivalents and short-term investments. The Company also has approximately $8.7 million in lines of letters of credit with Taiwanese financial institutions, all of which were available at June 30, 2000. The
Company had outstanding commitments to purchase capital equipment of approximately $1.2 million at June 30, 2000. Additionally, the Company repurchased 381,000 shares of its common stock during the first four months of fiscal 2000, for a total of approximately $1.8 million.

     The Company's working capital decreased by $14.3 million to $136.6 million as of June 30, 2000 from $150.9 million as of June 30, 1999. The decrease was primarily attributable to decreases in cash, cash equivalents and short-term investments of $12.4 million and foundry deposits of $9.1 million, and increases in accounts payable of $16.4 million, accrued expenses of $2.9 million and deferred revenue of $2.5 million which were partially offset by increases in inventories of $18.3 million and accounts receivable of $10.0 million. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

     The Company's cash flows used in operating activities increased to $18.6 million for fiscal 2000 from $10.5 million for fiscal 1999 primarily as a result of increased inventories and accounts receivable, partially offset by a decrease in net loss in fiscal 2000. The Company's cash flows used in operating activities in fiscal 2000 were primarily attributable to a net loss of $22.5 million after adding back non-cash activities, and an $18.3 million increase in inventories, combined with a $5.2 million increase in accounts receivable which were partially offset by increases in accounts payable and accrued expenses of $18.0 million and a $9.1 million decrease in foundry deposits. The Company has invested in building inventory and allowed for the growth in receivables and expects to continue to do due to the increasing volume of business driven by new products, particularly in Optical Storage.

     The Company's investing activities during fiscal 2000 used cash of $12.6 million as compared to $26.3 million of cash used for investing activities during fiscal 1999. Cash used in investing activities during fiscal 2000 resulted primarily from the purchase of Xionics for $9.5 million, net of cash acquired, $4.6 million in additions to property and equipment, and $4.3 million for the purchase of other equity investments which were partially offset by net proceeds from matured short-term investments of $26.0 million and $4.9 million in proceeds from the sale of a business unit. The acquisition of Xionics also involved the non-cash elements of issuing $36.8 million in common stock and assuming outstanding stock options valued at $8.4 million. Proceeds from the sale of a business unit also included the non-cash element of 293,794 shares of common stock in Conexant Systems, Inc. valued at $20.0 million at the date of divestiture. This amount is reflected in short-term investments on the balance sheet, which also includes a non-cash valuation reserve of $6.0 million, the offset of which is included in the equity section of the balance sheet.

     The Company's financing activities during fiscal 2000 provided cash of approximately $5.6 million as compared to cash used of $3.5 million during fiscal 1999. Cash provided by financing activities during fiscal 2000 was the result of $7.4 million in proceeds from the issuance of common stock through the exercise of employee stock options and employee stock purchase plan activity, which was partially offset by $1.8 million in the acquisition of treasury stock.

     In the first quarter of fiscal 2000, the Company allocated $25.0 million that is earmarked for venture investments. The Company did not establish a separate legal "fund" or raise money independent of Company funds for these purposes. The primary purpose of the fund is to invest in companies with developing technologies that leverage the Company's core optical storage and imaging businesses. The Company intends to make investments that are focused on technologies that will bring together audio, video, and data content for computing and consumer-electronics applications and consumer Internet appliances. The Company may also make investments outside of these focused areas.

     The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund operations over the next twelve months. If, however, during the next twelve to eighteen month period the Company fails to increase its revenue or is unable to reduce its expenses below its revenues, then the Company may be in a position where it will need to seek additional financing. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, other than those disclosed above or elsewhere in this Annual Report on Form 10-K.


Factors That May Affect Future Results
--------------------------------------

The following factors should be carefully considered in evaluating the Company and its business.

     Expected Benefits of the Merger with Xionics May Not Be Achieved. In order
     ----------------------------------------------------------------
to realize the benefits of the merger, the Company will have to effectively integrate the operations and management acquired in the merger, together with technical research and development, sales and marketing, business development efforts and also retain key personnel in this process. The successful execution of these events will involve considerable risk and may not be




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

successful. If the Company is not successful in accomplishing this integration, then the objectives of the merger, including improved operating results will not be realized. A key benefit of the merger is perceived to be the Company's opportunity to transition from being an integrated circuits provider to a complete solutions provider for the growing digital office market, and thereby, gain a larger share of the products outsourced by the Company's original equipment manufacturer, or OEM, customers. The Company believes that it will have the resources and technology necessary to be a leading supplier to the digital office market and will offer one of this industry's most integrated and flexible platforms. However, if the integration is not successful or is unexpectedly delayed or more expensive than contemplated, the Company will not realize these benefits to the fullest extent possible.

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

     The market price of the Company's common stock could decline as a result of the merger if:

     o The integration is unsuccessful or proves to be more expensive or time-consuming than expected;

     o The Company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by third party and other financial analysts; or

     o The effect of the merger on the Company's financial results are not consistent with the expectations of third party and other financial analysts.

     The Company's Future Financial Results Will Be Adversely Impacted By the
     ------------------------------------------------------------------------
Costs of The Merger With Xionics and May Be Further Adversely Impacted By the
-----------------------------------------------------------------------------
Accounting Treatment of the Merger. The Company took a charge of approximately
----------------------------------
$9.9 million against earnings in the third fiscal quarter of 2000 in order to write off the cost of in-process research and development acquired in the merger. The Securities and Exchange Commission scrutinizes large in-process research and development write-offs. In addition to the $9.9 million charge taken, approximately $45.8 million (representing the fair value of net intangible assets acquired in the merger) has been recorded on the Company's balance sheet and is being amortized over three to five years.

     The Company Has Experienced and Expects To Continue To Experience
     -----------------------------------------------------------------
Significant Period-To-Period Fluctuations in Its Revenues and Operating
-----------------------------------------------------------------------
Results, Which May Result In Volatility in the Price of Its Stock. The
-----------------------------------------------------------------
Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Accordingly, you should not rely on period-to-period comparisons as an indication of future performance. In addition, these variations may cause the
Company's stock price to fluctuate. If quarterly results fail to meet public expectations, the price of the Company's stock may decline.

     The Company's revenues and operating results are affected by a wide variety of factors, including factors that generally affect everyone in its industry and factors that are more specific to its business and product lines.
The principal risk the Company faces in its business and one which has had, and is expected to continue to have, a significant effect on its revenues and operating results, is its dependence on the optical storage market. Other factors specific to its business and product lines include the following:

     o The Company's ability to diversify its product offerings and the markets for its products;

     o  The current market for its products;

     o  The loss or gain of important customers;

     o The timing of significant orders and order cancellations or reschedulings;

     o Pricing policy changes by the Company and its competitors and suppliers;




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

     o  The potential for significant inventory exposure;

     o The timing of the development and introduction of new products or enhanced versions of existing products;

     o  Market acceptance of new products;

     o  Increased competition in product lines;

     o  Barriers to entry into new product lines;

     o  The competitiveness of the Company's customers; and

     o  The inability to obtain foundry capacity.

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

     The Company Has a Recent History of Operating Losses and May Not Become or
     --------------------------------------------------------------------------
Remain Profitable. Although the Company experienced periods of profitability
-----------------
following its reincorporation in Delaware in October 1994 in connection with its initial public offering (the Company was first incorporated in California in 1987), the Company has at times sustained significant losses since the initial public offering and may not become profitable in the future. While the
Company had net income of $5.9 million in fiscal 1998, its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998, an operating loss of $61.9 million for fiscal 1999, and an operating loss of $61.1 million for fiscal 2000 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). The Company's operating losses generally have been due to its dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In fiscal 1998, the Company failed to timely and/or adequately develop its integrated CD-ROM controller product and second generation CD-RW product. Consequently, for fiscal 1999, the Company was dependent on mature CD-ROM products and its first generation CD-RW product for its revenue. These mature products continued to decline in both unit sales volume and average sales price in each successive quarter. In the third quarter of fiscal 2000, the Company achieved volume production with its next generation
CD-RW product. However, given certain evolving dynamics in the CD-RW market, including the rate of adoption of this technology, competition and selling prices,




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

the Company cannot accurately predict the product's impact on operating results nor can any assurance be given that revenue from this product will enable the Company to return to profitability.

     The Company expects that the ASP's for its optical storage products will continue to decline over time and that ASPs for each new optical storage product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, the Company believes that gross margins for new products in its optical storage market will be lower than historical levels. However, the Company believes that with the additional planned software and solution product offerings from the Company's Optical and Imaging Groups, gross margins in general will increase in the future.

     If the Company incurs additional losses or fails to achieve profitability in the future, this will significantly harm its business and may affect the trading price of its common stock.

     The Company's Financial Performance is Highly Dependent on the Timely and
     -------------------------------------------------------------------------
Successful Introduction of New Products. The markets for the Company's products
---------------------------------------
are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's financial performance is highly dependent upon timely and successful execution of next generation and new products, including those from acquired businesses, particularly in light of the Company's past failure to timely develop new products for the optical storage market in fiscal 1998 and 1999. The failure to timely and successfully introduce next generation and new products that achieve market acceptance in the future could seriously damage the Company's business, financial condition and results of operations. Specifically, the Company's performance is highly dependent upon the successful development and timely introduction of its next generation CD-RW controller, combination DVD and CD-RW controller, MPEG-2 decoder for the DVD player market, and embedded imaging processing solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips for multifunction peripherals.

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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

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

     The Company's Future Revenues Are Highly Dependent On Sales of Its CD-RW
     ------------------------------------------------------------------------
Controller Product. The Company's future revenue generation is highly dependent
------------------
on its recently introduced and next generation CD-RW product as well as its combination DVD and CD-RW product. The Company is no longer developing any CD-
ROM controllers, but since the early part of fiscal 1999 has been instead focusing its development efforts on controllers for CD-RW and DVD drives. If the Company's recently introduced CD-RW product fails to achieve market acceptance, it will need other sources of revenue to offset the previous discontinuation of sales of its CD-ROM controllers. In fiscal 2000, revenue generated from the Company's optical storage CD-ROM business declined 94%
primarily due to the lack of a next-generation integrated CD-ROM device and revenue generated from the Company's optical storage CD-RW business increased by 90%, compared to the previous year, primarily due to the introduction of a new CD-RW product.  In fiscal 1999, revenue generated from the Company's optical storage CD-ROM and CD-R/RW businesses declined 73% and 36%, respectively, compared to the previous year, primarily due to delays in the development of the next-generation integrated CD-ROM device and CD-RW product.

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

     The decrease in the overall level of sales of, and prices for, the Company's CD-ROM and older generation CD-RW controller product due to introductions of newer products by competitors, the decline in demand for CD-
ROM controller products generally, product obsolescence and delays in the Company's integrated CD-ROM controller product and its next generation CD-RW product, have had a material adverse effect on the Company's business, financial condition and results of operations, and will continue to have that effect if the Company fails to successfully introduce new and next generation products to the optical storage market.

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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

Xionics Document Technologies, successfully in order to develop complete product solutions and compete more effectively and successfully against other suppliers and outsourcers as well as its own OEM customers and other manufacturers.

     The Company's Future Revenues Related To Its Imaging Group Are Highly
     ---------------------------------------------------------------------
Dependent on Its Relationship with Hewlett-Packard. Historically, contracts and
--------------------------------------------------
licenses with Hewlett-Packard generated a significant portion (66% in fiscal
1999) of the revenues related to the digital office equipment business of
Xionics Document Technologies, the Company acquired in the third quarter of fiscal 2000. In addition, the Company's Imaging Group has sold integrated circuits to Hewlett-Packard in the past. For fiscal 2000, sales of integrated circuits to Hewlett-Packard represented 30% of Oak's Imaging revenue. It is anticipated that revenue from Hewlett-Packard will constitute a significant portion of the Company's overall revenues going forward. Therefore, any significant disruption or deterioration of its relationship with Hewlett-
Packard would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has met all of its obligations necessary to secure the right to receive ongoing payments from
Hewlett-Packard various agreements with Hewlett- Packard, and is also current in performing its obligations under these various agreements. However, there can be no assurance that the Company will continue to meet all such obligations in the future. Hewlett- Packard has the right to terminate each of its agreements with the Company if the Company materially breaches its obligations under that agreement and does not cure such breach within 30 days. In addition, competitors of the Company, including without limitation Adobe Systems Inc.,
Peerless Systems Corporation, Electronics for Imaging, Inc. and Texas
Instruments are continuously engaged in efforts to expand their business relationship with Hewlett-Packard at the Company's expense, and are likely to continue those efforts in the future. There can be no assurance that one or more of the Company's competitors will not be successful in competing with the
Company for some or all of Hewlett-Packard's business. Further, although
Hewlett-Packard has shown a strong tendency to outsource embedded systems software and development for its office products over the past several years, there can be no assurance that this trend will continue or that Hewlett-
Packard's internal development groups will not compete successfully for some or all of this outsourced business in the future. Finally, any adverse change in
Hewlett-Packard's business, results of operations or financial condition could in turn have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's Markets Are Intensely Competitive and Experience Rapid
     --------------------------------------------------------------------
Technological Change. The markets in which the Company competes are intensely
--------------------
competitive and are characterized by rapid technological change, declining average unit sales prices and rapid product obsolescence. If the Company cannot successfully respond to the technological advances of others or if its new products or product enhancements do not achieve market acceptance, the
Company's business, operating results and financial condition could be seriously harmed. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with solutions that may be less costly or provide higher performance or additional features. The Company's principal competitors in the optical storage market are MediaTek, Toshiba and Ricoh; its principal competitors in the digital office market are Adobe Systems, Inc., Peerless
Systems Corporation, Electronics for Imaging, Inc., and in-house, captive suppliers, and the Company expects increased competition from the merchant market in the future. Many of these existing competitors as well as those customers expected to compete in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. In addition, much of the Companies success is dependent on the success of its OEM customers. The Company's OEM customers in both the optical storage, and digital office markets compete fiercely with one another for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices.

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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

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

     The Company May Be Unable To Protect Its Intellectual Property and
     ------------------------------------------------------------------
Proprietary Rights, Which May Affect Its Ability to Compete. The Company's
-----------------------------------------------------------
ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. However, these measures afford only limited protection. The Company's competitors may be able to effectively design around the Company's patents. There can be no assurance that any of the Company's patents will not be challenged, invalidated or circumvented, or that the rights granted under those patents will provide competitive advantages to the Company.
Moreover, while the Company holds or has applied for patents relating to the design of its products, some of its products are based in part on standards, for which it does not hold patents or other intellectual property rights. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Moreover, the Company intends to seek additional international and United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in all countries where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company.

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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

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

     The Company May Be Unable to Obtain Third Party Intellectual Property
     ---------------------------------------------------------------------
Rights and/or May Be Liable For Significant Damages. Certain technology used in
---------------------------------------------------
the Company's products is licensed from third parties, and in connection with these licenses, the Company is required to fulfill confidentiality obligations and, in some cases, pay royalties. Some of the Company's products, require various types of copy protection software that the Company must license from third parties. Should the Company lose its rights to, or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its products. The Company's agreements with third parties often have no specified term and may be terminated by either party in the event of breach by the other. The Company's business could be adversely affected by the loss for any reason of these third-party agreements. Given the trend to include increasing levels of functionality on a chip, in the future it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that those licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter into those license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company Depends on Third Party Foundries and Vendors to Manufacture
     -----------------------------------------------------------------------
Products. The Company contracts with independent foundries to manufacture a
--------
majority of its products and with independent vendors to assemble and test these products. The Company's failure to adequately manage its relationships with these foundries and vendors could negatively impact its ability to manufacture and sell its products and its results of operations.

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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

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

     The Company's reliance on independent manufacturers and third party assembly and testing vendors involves a number of additional risks, including:

     o The loss of any foundry as a supplier;

     o Inability to expand foundry capacity in a period of increased demand for the Company's products;

     o Inability to obtain timely and adequate deliveries from current or future suppliers;

     o Delays in shipments of the Company's products;

     o Disruption of operations at any of the Company's manufacturing facilities;

     o Product defects and the difficulty of detecting and remedying product defects;

     o The unavailability of, or interruption in access to, certain process technologies; and

     o Reduced control over delivery schedules, quality assurance and costs.

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

     The Company's Failure to Accurately Forecast Demand for Its Products Could
     --------------------------------------------------------------------------
Negatively Impact Its Results of Operations. Under its foundry agreements, the
-------------------------------------------
Company is required to place non-cancelable orders and purchase its products on an approximately three-month rolling basis. The Company's customers, on the other hand, generally place purchase orders with the Company less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be cancelled, without significant penalty. This limits the Company's ability to react to fluctuations in demand for its products. If the Company overestimates the product necessary to fill orders, or fails to foresee a technology change that could render a product obsolete, it will build excess inventories which could harm its gross margins and operating results. If the
Company underestimates the product necessary to fill orders, it may not be able to obtain an adequate supply of products which could harm its revenues. The
Company has experienced inventory write-offs of its optical storage products in the past primarily due to unforeseen and rapid changes in its customers'
demand, in particular speed changes, and consequently experienced rapid product obsolescence.

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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

and has now returned to a capacity shortage situation. No assurance can be given that the Company can or will achieve timely, cost-effective access to that capacity when needed.

     The Company Derives A Large Portion of Its Revenues from International
     ----------------------------------------------------------------------
Sales, Depends on Foreign Subcontractors and Is Subject to the Risks of Doing
-----------------------------------------------------------------------------
Business in Foreign Countries. A large portion of the Company's revenues are
-----------------------------
derived from international sales. International sales, principally to Korea,
Japan, Singapore and Europe, accounted for approximately 75%, 86% and 92%, of the Company's net revenues for fiscal 2000, 1999 and 1998, respectively. The
Company also depends on foreign subcontractors for the manufacture of its products. Most of the Company's foreign sales and purchases are negotiated in
US dollars, although invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations in the foreign countries in which it does business.

     The Company also is subject to other risks of conducting business outside of the United States. These risks include:

     o Unexpected changes in, or impositions of, foreign legislative or regulatory requirements;

     o Delays resulting from difficulty in obtaining export licenses for certain technology;

     o Tariffs, quotas and other trade barriers and restrictions;

     o Longer payment cycles;

     o Greater difficulty in collecting accounts receivable;

     o Potentially adverse taxes and adverse tax consequences;

     o The burdens of complying with a variety of foreign laws;

     o Political, social and economic instability;

     o Potential hostilities;

     o Changes in diplomatic and trade relationships; and

     o Fluctuations in foreign currencies

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

     The Company Depends on a Limited Number of Customers for a Substantial
     ----------------------------------------------------------------------
Portion Of Its Revenues, and a Loss Of, Or A Significant Reduction in Purchases
-------------------------------------------------------------------------------
By, Current Major Customers Would Significantly Reduce Its
----------------------------------------------------------





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)


Revenues. The Company has derived a substantial portion of its net revenues
--------
from a limited number of customers and expects this concentration to continue.
For fiscal 2000, 1999 and 1998 sales to the Company's top ten customers accounted for approximately 78%, 70% and 81% of the Company's net revenues, respectively. In addition, the Company has experienced significant changes from year to year in the composition of its major customer base and the Company believes this pattern of significant change may continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the
Company has no long term purchase agreements with any of its customers. The loss of, or significant reduction in purchases by, current major customers of the Company would significantly reduce its revenues.

     The Company Is A Defendant in Several Lawsuits. The Company and various of
     ----------------------------------------------
its current and former officers and directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired the Company's common stock for the period from July 27, 1995 to May 22, 1996, alleging state securities law and other violations. Additionally, various of the Company's current and former officers and directors are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, the
Company believes the class action and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible the
Company may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's financial statements. The
Company is also a party to various other legal proceedings, including a number of patent-related matters. In the opinion of management, these patent related legal proceedings will not result in any material liability to the Company. In connection with these lawsuits, however, management time has been, and will continue to be, expended and the Company has incurred, and expects to continue to incur, substantial legal and other expenses.

     The Company Must Continue To Make Significant Capital Investments, And The
     --------------------------------------------------------------------------
Inability to Raise the Additional Capital Necessary to Fund These Investments
-----------------------------------------------------------------------------
On Acceptable Terms Could Seriously Harm the Company's Business. In order to
---------------------------------------------------------------
remain competitive, the Company must continue to make investments in new facilities and capital equipment, and significant amounts of capital additions could be required in subsequent years. Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, the Company has entered into and will continue to consider various possible transactions, including various "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require the Company to seek additional financing.
The Company believes that existing liquid resources and funds generated from operations, if any, combined with its ability to borrow funds will be adequate to meet its operating and capital requirements and obligations into the foreseeable future. The Company believes that the level of a Company's financial resources is an important factor in its industry. Accordingly, the
Company may from time to time seek additional equity or debt financing. There can be no assurance that those funds will be available on terms acceptable to the Company when needed. Any future equity financing will also lead to dilution to existing shareholders.

     The Company May Make Future Acquisitions or Enter into Joint Ventures That
     --------------------------------------------------------------------------
May Not Be Successful. In the future, the Company may acquire additional
---------------------
businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand its business. Acquisitions involve numerous risks including:

     o Difficulties in integration of the operations, technologies, and products of the acquired companies;

     o Diverting management's attention from normal daily operations of the business;

     o Entering markets in which there is limited direct prior experience and where competitors have stronger market positions;

     o Coordination of sales, marketing and research and development;

     o Potential loss of key employees; and

     o The maintenance of corporate culture, controls, procedures and policies.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

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

     The Company Will Depend On Key Personnel To Manage Its Business, and the
     ------------------------------------------------------------------------
Loss of Any Key Personnel Could Seriously Harm Its Business.  The Company's
-----------------------------------------------------------
future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel including highly skilled engineering and technical employees.
Specifically, it is important for the Company to retain the services of Young
K. Sohn, the Company's current president and chief executive officer. The
Company is in the process of recruiting financial, technical and operational personnel. Competition for these people is intense because of this limited number of candidates and the growth of high-tech companies, and there can be no assurance that the Company will be able to attract and retain qualified replacements or additional technical or operational personnel. Moreover, none of the key technical or senior management personnel of the recently acquired
Xionics Document Technologies are bound by long-term employment arrangements.
There is no assurance that the Company will be able to find suitable replacements for any senior management personnel who may leave the Company.

     Provisions in The Company's Charter Documents And Rights Plan Could Make
     ------------------------------------------------------------------------
It More Difficult To Acquire The Company And May Reduce The Market Price Of The
-------------------------------------------------------------------------------
Company's Stock. The Company's board of directors has the authority to issue up
---------------
to 2.0 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock, may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The Company has no present plans to issue shares of preferred stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the
Company, which could have an adverse effect on the market price of the stock.
In addition, the Company's charter documents do not permit cumulative voting and provide that its board of directors will be divided into three classes, each of which serves for a staggered three-year term, which may also make it more difficult for a third-party to gain control of the board of directors.

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

     Pricing Issues.  The willingness of prospective customers to design the
     --------------
Company's products into their products depends, to a significant extent, upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, especially in the consumer electronics market and the optical storage market, are characterized by intense price competition. As the markets for the
Company's products mature and competition increases, as has been the trend for the optical storage and digital video disk segment of the consumer electronics market, the Company anticipates that ASPs on its products will decline. The
Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain acceptable gross profit margins. Gross profit margins also vary reflecting the impact of changes in the general condition of the economy, capacity utilization levels in the semiconductor industry, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities. If the Company is unable to reduce its costs sufficiently to offset




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating results will be materially adversely affected. In addition, if the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, fails to reduce its manufacturing costs, or fails to utilize its prepaid deposits with the TSMC and Chartered foundries, the result would be a material adverse effect on the Company's business, financial condition and operating results.

     Limited Customer Base.  The Company has derived a substantial portion of
     ---------------------
its net revenues from a limited number of customers and expects this concentration to continue. These customers were all purchasers of the Company's
CD-ROM and CD-RW products. (Please see the discussion above under the heading
"Dependence on CD-ROM and CD-RW Controller Product" for a description of the decline in revenues the Company has experienced in connection with sales of our
CD-ROM product.) At June 30, 2000, three customers accounted for approximately
17%, 11% and 11% of accounts receivable, respectively. At June 30, 1999, one international customer accounted for approximately 40% of accounts receivable.
In addition, the Company has experienced significant changes from year to year in the composition of its major customer base, including the loss in the past year of two customers who combined were responsible for approximately 24% of the Company's sales in fiscal year 1998. The Company believes this pattern may continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the Company has no long term purchase agreements with any of its customers. The loss of or significant reduction in purchases by, current major customers of the Company would have a material adverse effect on the Company's business, financial condition and operating results.





ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of June
30, 2000, the Company had foreign currency forward exchange contracts to exchange Yen for approximately $2,350,000 and $1,030,000, respectively. The
Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at June 30, 2000 and 1999, the effect on the Company's consolidated financial statements would not be material. However, there can be no assurance that there will not be a material impact in the future.

     The Company's cash equivalents and short-term investments ("debt and equity investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. The Company manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations, which mature within the next 24 months. In addition, the Company does not use investments for trading or other speculative purposes. Not withstanding the foregoing, due to the divestiture of the Broadband business in January 2000, the Company is in the unusual position of also holding an investment in 293,794 shares of Conexant Systems Inc. common stock which had an original book value of $68.05 per share. This investment is classified as being held as an available-for-sale security, and accordingly, the reduction in the market value of the investment at June 30, 2000 of approximately $6.0 million has been recorded as an item of comprehensive loss. This is a highly volatile equity security with market valuations in the range of $26.00 to $132.00 since mid January 2000. The original shares were not registered and available for sale until early March 2000. The Company intends to convert these shares into cash over time.

     Due to the short maturities of its investments, the carrying values generally approximate the fair value. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2000 and 1999, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.



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







                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the
Company's Proxy Statement related to the Company's 2000 Annual Meeting of
Stockholders, to be filed by the Company with the Securities and Exchange
Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in
Part I of this Report in "Business - Management" and certain other information required by this item is incorporated by reference from the section captioned
"Section 16(a) Beneficial Ownership Reporting Compliance" contained in the
Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and
Management" contained in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the sections captioned "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" contained in the Proxy Statement.





                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:



                                                                       Page
                                                                       ----
1 Financial Statements.
  --------------------

  Independent Auditors' Report........................................  52



  Consolidated Balance Sheets - As of June 30, 2000 and 1999..........  53

  Consolidated Statements of Operations - For the Three Year Period
    Ended June 30, 2000...............................................  54

  Consolidated Statements of Stockholders' Equity - For the Three Year
    Period Ended June 30, 2000........................................  55

  Consolidated Statements of Cash Flows - For the Three Year Period
    Ended June 30, 2000...............................................  56

  Notes to Consolidated Financial Statements..........................  57


2 Financial Statement Schedule. The following Financial Statement
  ----------------------------
  Schedule of the Registrant is filed as part of this report:

  Schedule II--Valuation and Qualifying Accounts......................  85


  All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial
  Statements or notes thereto.

3 Exhibits. The following Exhibits are filed as part of, or
  --------
            incorporated by reference into, this report:



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

 10.08 Form of Indemnification Agreement, between the Company and each of its Directors and executive officers(14)


 10.09  VCEP Agreement dated July 30, 1990 between the Company and Advanced
        Micro Devices, Inc.(3)


 10.1   Product License Agreement dated April 13, 1993 between the Company and
        Media Chips, Inc., as amended September 16, 1993(3)


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

 10.2   First Amendment to Plan of Reorganization and Agreement of Merger dated
        October 27, 1995 among the Company, Oak Acquisition Corporation, Pixel
        Magic, Inc. and the then shareholders of Pixel dated June 25, 1996 and Second Amendment thereto dated June 13, 1997(16)**




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

 10.29 Employment Agreement between Oak Technology Inc. and Young K. Sohn dated February 27, 1999(21)

 10.3   Loan agreement between Oak Technology Inc. and Young K. Sohn dated
        February 27, 1999(21)

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

23.1    Consent of Independent Auditors.

24.1    Power of Attorney (signature page).

27.1    Financial Data Schedule.

----------------------------------

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

(b) Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K for the quarter ended June 30, 2000.


Trademark Acknowledgments

     Oak Technology, Inc. and the Oak logo are registered trademarks of the Company. Pixel Magic, XLI Corporation, iDSP, iCodec, and iRET, are trademarks of the Company.

     All other brand names or trademarks appearing in the Annual Report on Form 10-K are the property of their respective owners.

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders


Oak Technology, Inc.:


We have audited the accompanying consolidated balance sheets of Oak Technology, Inc. and subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule II "Valuation and Qualifying Accounts", insofar as it relates to the three-year period ended June 30, 2000. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Technology, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                     KPMG LLP


Mountain View, California
July 24, 2000

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share and share data)

                                                               June 30,
                                                        ---------------------
                                                          2000         1999
                                                          ----         ----
                                   ASSETS

Current assets:
  Cash and cash equivalents............................. $  19,100  $  19,500
  Short-term investments................................   101,704    113,703
  Accounts receivable, net of allowance for
    doubtful accounts of $671 and $555, respectively....    18,294      8,251
  Inventories...........................................    20,137      1,819
  Current portion of foundry deposits...................        --      9,061
  Prepaid expenses and other current assets.............    11,658     11,120
                                                          --------   --------
      Total current assets..............................   170,893    163,455
Property and equipment, net.............................    19,738     22,039
Foundry deposits........................................        --      7,760
Intangible assets, net..................................    44,053      7,569
Other assets............................................     1,716      3,018
                                                          --------   --------
Total assets............................................  $236,400   $203,841
                                                          ========   ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt...  $      7   $     25
  Accounts payable......................................    20,062      3,648
  Accrued expenses......................................    11,357      8,467
  Deferred revenue......................................     2,857        379
                                                          --------   --------
      Total current liabilities.........................    34,283     12,519
Long-term debt..........................................        --          5
Deferred income taxes...................................       697      1,438
Other long-term liabilities.............................       110        457
                                                          --------   --------
Total liabilities.......................................    35,090     14,419
                                                          --------   --------
Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; none issued and outstanding as of
    June 30, 2000 and 1999..............................        --         --
  Common stock, $0.001 par value; 130,000,000 shares
    authorized at June 30, 2000 and 60,000,000 shares
    authorized at June 30, 1999; 55,059,984 shares
    issued and 52,677,504 shares outstanding as
    of June 30, 2000; and 42,916,721 shares issued and
    40,915,241 shares outstanding as of June 30, 1999...        55         42
  Additional paid-in capital............................   217,357    164,784
  Treasury stock........................................   (11,257)    (9,437)
  Retained earnings.....................................     1,171     34,033
  Accumulated other comprehensive loss..................    (6,016)        --
                                                          --------   --------
      Total stockholders' equity........................   201,310    189,422
                                                          --------   --------
Total liabilities and stockholders' equity..............  $236,400   $203,841
                                                          ========   ========


See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share and share data)



                                                    Year Ended June 30,
                                              --------------------------------
                                                2000        1999        1998
                                                ----        ----        ----
Revenues:
  Product revenues........................... $ 65,348    $ 64,965    $154,290
  Software and other revenues................   21,108       6,086       2,816
                                              --------    --------    --------
    Total  revenues..........................   86,456      71,051     157,106
                                              --------    --------    --------
Cost of revenues:
  Cost of product revenues...................   34,577      38,095      80,998
  Cost of software and other.................    6,343       1,524       1,560
                                              --------    --------    --------
    Total cost of revenues...................   40,920      39,619      82,558
                                              --------    --------    --------
    Gross profit.............................   45,536      31,432      74,548
Research and development expenses............   49,726      46,165      49,658
Selling, general, and administrative expenses   33,863      35,110      30,905
Amortization of intangibles..................   11,778       4,942          --
Restructuring charges........................    1,270          --       1,766
Acquired in-process research and development.   10,008       7,161       1,323
                                              --------    --------    --------
    Operating loss...........................  (61,109)    (61,946)     (9,104)
                                              --------    --------    --------
Gain on sale of business unit................   22,075          --          --
Non-operating income, net....................    6,172       5,530      16,101
                                              --------    --------    --------
    (Loss) income before income taxes........  (32,862)    (56,416)      6,997
Income taxes (benefit) expense...............       --      (5,747)      1,050
                                              --------    --------    --------
Net (loss) income............................ $(32,862)   $(50,669)   $  5,947
                                              ========    ========    ========
Net (loss) income  per share:
    Basic.................................... $  (0.71)   $  (1.24)   $   0.14
                                              ========    ========    ========
    Diluted.................................. $  (0.71)   $  (1.24)   $   0.14
                                              ========    ========    ========

Weighted average common and potential common
  shares used in computing net (loss) income
  per share:
    Basic....................................   46,057      40,819      41,739
                                              ========    ========    ========
    Diluted..................................   46,057      40,819      42,493
                                              ========    ========    ========


See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)



                                                                                        Accumulated
                            Common Stock      Additional              Treasury Stock       Other          Total
                        -------------------                         -------------------
                        Number of $.001 Par    Paid-In    Retained   Number of          Comprehensive  Stockholders' Comprehensive
                         Shares    Value       Capital    Earnings    Shares    Cost    Income (Loss)     Equity     Income (Loss)
                         ------    -----       -------    --------    ------    ----    ------------      ------     -------------

Balances, July 1, 1997.. 41,087   $  41       $159,901    $ 78,755       --   $    --      $     --     $ 238,697
Net income and
  comprehensive income..     --      --             --       5,947       --        --            --         5,947       $  5,947
                                                                                                                        ========
Exercise of warrants....    150      --             --          --       --        --            --            --

Repurchase of common stock   --      --             --          --   (1,142)  $(6,708)           --        (6,708)
Exercise of stock options   799       1          1,196          --       --        --            --         1,197
Employee stock purchase
  Plan....................  255      --          1,555          --       --        --            --         1,555
Tax benefit on exercise
  of stock options.......    --      --            520          --       --        --            --           520
                         ------   -----       --------    --------   ------   -------      --------      --------
Balances, June 30, 1998  42,291      42        163,172      84,702   (1,142)   (6,708)           --       241,208

Net loss and
  comprehensive loss.....    --      --             --     (50,669)      --        --            --       (50,669)      $(50,669)
Repurchase of common
  Stock..................    --      --             --          --     (859)   (2,729)           --        (2,729)
Exercise of stock options   346      --            713          --       --        --            --           713
Employee stock purchase
  Plan...................   280      --            899          --       --        --            --           899
                         ------   -----       --------    --------   ------   -------      --------      --------
Balances, June 30, 1999  42,917      42        164,784      34,033   (2,001)   (9,437)           --       189,422
Comprehensive income -
  net loss                   --      --             --     (32,862)      --        --            --       (32,862)      $(32,862)
Other comprehensive
 income - change in net
 unrealized loss on
 investments.............    --      --             --          --       --        --        (6,016)       (6,016)        (6,016)
                                                                                                                        --------
Comprehensive loss                                                                                                      $(38,878)
                                                                                                                        ========
Repurchase of common
  Stock..................    --      --             --          --     (381)   (1,820)           --        (1,820)
Issuance of common stock
  in connection with
  purchase of Xionics
  Document Technologies.. 9,483      10         45,163          --       --        --            --        45,163
Exercise of stock options 2,216       2          6,058          --       --        --            --         6,060
Employee stock purchase
  Plan...................   444       1          1,353          --       --        --            --         1,354
                         ------   -----       --------    --------   ------  --------      --------      --------
Balances, June 30, 2000..55,060   $  55       $217,357    $  1,171   (2,382) $(11,257)      $(6,016)     $201,310
                         ======   =====       ========    ========   ======  ========       =======      ========

See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                    Year Ended June 30,
                                             ----------------------------------
                                                2000        1999        1998
                                                ----        ----        ----
Cash flows from operating activities:
Net income (loss)............................ $ (32,862)  $ (50,669)  $  5,947
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization..............    17,984      12,411      7,386
  Gain on sale of business...................   (22,075)         --         --
  Acquired in-process technology.............    10,008       7,161      1,323
  Loss on Equity method investments, net.....     1,863         194         --
  Restructuring charges......................     1,270          --      1,047
  Foundry deposit reserve adjustments........       700       2,800         --
  Loss on disposal of fixed assets...........     1,381       1,293         --
  Deferred income taxes......................      (741)      4,187     (4,743)

Changes in operating assets and liabilities:
  Accounts receivable........................    (5,247)      9,354      7,267
  Inventories................................   (18,318)      5,739      4,764
  Foundry deposits...........................     9,061       1,554     12,985
  Prepaid expenses and other current assets..     1,606        (153)    (3,056)
  Accounts payable, accrued expenses and
   deferred revenue..........................    16,909      (4,382)   (21,437)
                                               --------    --------   --------
Net cash provided by (used in) operating
  Activities.................................   (18,551)    (10,511)    12,215
                                               --------    --------   --------
Cash flows from investing activities:
Purchases of short-term investments..........  (193,870)   (114,021)   (65,290)
Proceeds from matured short-term investments.   219,853      57,740     65,528
Additions to property and equipment, net.....    (4,566)     (5,998)   (12,035)
Other acquisitions and equity investments....    (4,281)         --         --
Proceeds from sale of business unit..........     4,900          --         --
Acquisition of Xionics, net of cash acquired.    (9,453)         --         --
Acquisition of ViewPoint, Inc., net of cash
  Acquired...................................        --      (9,467)        --
Acquisition of XLI Inc. common stock.........        --      (3,675)        --
Payment of certain XLI, Inc. liabilities at
  acquisition date...........................        --      (2,094)        --
Acquisition of ODEUM Microsystems............        --          --     (4,010)
Investment in Omni Peripherals Pte. Ltd......        --          --       (802)
Proceeds from sale of (investment in) foundry
  Venture....................................        --      51,234    (11,616)
                                               --------    --------   --------

Net cash provided by (used in) investing
  Activities.................................    12,583     (26,281)   (28,957)
                                               --------    --------   --------
Cash flows from financing activities:
Issuance of debt.............................        --       3,773     12,544
Repayment of debt............................      ( 23)     (6,167)   (19,652)
Treasury stock acquisition...................    (1,820)     (2,729)    (6,708)
Issuance of common stock.....................     7,411       1,612      2,752
                                               --------    --------   --------
Net cash provided by (used in) financing
  activities.................................     5,568      (3,511)   (11,064)
                                               --------    --------   --------
Net decrease in cash and cash equivalents....     ( 400)    (40,303)   (27,806)
Cash and cash equivalents, beginning
  of period..................................    19,500      59,803     87,609
                                               --------    --------   --------
Cash and cash equivalents, end of period.....  $ 19,100    $ 19,500   $ 59,803
                                               ========    ========   ========

Supplemental information:
Cash paid during the period:
  Interest...................................  $     --    $     52   $    280
                                               ========    ========   ========
  Income taxes...............................  $     --    $     --   $ 14,548
                                               ========    ========   ========
Equity securities received in sale of
  Business...................................  $ 20,000    $     --   $     --
                                               ========    ========   ========
Net unrealized losses on available-for-sale
  Securities.................................  $  6,016    $     --   $     --
                                               ========    ========   ========
Fair value of stock options assumed in
  Xionics acquisition........................  $  8,380    $     --   $     --
                                               ========    ========   ========
Fair value of stock issued for
  Xionics acquisition........................  $ 36,793    $     --   $     --
                                               ========    ========   ========


See accompanying notes to consolidated financial statements.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  THE COMPANY

     Oak Technology, Inc. and subsidiaries (the "Company"), a Delaware corporation, is engaged in the design, development and marketing of high performance multimedia semiconductors and related software to the optical storage and imaging markets. The Company commenced operations in August 1987, as a California corporation. The Company has subsidiaries in Taiwan, Japan, United Kingdom and Germany.



(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Basis of Presentation and Preparation
     -------------------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.


     Use of Estimates
     ----------------

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


     Cash Equivalents and Investments
     --------------------------------

     The Company's policy is to invest cash in excess of operating requirements in interest-bearing investments. Securities purchased with remaining maturities of three months or less at the date of acquisition are considered to be cash equivalents. Securities purchased with remaining maturities greater than three months at the date of acquisition are included in short-term investments.

     The Company accounts for its investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. The Company has classified all securities held at June 30, 2000 and June 30, 1999 as available-for-sale securities. Such securities are reported at fair value with unrealized gains or losses, if material, included in other comprehensive income and reported as a separate component of stockholders' equity.


     Fair Value of Financial Instruments
     -----------------------------------

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, foreign currency forward exchange contracts and notes payable and long-term debt approximates fair value. Cash and cash equivalents and accounts receivable approximate fair value due to their short-term nature. Notes payable and long-term debt approximate fair market value as interest rates on these notes approximate market rates.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Derivative Financial Instruments
     --------------------------------

     The Company periodically enters into foreign forward currency exchange contracts primarily to hedge the value of accounts receivable denominated in foreign currencies against fluctuations in exchange rates until such receivables are collected. The Company does not enter into foreign forward currency exchange contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedges of firm foreign currency commitments. Gains and losses on forward currency foreign exchange contracts are deferred and recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset.


     Concentrations of Credit Risk
     -----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments are primarily in money market accounts, certificates of deposit, corporate notes and US government obligations. The Company's short-term investments have maturities ranging from 2000 through 2002. Also included in cash and cash equivalents as of June 30, 2000 and 1999, are approximately $4,000,000 and $2,600,000, respectively, in accounts with foreign banks and financial institutions primarily in Taiwan and Japan. The Company periodically discounts notes receivable with recourse due from some customers with banks in Japan. As of June 30, 2000 and 1999, the Company had no discounted notes receivable outstanding.

     Generally, the Company requires no collateral on trade receivables, although a substantial portion of export sales are guaranteed by letters of credit. The Company believes that any credit risks are substantially mitigated by its credit evaluation process and its maintenance of reserves for estimated credit losses.


     Inventories
     -----------

     Inventories are stated at the lower of cost (first in, first out) or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.


     Depreciation and Amortization
     -----------------------------

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method. Useful lives of three to five years are used for computer equipment, purchased software and furniture and fixtures; useful lives of up to five years are used for leasehold improvements and a useful life of 60 years is used for a building.


     Amortization of Intangible Assets
     ---------------------------------

     Goodwill, Purchased technology and other intangible assets are amortized on a straight-line basis over periods of 3 to 5 years.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Foundry Deposits Paid Under Agreements
     --------------------------------------

     Deposits and prepayments paid under agreements to secure wafer capacity are carried at the lesser of cost or net realizable value.


     Equity Investments
     ------------------

     Where the Company has investments in which it has the ability to exercise significant influence over operating and financial policies, these investments are accounted for using the equity method. Accordingly, the Company's share of the income/(loss) in these investments is included in other operating income.


     Long Lived Assets
     -----------------

     The Company reviews its long-lived assets, including its intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by such asset. If the carrying amount is in excess of the future undiscounted net cash flows of such assets, an impairment is recognized and is measured by the amount by which the carrying value of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.


     Revenue Recognition
     -------------------

     Product revenue is recognized upon shipment to credit worthy customers.

     Software and other revenues include software license fees, services, software maintenance and royalty revenues. Software and other revenues originate primarily from the business operations which were acquired from Xionics on January 11, 2000.

     Revenue from transactions involving the Company's software products is accounted for in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," SOP 98-4 "Deferral of Effective Date of 97-2," and SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements". Revenue from Software is recognized upon shipment of software and related documentation, based upon fixed price purchase orders from customers provided there are no obligations remaining and collectibility of the receivable is probable. When the Company does not have evidence of the fair value for one or more of the delivered elements in a multiple-element arrangement, the residual method is applied to recognize revenue. When the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. Revenue from software maintenance contracts is deferred and recognized ratably as it is earned over the term of the contract, generally one year. Unearned software maintenance revenue is included in deferred revenue. In addition, deferred revenue includes certain prepaid royalties and advance billings under software development contracts for services not yet performed. Service revenue and royalty revenue are recognized as the service is performed and the royalty is earned. The Company recognized revenue under agreements for Nonrecurring Engineering services as provided for in either per diem contracts or by using the percentage of completion method of accounting based on the ratio of actual labor hours incurred to total estimated labor hours for individual fixed price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident or estimatable. During the period from the acquisition of Xionics on January 11, 2000 until the end of fiscal 2000, no material contract loss reserves for uncompleted contracts have been provided.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Foreign Currency Translation and Transactions
     ---------------------------------------------

     The majority of the Company's purchasing and sales transactions are denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiaries. Certain sales to customers in Japan and Taiwan are invoiced in local currencies. Monetary assets and liabilities of the Company's foreign subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and non-monetary assets and liabilities are remeasured at historical rates. Revenues and expenses are remeasured at average rates during the period. Gains and losses arising from the remeasurement of local currency financial statements are included in non-operating income.

     The Company enters into foreign forward currency exchange contracts to hedge certain exposures related to certain foreign currency transactions. Gains and losses on contracts are recognized in the same period as the transactions being hedged and are charged to non-operating income. As of June 30, 2000 and 1999, the Company had forward currency exchange contracts to exchange yen for approximately $2,350,000 and $1,030,000, respectively.


     Stock-Based Compensation
     ------------------------

     The Company accounts for stock option grants, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting For Stock-Based Compensation, in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, Accounting For Stock Issued To Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. In accordance with SFAS No. 123 the Company discloses pro forma net income/loss and pro forma earnings (loss) per share amounts assuming the Company had accounted for employee stock option grants using the fair value-based method defined in SFAS No. 123.


     Income Taxes
     ------------

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

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Net Income (Loss) Per Share
     ---------------------------

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants. The computation of diluted net loss per share excludes common equivalent shares since they are anti-dilutive in a loss period. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods presented (in thousands except per share amounts):

                                                    Years Ended June 30,
                                              ---------------------------------
                                                  2000       1999       1998
                                                  ----       ----       ----
Net (loss) income............................. $(32,862)  $(50,669)   $  5,947
Shares:
  Weighted average common shares..............   46,057     40,819      41,739
  Dilutive stock options and other common
    stock equivalents.........................       --         --         754
                                               --------   --------    --------
      Dilutive potential common shares........   46,057     40,819      42,493
                                               --------   --------    --------
(Loss) earnings per share:
  Basic....................................... $  (0.71)  $  (1.24)   $   0.14
                                               ========   ========    ========
  Diluted..................................... $  (0.71)  $  (1.24)   $   0.14
                                               ========   ========    ========


     For fiscal year 2000, approximately 12,582,969 of stock options were excluded from the loss per share computation since they were anti-dilutive during the loss period. For fiscal year 1999, approximately 4,753,875 of stock options were excluded from the loss per share computation since they were anti-dilutive during the loss period. For fiscal year 1998, the number of anti-dilutive shares excluded from the diluted EPS computations, representing options outstanding with an exercise price greater than the average market price for the periods, was 1,694,000.


     Reclassifications
     -----------------

     Certain items have been reclassified to be consistent with current presentation. The reclassifications have no effect on previously disclosed net income or stockholders' equity.


     Recently Issued Accounting Standards
     ------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which will be effective for the Company's fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has assessed the impact of this new statement and does not expect the adoption of SFAS No. 133 to have a material effect on its consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES
with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is currently assessing the impact of this new Staff Accounting Bulletin on its consolidated financial position, liquidity and results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. This interpretation is effective for the Company in fiscal 2001. The Company does not believe that the adoption of this interpretation will have a material impact on the Company's financial position or results of operations.



(3)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of June 30, 2000, all investments were considered available-for-sale securities and consisted of the following (in thousands):


                                                                  Estimated
                                                  Unrealized         Fair
                                     Cost         Gain/(Loss)       Value
                                     ----         -----------       -----

Money market funds................ $ 18,649        $    --        $ 18,649
Certificates of deposit...........      532             --             532
Corporate notes...................   46,477           (263)         46,214
US government obligations.........   41,162            (39)         41,123
Equity securities.................   20,000         (5,714)         14,286
                                    --------        -------        --------
                                   $126,820        $(6,016)       $120,804
                                   ========        =======        ========


     As of June 30, 2000, approximately $21.1 million of these investments had contractual maturities within one year and approximately $98.4 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):



Cash and cash equivalents......... $ 19,100
Short-term investments............  101,704
                                   --------
                                   $120,804
                                   ========


     As of June 30, 1999, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                  Estimated
                                                  Unrealized         Fair
                                     Cost         Gain/(Loss)       Value
                                     ----         -----------       -----
Money market funds................  $ 19,500        $    --        $ 19,500
Certificates of deposit...........       714             --             714
Corporate notes...................    53,226             --          53,226
US government obligations.........    59,763             --          59,763
                                    --------        -------        --------
                                    $133,203        $    --        $133,203
                                    ========        =======        ========


                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     As of June 30, 1999, approximately $72.1 million of these investments had contractual maturities within one year and approximately $63.1 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):


Cash and cash equivalents.........  $ 19,500
Short-term investments............   113,703
                                    --------
                                    $133,203
                                    ========


(4)  INVENTORIES

     Inventories consisted of the following (in thousands):


                                                           June 30,
                                                  --------------------------
                                                      2000          1999
                                                      ----          ----
Purchased materials and work in process.........    $16,193        $   124
Finished goods..................................      3,944          1,695
                                                    -------        -------
                                                    $20,137        $ 1,819
                                                    =======        =======


(5)   PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following (in thousands):


                                                           June 30,
                                                  --------------------------
                                                      2000          1999
                                                      ----          ----
Land............................................    $  3,487      $  3,487
Building and leasehold improvements.............       2,509         2,741
Computers, equipment and purchased software.....      44,526        36,891
Furniture and fixtures..........................       1,584         1,587
                                                    --------      --------
                                                      52,106        44,707
Less accumulated depreciation and amortization..      32,368        22,667
                                                    --------      --------
                                                    $ 19,738      $ 22,039
                                                    ========      ========


                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(6)  INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                           June 30,
                                                  --------------------------
                                                      2000          1999
                                                      ----          ----
Purchased technology............................    $ 29,094      $ 11,446
Goodwill........................................      20,328            --
Other intangibles...............................       6,309            --
                                                    --------      --------
                                                      55,731        11,446
Accumulated amortization........................     (11,678)       (3,877)
                                                    --------      --------
                                                    $ 44,053      $  7,569
                                                    ========      ========


     At June 30, 2000, intangible assets consisted of Purchased Technology, Goodwill and other miscellaneous intangibles acquired via a series of acquisitions including Xionics, Viewpoint and XLI. The June 30, 1999 balance consisted of intangible assets, which arose from the acquisition of Viewpoint, XLI and ODEUM. Purchased technology and other specific intangibles such as acquired workforce, patents, tradename and other miscellaneous acquisition expenses have been identified via independent fair value appraisals. Goodwill represents the excess purchase price over the fair value of assets acquired. See Note 11 for a more in-depth discussion of each acquisition. All intangible assets are being amortized over a period of three to five years from the respective dates of acquisition.



(7)  OTHER ASSETS

     Other assets consisted of the following (in thousands):

                                                           June 30,
                                                  --------------------------
                                                      2000          1999
                                                      ----          ----
Note receivable from officer (see Note 21)......    $  1,333      $  2,000
Investment in Omni Peripherals..................          --           434
Deposits........................................         383           425
Other...........................................          --           159
                                                    --------      --------
                                                    $  1,716      $  3,018
                                                    ========      ========

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(8)  ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):


                                                           June 30,
                                                  --------------------------
                                                      2000          1999
                                                      ----          ----
Compensation and benefits related items.........    $  4,420      $  3,922
Accrued legal and other fees....................       1,017         1,456
Taxes payable...................................         140           825
Royalties.......................................       1,353           750
Restructuring (see Note 18).....................       1,270            --
Other...........................................       3,157         1,515
                                                    --------      --------
                                                    $ 11,357      $  8,467
                                                    ========      ========


(9)  NON-OPERATING INCOME

     Non-operating income, net consisted of the following (in thousands):


                                                    Year Ended June 30,
                                          ------------------------------------
                                              2000        1999        1998
                                              ----        ----        ----
Interest income..........................   $ 6,555     $ 5,617     $ 7,665
Interest expense.........................       (32)        (52)       (286)
Foreign currency gain (loss).............       760         147      (2,521)
Loss on equity method investments........    (1,863)       (368)         --
Settlement proceeds......................        --          --      10,589
Other income (expense)...................       752         186         654
                                            -------     -------     -------
                                            $ 6,172     $ 5,530     $16,101
                                            =======     =======     =======


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



(10)     NOTES PAYABLE AND LONG-TERM DEBT

     The Company has established a revolving credit line with two Taiwanese financial institutions. Under these arrangements, the Company may borrow up to an aggregate amount of approximately $8.7 million subject to annual renewal without collateral. As of June 30, 2000 and 1999, there were no borrowings outstanding at any financial institution.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Notes payable and long-term debt consisted of the following (in thousands):

                                                           June 30,
                                                  --------------------------
                                                      2000          1999
                                                      ----          ----
Capital lease obligations.......................      $   7        $  30
Less current portion............................          7           25
                                                      -----        -----
                                                      $  --        $   5
                                                      =====        =====


     Future principal payments under all outstanding obligations as of June 30, 2000 are approximately $7,000, all of which is due in fiscal 2001.



(11)  ACQUISITIONS, DIVESTITURES AND INVESTMENTS

     Acquisitions
     ------------

     On April 24, 2000 the Company signed an Asset Purchase Agreement by and between Oak, TCD Labs and the shareholders of TCD Labs. Under the agreement, the Company paid $1.5 million in cash for the net assets of TCD and may be liable for an additional $1.5 million in contingent payments for the achievement of specific milestones, as well as a percentage of the direct contribution margins, both of which may be earned over the next three years.

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

     Under the terms of the acquisition agreement, Oak issued approximately 9.5 million shares of its common stock and paid approximately $34.7 million in cash to acquire all of the common stock of Xionics. The Company recorded a charge of approximately $9.9 million against earnings in the third fiscal quarter of 2000 in order to write off the cost of in-process research and development acquired in the merger.

     At the acquisition date, Xionics had several in-process research and development projects in each of its product groups: languages, drivers, MFP's and its new complementary product for a Tandem copy/print engine. In each product group there were projects that had not yet achieved technological feasibility. As image processing represents a very specialized market, it is unlikely that Xionics' in process technology could be successfully deployed in alternative market applications. Further, it was determined that there was significant technological risk and substantial development expenses relating to each of the products under development. As a result, the Company took a $9.9 million charge against earnings in fiscal 2000 in order to reflect an allocation of the purchase price associated with the value of the in process research and development which, due to it's uncertain future value at the date of acquisition, could not be considered an investment in an asset.

     The valuation of the acquired in-process research and development used by the Company was supported by independent fair valuation studies. The estimated value of in-process research and development was derived using the "Income Approach", which values an asset based on future cash flows that could potentially be generated by the asset over its estimated useful life. The future cash flows were discounted to their present value utilizing a discount rate of 14%. The amounts of the purchase price technology assigned to the fair values of in-process research and development and purchased technology represent management's best estimate. The Company did not anticipate any material changes from historical pricing, margins and expense levels in its valuation assumptions.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     In addition to the $9.9 million charge taken, approximately $45.8 million (representing the fair value of net intangible assets acquired in the merger) has been recorded as intangible assets on the Company's balance sheet and is being amortized over three to five years. The $ 45.8 million is made up of $
18.6 million in purchased technology, $ 18.9 million in Goodwill and $ 8.3 million in other miscellaneous intangible assets including Acquired Workforce, Patents, Tradename and certain acquisition costs. The transaction has been accounted for under the purchase method of accounting, and accordingly, the financial statements include the results of operations of Xionics from the date of acquisition.

     The amounts and components of the purchase price and the allocation of the purchase price to assets purchased are as follows:

Cash..................................................    $34,715
Common stock..........................................     36,793
Fair value of Xionics stock options assumed...........      8,380
                                                         -------
   Total purchase price...............................    $79,888
                                                          =======

Fair value of net tangible assets of Xionics..........    $25,187
Intangible assets and goodwill........................     45,843
Purchase of in-process research and development.......      9,858
                                                          -------
   Total net tangible and intangible assets acquired..    $79,888
                                                          =======


     The following unaudited pro forma financial information presents the combined results of operations of the Oak and Xionics as if the acquisition had occurred as of the beginning of fiscal 2000 and 1999, after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.


                                                           June 30,
                                                  --------------------------
                                                      2000          1999
                                                      ----          ----
In thousands except for per share data:
Pro forma revenues..............................    $104,721     $102,454
Pro forma net loss..............................     (35,682)     (59,575)
                                                    --------     --------
Pro forma basic and diluted loss per share......    $  (0.68)    $  (1.18)
                                                    ========     ========


     On July 2, 1998, the Company paid $10.1 million for all the outstanding shares of ViewPoint Technology, Inc. The purchase method of accounting was used to record the acquisition and approximately $4.8 million of the purchase price was allocated to in-process research and development. Approximately $4.4 million of the purchase price was allocated to purchased technology and other intangible assets and is being amortized to operations on a straight-line basis over three years, and $0.9 million was allocated to cash, fixed assets and other tangible assets.

     On August 11, 1998, the Company signed a merger agreement with Xerographic Laser Images Corporation "XLI"). Under the terms of a merger agreement the Company may be obligated to pay up to an additional $10.3 million if revenues from products utilizing XLI's technologies are in excess of a base amount of $3.7 million for each year of a 3 year period ending December 31, 2000. To date, revenues have not exceeded the base amount and, accordingly, no additional payments to XLI have been made or accrued for.

     On April 2, 1998, the Company paid $4.1 million in cash to acquire certain assets from ODEUM Microsystems, Inc., a subsidiary of Hyundai Electronics America. The acquisition was accounted for using the

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES
purchase method of accounting and approximately $1.3 million of the purchase price was allocated to in-process research and development with the remaining amount allocated to purchased technology.

     The purchased technology and other intangible assets acquired from ViewPoint, XLI and ODEUM are being amortized over three years. The amounts of the purchase price assigned to the fair value of such assets and in-process research and development represent Company management's best estimate.


     Equity Investments
     ------------------

     On April 30, 1998, the Company entered into several agreements with Omni Peripherals Pte. Ltd., a private Singaporean company ("Omni") and two other investors pursuant to which the Company acquired a preferred equity interest in Omni. Omni was incorporated in Singapore on January 2, 1996, and has been in the business of designing, developing, and marketing mechatronics modules for optical storage drives. As of June 30, 2000 the Company had ceased operations and was in the process of liquidating it's assets. Oak continues to have an interest and rights in a portion of the Intellectual property of Omni. However, the book value of these assets has now been fully reserved.

     During the second quarter of fiscal 2000 the Company made an equity investment in a start-up venture, Earjam.com, with a first payment of approximately $1.0 million for a minority equity position. The Company recorded a charge of $0.2 million against earnings in the second fiscal quarter of 2000 to write-off the amount of the investment allocated to in-process research and development. In January 2000, the Company made an additional $2.0 million payment in Earjam.com during the third quarter of fiscal 2000 and recorded an additional special charge of $0.3 million in the third fiscal quarter of 2000 to write-off the remaining amount of the investment allocated to in-process research and development. The amounts allocated to the in-process research and development charges during the second and third quarters of fiscal 2000 were determined through an established valuation technique used in the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition, because technological feasibility had not been established and no alternative uses exist. The investment has been accounted for under the equity method of accounting. Although the companies are continuing to work together, as of June 30, 2000, due to a shift in the sentiment of the equity markets toward financing internet based start-up ventures, the Company decided to record a permanent impairment reserve against the remaining book value of this investment.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Divestiture
     -----------

     On June 21, 2000, the Company received notice that a company in which it held a small equity investment had been sold. The Company had indirectly acquired this equity interest through the acquisition of Xionics and valued it at fair market value on the date of acquisition. Subsequent to the acquisition, significant economic events occurred that resulted in an increase in the fair value of the investment. Under the terms of the sales agreement, Oak recorded a receivable for $2.6 million in other current assets and a gain in other income of $1.2 million.

     On January 19, 2000, the Company announced the sale of its broadband business group located in the United Kingdom and associated Intellectual Property in the United States to Conexant Systems, Inc. Under the terms of the agreement, Oak received $24.9 million in cash and stock from Conexant. The Company realized a gain of $22.1 million from the sale.


(12)  INCOME TAXES

     The components of the income tax expense (benefit) are as follows (in thousands):



                                                    Year Ended June 30,
                                          ------------------------------------
                                              2000        1999        1998
                                              ----        ----        ----
Current:
  Federal and state....................... $     2      $(10,259)   $ 2,448
  Foreign.................................     739           325      2,825
Deferred:
  Federal and state.......................      --         5,366     (1,146)
  Foreign.................................    (741)       (1,179)    (3,597)
  Charge in lieu of taxes attributable to
    Employee stock option plans...........      --            --        520
                                           -------      --------    -------
Total tax provision (benefit)............. $    --      $ (5,747)   $ 1,050
                                           =======      ========    =======



A reconciliation between the income tax provision (benefit) computed at the federal statutory rate and the effective tax rate is as follows (in thousands):


                                                    Year Ended June 30,
                                          ------------------------------------
                                              2000        1999        1998
                                              ----        ----        ----
Expense (benefit) at federal statutory
  tax rate................................  $(11,502)   $(19,181)   $ 2,379
State income tax, net of federal benefit..         2         867        300
Rate differential on foreign income.......        (2)        428       (538)
Research credit...........................        --          --     (1,650)
Change in valuation allowance.............        --       4,501         --
Change in estimate........................        --      (2,806)        --
Net operating loss not utilized...........    11,502      10,444         --
Other.....................................        --          --        559
                                            --------    --------    -------
Total tax provision (benefit).............  $     --    $ (5,747)   $ 1,050
                                            ========    ========    =======


                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                                           June 30,
                                                  --------------------------
                                                      2000          1999
                                                      ----          ----
Various reserves and accruals....................   $   3,978    $   2,963
Acquired intangibles.............................       5,992        4,395
Net operating loss carryforwards.................      26,488        7,474
Tax credits......................................      11,636        6,996
Other foreign deferred asset.....................          --          756
Other............................................         256          194
                                                    ---------    ---------
Total gross deferred tax assets..................      48,350       22,778
Less valuation allowance.........................     (38,835)     (21,694)
                                                    ---------    ---------
                                                        9,515        1,084
Acquired intangibles.............................      (8,682)         --
Fixed assets depreciation differences............        (833)      (1,074)
Other foreign liabilities........................        (697)      (1,448)
                                                    ---------    ---------
Total gross deferred tax liabilities.............     (10,212)      (2,552)
                                                    ---------    ---------
Net deferred tax liabilities.....................   $    (697)   $  (1,438)
                                                    =========    =========


     The Company has set up a valuation allowance of $38,835,000 as of June 30, 2000. Based upon the results of the current year operations, the Company's projected operating results, and all other available objective information, the Company's management does not believe it is more likely that not that sufficient future taxable income will be generated to sufficiently realize all of the net deferred tax assets. Included in the valuation allowance as of June 30, 2000 are tax benefits attributable to noncompensatory stock options of $9,055,000 and $2,492,000 which, when realized, will be a credit to additional paid-in-capital.

     As of June 30, 2000, the Company has federal and state net operating loss ("NOL") carryforwards of approximately $67,005,000 and $31,486,000, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire in fiscal years 2019 through 2020. Included is approximately a $17,700,000 net operating loss attributable to Xionics which is subject to an annual limitation from ownership change of $5,000,000. State net operating loss carryforwards expire in fiscal years 2004 through 2005.

     As of June 30, 2000 the Company has federal research and experimentation credit carryforwards of approximately $5,726,000 which expire from 2013 to 2020. The Company also has state tax credit carryforwards of approximately $4,673,000; if not utilized, approximately $426,000 of these credits will expire beginning in 2002 through 2003. As of June 30, 2000 and 1999, the cumulative amount of unremitted earnings of non-US subsidiaries on which the Company had not provided US taxes approximated $9,962,000 and $11,658,000, respectively. The additional taxes that could arise if those earnings were to be remitted to the US would not be material after consideration of existing foreign tax credits. It is management's intent that these earnings will remain indefinitely invested.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(13) FOUNDRY AGREEMENTS AND INVESTMENTS IN FOUNDRY VENTURE

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

     The Company has subsequently twice amended its previous agreement with TSMC. The most recent amendment, dated June 1999, addressed $16.8 million of wafer deposits held by TSMC as of that date. These deposits were subsequently all consumed through purchases in fiscal 2000. No additional deposits with TSMC have been requested or made in fiscal 2000.

     As of June 30, 1999, the Company had $3.5 million of deposits with Chartered. The Company's current agreement with Chartered, as amended, allows the deposits to be utilized in increments until December 31, 2002. Based upon previous forecasts, the Company had recorded a reserve of $2.8 million against this deposit as of June 30, 1999. As a result of updating those forecasts in fiscal 2000, the remaining balance of $0.7 million was fully reserved.


     Investment In Foundry Venture
     -----------------------------

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


(14) COMMITMENTS

     Leases
     ------

     The Company leases its US headquarters and certain facilities and equipment under non-cancelable operating leases. The Company is responsible for its share of expenses under the terms of certain of the leases.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

Future minimum lease payments under non-cancelable operating leases are as follows:


      Year Ending June 30,
      -------------------
      2001..................................................  $ 3,208
      2002..................................................    2,712
      2003..................................................    2,087
      2004..................................................    2,090
      2005..................................................    2,067
      Thereafter............................................    4,015
                                                              -------
                                                              $16,179
                                                              =======


     Rent expense was approximately $2,602,000, $3,467,000 and $2,498,000 for the years ended June 30, 2000, 1999 and 1998, respectively.


     Inventory Purchase Commitments
     ------------------------------

     The Company subcontracts all of its manufacturing to independent foundries. As of June 30, 2000 and 1999, the Company had approximately $16.4 million and $1.6 million, respectively, in non-cancelable purchase commitments with various wafer fabrication subcontractors.


     Capital Expenditure Commitments
     -------------------------------

     The Company had outstanding commitments to purchase capital equipment of approximately $1.2 million at June 30, 2000.


(15)  CONTINGENCIES

     The Company and various of its current and former officers and Directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. This state court proceeding, designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 was filed in Santa Clara County Superior Court in Santa Clara, California. The lawsuit originally named as defendants several of the Company's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. The plaintiffs sought unspecified monetary damages. After several rounds of demurrers, the court dismissed all claims except the California Corporations Code Sections 25400/25500 cause of action against the Company, four officers and the Company's investment bankers and securities analysts.

     On July 16, 1998, the court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. On August 5, 2000 the court granted Company's motion for summary judgment and entered judgment in favor of the Company. The plaintiffs have filed a notice of their intent to appeal the court's decision. Based on its current information, the Company believes this suit to be without merit and will defend its position vigorously. Although it is possible the court's

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES
ruling may be overturned on appeal and the Company may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

     Additionally, various of the Company's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION, Master File No. CV758510. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of the Company, has been stayed pending resolution of the above described class actions The plaintiffs are seeking monetary damages, equitable relief and an accounting for the defendants' sales of shares of the Company's common stock. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any such loss cannot be made.

     If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.

     On July 21, 1997, the Company filed a complaint with the ITC based on the Company's belief that certain Asian companies were violating U.S. trade laws by the unlicensed importing or selling of certain CD-ROM controllers that infringed one or more of the Company's United States patents. The complaint seeks a ban on the importation into the United States of the named respondent's infringing CD-ROM controllers or products containing such infringing CD-ROM controllers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-401) on August 19, 1997, naming as respondents:
Winbond Electronics Corporation (Winbond); Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; Wearnes Electronics Malaysia Sendirian Berhad; and Wearnes Peripheal International (Pte.).

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

     As originally filed with the ITC, the Company's complaint also identified as proposed respondents: United Microelectronics Corporation (UMC); Lite-On Group; Lite-On Technology Corp.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. Prior to the ITC's institution of the formal investigation proceeding, the Company and UMC entered into a settlement agreement, effective July 31, 1997, pursuant to which UMC agreed to cease and desist the manufacture and/or importation into the United States of its specified CD-ROM controllers, except under certain limited conditions which expired on January 31, 1998. The settlement agreement additionally provided for the withdrawal of the Company's ITC complaint against UMC and the above-named Lite-On and Behavior Tech companies. In September 1997, October 1997, February 1998 and April 1998, the Company received $2.6 million, $4.7 million, $0.7 million and $2.6 million, respectively, pursuant to this settlement. Proceeds from the settlement were recorded as miscellaneous income and included in non-operating income for the periods ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998, respectively.

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action, Case No. C-97-20959. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES
the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed by asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against the Company by MediaTek (described below) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay was to be lifted upon final resolution of Investigation No. 337-TA-409; however, the judge has ordered that the consolidated action continue stayed pending the resolution of the parties appeal of the ITC ruling to the Federal Circuit Court of Appeals. (Described below.)

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

     On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing CD_ROM controllers and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-
409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge
(ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents: Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On August 28, 1998, the ALJ entered an Initial Determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On October 7, 1998, the Commission reversed the Initial Determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On December 23, 1998, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a second time. On December 31, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On February 3, 1999, the Commission reversed the Initial Determination of the ALJ for a second time on the grounds that the

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On May 10, 1999, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a third time, finding that UMC's activities were licensed. On May 17, 1999, the Company filed a petition with the Commission for review of the Initial Determination and on June 28, 1999, the Commission determined to review the Initial Determination.

     Trial before the ALJ as to all respondents except UMC commenced on January 11, 1999 and concluded on January 28, 1999. On May 14, 1999, the ALJ entered an Initial Determination that no unfair trade practices were committed by Mediatek under Section 337 of the Tariff Act. On May 24, 1999, the Company filed a petition requesting the Commission to review the Initial Determination and on June 28, 1999 the Commission determined to review it. On September 27, 1999, the Commission affirmed the ALJ's finding that there were no unfair trade practices committed by MediaTek under Section 337 of the Tariff Act as the Commission determined that there was no infringement of the Company's US Patent No. 5,581,715. On this same date, the Commission also reversed the ALJ's findings that the Company's patent was invalid and unenforceable and held that the Company's US Patent No. 5,581,715 was not invalid or enforceable. The Commission took no position on the ALJ's Initial Determination terminating UMC from the investigation.

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


(16) STOCKHOLDER EQUITY

     The Company is authorized to issue two classes of stock, preferred stock and common stock, each with a par value of $0.001 per share.


     Stock Repurchase Plan
     ---------------------

     On January 22, 1998, the Company announced that its board of directors had authorized the repurchase of up to 2.0 million shares of its common stock either in the open market or in private transactions. As of June 30, 1999 the Company had repurchased all 2.0 million shares for approximately $ 9.4 million. On July 29, 1999 the Company announced that its Board of Directors had approved a stock repurchase plan authorizing up to an additional four million shares of the Company. Repurchase was to be made from time to time at certain price thresholds over a one-year period. In fiscal 2000, the Company repurchased an additional 381,000 of its common stock for $1.8 million at $4.78 per share. As of June 30, 2000, the Company was holding approximately 2.4 million shares in treasury stock for approximately $11.2 million.


     Preferred Stock
     ---------------

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

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Stock Options
     -------------

     Upon the re-incorporation of the Company in Delaware in February 1995, the Company assumed the obligations of its predecessor under the 1988 Stock Option Plan (the "1988 Plan"), as amended and restated. The Company does not intend to issue any additional options under the 1988 Plan.

     In December 1994, the Board of Directors approved the 1994 Stock Option Plan (the "1994 Plan") under which 6,000,000 shares of Common Stock, determined after the effect of a two for one stock split, were reserved for issuance. 6,000,000 additional shares were approved in November 1998. Under the 1994 Plan, either incentive or non-qualified options to purchase the Company's common stock may be granted to employees as determined by the Board of Directors at prices generally at market value at the date of grant (110% in certain cases of non-qualified options). Non-qualified options may be granted to employees and consultants as determined by the Board of Directors at prices not lower than 85% of market value at the date of grant. The Board of Directors also has the authority to set exercise dates (generally no longer than five years from date of grant), payment terms and other provisions for each grant.

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

A summary of all the Company's stock option plans is set forth below:



                                         Weighted                    Weighted
                                         Average                     Average
                            Options      Exercise      Options       Exercise
                          Outstanding     Price      Exercisable      Price
                          -----------     -----      -----------      -----
Balances, July 1, 1997...   3,781,996     $  5.91      1,459,573       $3.33
Granted..................   2,730,900        8.29
Exercised................    (798,330)       1.50
Canceled.................  (1,352,928)       7.83
                          ----------     -------      ---------       -----
Balances, June 30, 1998..   4,361,638     $  7.61      1,153,658       $6.06
Granted..................  10,973,478        3.14
Exercised................    (346,504)       2.35
Canceled.................  (4,637,448)       6.73
                           ----------     -------      ---------       -----
Balances, June 30, 1999..  10,351,164     $  3.44      2,417,486       $3.90
Granted..................   7,509,503        7.29
Exercised................  (2,216,406)       2.64
Canceled.................  (2,397,369)       3.76
                           ----------     -------      ---------       -----
Balances, June 30, 2000..  13,246,892     $  5.70      5,005,923       $3.25
                           ==========     =======      =========       =====

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     In connection with the Company's acquisition during fiscal 2000 of Xionics, the Company assumed all outstanding options granted by Xionics prior to the acquisition date which converted into 3.3 million Company options.

     The weighted average fair market values of options granted in fiscal years 2000, 1999 and 1998 were $5.19, $4.60 and $3.82, respectively.

     The following table summarizes information about the stock options outstanding as of June 30, 2000:

                            Options Outstanding           Options Exercisable
                      --------------------------------  -----------------------
                                   Weighted
                                   Average      Weighted               Weighted
                    Options at     Remaining     Average    Shares at   Average
                     June 30,  Contractual Life Exercise     June 30,  Exercise
Exercise Prices        2000        (Years)       Price         2000     Price
---------------        ----         -----        -----         ----     -----
$ 0.13 to $ 2.88    2,009,655      7.65        $   2.11     1,260,836  $ 1.93
$ 2.97 to $ 3.00    4,108,120      8.78            3.00     2,376,250    3.00
$ 3.02 to $ 3.63    2,764,237      7.69            3.29       942,782    3.28
$ 3.75 to $13.38    3,546,980      9.26           10.40       383,295    7.41
$13.81 to $25.00      817,900      9.58           15.91        42,760   18.67
                   ----------     -----        --------     ---------  ------
$ 0.13 to $25.00   13,246,892      8.56        $   5.70     5,005,923  $ 3.25
                   ==========     =====        ========     =========  ======

     Stock Purchase Plan
     -------------------

     In December 1994, the Board of Directors approved the 1994 Stock Purchase Plan (the "Stock Purchase Plan") under which 600,000 shares of common stock were reserved for issuance with the stock split; 1,000,000 additional shares were approved in November 1998. The Stock Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the market value at the beginning or end of each six-month offering period. Under the Stock Purchase Plan, 444,012, 279,668 and 254,726 shares were issued in fiscal years 2000, 1999 and 1998 at weighted average prices of $3.05, $2.68 and $6.10, and weighted average fair values of $1.51, $1.16 and $2.94, respectively.

     On August 19, 1997 the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $0.001 per share (the "Common Stock") of the Company. The dividend was payable on August 29, 1997 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $0.001 per share of the Company at a price of $60.00 per Unit subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 19, 1997 between the Company and BankBoston, N.A., as Rights Agent. The Rights expire on August 19, 2007.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Fair Value Information
     ----------------------

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options plans. As the fair value of the options at the date of grant were equivalent to the exercise price, no compensation cost has been recognized for its stock option plans or its Stock Purchase Plan. Had compensation cost for the Company's option plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and net income
(loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data)





                                           2000          1999         1998
                                           ----          ----         ----
Net income (loss):
  As reported.......................... $(32,862)     $(50,669)      $5,947
  Pro forma............................ $(44,009)     $(57,765)      $ (197)

Basic net income (loss) per share:
  As reported.......................... $  (0.71)     $  (1.24)      $ 0.14
  Pro forma............................ $  (0.96)     $  (1.42)      $ 0.00

Diluted net income (loss) per share:
  As reported.......................... $  (0.71)     $  (1.24)      $ 0.14
  Pro forma............................ $  (0.96)     $  (1.42)      $ 0.00


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of zero percent and the following weighted average assumptions:


                          Stock Option Plans             Stock Purchase Plan
                      --------------------------   ----------------------------
                        2000     1999     1998        2000     1999     1998
                        ----     ----     ----        ----     ----     ----
Expected life (years).  3.760   3.760    3.760       0.500    0.500    0.500
Expected volatility...  79%     75%      70%         79%      75%      70%
Risk-free interest rate 6.11%   5.18%    5.73%       6.11%    5.02%    5.51%


(17) EMPLOYEE BENEFIT PLAN

     In July 1990, the Company adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which is intended to qualify under section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the Company's US employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company makes contributions to the 401(k) Plan based on 25% of an employee's contribution up to a maximum of 1.25% of total compensation; approximately $326,000, $242,000 and $288,000 in matching contributions were recorded during fiscal years 2000, 1999 and 1998, respectively.


(18) RESTRUCTURING

     During fiscal 2000, the Company accrued $1.3 million as restructuring charges for the abandonment of its leased facility in Andover, Massachusetts, in respect of which the Company has negotiated a lease buyout. These costs will be paid during fiscal 2001.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     During the third quarter of 1998, the Company completed a thorough review of its operations and market opportunities. The Company concluded it was necessary to write-down assets dedicated to the Audio division, primarily prepaid royalties, and to reduce headcount due to the Company's decision to exit the Audio and Graphics businesses.

     In connection with the reorganization, the Company recorded a charge of $1.8 million, which included non-cash expense of $1.0 million and cash expense of $0.8 million. The non-cash charge was related to prepaid royalties, which will not be utilized. This write-off was completed by the end of the third quarter of fiscal 1999. Cash outlays related to the headcount reduction of 56 individuals. As of June 30, 1999 all amounts have been paid and there is no accrual remaining relating to the restructuring.


(19) SEGMENT INFORMATION

     SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer ("CEO").

     For the first two quarters of fiscal year 2000, Oak Technology had three reportable segments offering different product lines to each of its target markets: Optical Storage, Imaging and Consumer. The Optical Storage Group provides high-performance controllers for CD-ROM and CD-RW to OEM's who serve the optical storage market. The Imaging Group provides high-performance imaging systems for the digital imaging environment, including products used in digital laser copiers and printers as well as multifunction peripherals. The Consumer Group targeted its products for the digital entertainment system market, with focus on integrated circuits for video disk player systems (DVD and VCD) and digital broadcast applications. With the sale of the broadband business to Conexant in early January 2000, the Company has two remaining reportable segments: Optical Storage and Imaging. The Company evaluates operating segment performance based on net revenues and direct operating expenses of these segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. Imaging segment information reported for the fiscal year ended June 30, 2000 includes the effects of the Xionics acquisition completed on January 11, 2000. The Company does not allocate assets to its individual operating segments. No reportable segments have been aggregated.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Information about reported segment income or loss is as follows for the years ended June 30, 2000, 1999 and 1998 (in thousands):


                                       2000        1999         1998
                                       ----        ----         ----

Net revenues
  Optical Storage................    $36,035    $ 46,992      $129,170
  Imaging........................     46,157      20,897        19,406
  Consumer.......................      4,264       3,162         4,912
  PC Audio and 3D Graphics.......         --          --         3,618
                                     -------    --------      --------
                                     $86,456    $ 71,051      $157,106
                                     =======    ========      ========


Cost of goods sold and direct
 operating expenses, less
 depreciation:


Optical Storage..................    $43,764    $ 39,582      $ 73,263
Imaging..........................     37,119      19,131        11,866
Consumer.........................      9,843      20,817        13,946
PC Audio and 3D Graphics.........         --          --        12,946
                                     -------    --------      --------
                                     $92,490    $ 79,530      $112,021
                                     =======    ========      ========

Depreciation
  Optical Storage................    $   933    $  2,043      $    364
  Imaging........................        609       1,626           499
  Consumer.......................        222       1,487           277
  PC Audio and 3D Graphics.......         --          --           768
                                     -------    --------      --------
                                     $ 1,764    $  5,156      $  1,908
                                     =======    ========      ========

Contribution Margin:
  Optical Storage................    $(8,662)   $  5,366      $ 55,543
  Imaging........................      8,429         140         7,041
  Consumer.......................     (5,801)    (19,142)       (9,311)
  PC Audio and 3D Graphics.......         --          --       (10,096)
                                     -------    --------      --------
                                     $(6,034)   $(13,636)     $ 43,177
                                     =======    ========      ========

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     For the fiscal years ended June 30, 2000, 1999 and 1998, the "Other" revenue category consists of various corporate revenues. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the fiscal years ended June 30, 2000, 1999 and 1998 is as follows (in thousands):

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES


                                       2000        1999         1998
                                       ----        ----         ----
Contribution margin from
  operating segments.............    $ (6,034)  $(13,636)     $43,177
Indirect costs of goods sold
  and expenses...................      32,019     36,207       49,192
Amortization of intangibles......      11,778      4,942           --
Acquired in-process research
  and development................      10,008      7,161        1,323
Restructuring expenses...........       1,270         --        1,766
                                     --------   --------     --------
Total operating loss.............     (61,109)   (61,946)      (9,104)
Gain on sale of business.........      22,075         --           --
Other income.....................       6,172      5,530       16,101
                                     --------   --------     --------
(Loss) income before taxes.......    $(32,862)  $(56,416)    $  6,997
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

     The Company maintains operations in the United States, Taiwan, Japan, United Kingdom, Korea and Germany. Activities in the United States consist of corporate administration, product development, logistics and worldwide sales management. Foreign operations consist of regional sales and limited board-level manufacturing.

     The following distribution of net revenues, identifiable assets by geographic areas, and property and equipment for the years ended June 30, 2000, 1999 and 1998 are as follows (in thousands):



                                       2000        1999         1998
                                       ----        ----         ----
Revenue from unaffiliated
  customers originating from:
  North America.................. $  21,881     $  10,147     $ 13,155
  Japan..........................    27,856        36,728       60,360
  Korea..........................    29,429         7,002       31,364
  Taiwan.........................       932         2,104       21,414
  Other Asia.....................     3,425         6,962       16,823
  Europe.........................     2,933         8,108       13,990
                                  ---------     ---------     --------
                                  $  86,456     $  71,051     $157,106
                                  =========     =========     ========

Identifiable assets:

  United States.................. $208,562       $181,699
  Japan..........................    9,544          7,750
  Taiwan.........................   12,036          8,917
  Europe.........................    6,258          5,475
                                  --------       --------
                                  $236,400       $203,841
                                  ========       ========

Property and equipment, net:
  United States.................. $ 13,820       $ 15,472
  Japan..........................      430            551
  Taiwan.........................    5,089          5,175
  Europe.........................      399            841
                                  --------       --------
                                  $ 19,738       $ 22,039
                                  ========       ========


The following table summarizes the annual percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues and the associated percentage of total accounts receivable due from these customers. Customers included herein were primarily from the Optical Storage business segment.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES


                                          Percentage Of Net Revenues
                                                Year Ended June 30,
                                         ------------------------------
                                            2000      1999      1998
                                            ----      ----      ----
LG Electronics.......................       26%        --        14%
Hewlett-Packard Corporation..........       16%        --        --
Yamaha Corporation...................       --         17%       --
Mitsumi Electronic Co., Ltd..........       --         10%       17%
NEC Home Electronics, Ltd............       --         --        10%


                                               Percentage of Total
                                               Accounts Receivable
                                         ------------------------------
                                                  As of June 30,
                                         ------------------------------
                                            2000      1999      1998
                                            ----      ----      ----
LG Electronics.......................       17%        --        --
Hewlett Packard Corporation..........       11%        --        --
Matsushita...........................       11%        --        --
Yamaha Corporation...................       --         21%       --
Mitsumi Electronic Co., Ltd..........       --         10%       19%
NEC Home Electronics, Ltd............       --         --        13%



(20) COMPREHENSIVE INCOME

     The components of comprehensive income, as required by SFAS 130 in fiscal 2000 are due entirely to net unrealized losses on short-term investments (see
Note 3) and as presented in the Statement of Stockholder's Equity. In fiscal 1999, there were no differences between comprehensive income and net loss.



(21) RELATED PARTY TRANSACTION

     At June 30, 2000 and 1999, the Company had a full recourse outstanding note receivable from one of its officers with balances outstanding of $1.3 million and $2.0 million, respectively. The note incurs interest at 4.62% per annum, and is payable in three equal annual installments (plus interest), due on the anniversary dates of the note.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(22) QUARTERLY RESULTS - UNAUDITED


                                                                 Three Months Ended
                           --------------------------------------------------------------------------------------
                           Sept. 30,   Dec. 31,  Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,  June 30,
                             1998       1998       1999       1999       1999        1999      2000       2000
                           ---------   --------  --------   --------   ---------   --------   --------  --------
                                                    (In Thousands, Except Per Share Data)

Net revenues............   $ 19,967    $ 21,861   $ 15,965  $ 13,258    $ 10,142    $ 11,029  $ 28,502  $ 36,782
Gross profit............   $  9,501    $ 10,302   $  7,375  $  4,248    $  5,071    $  4,418  $ 15,935  $ 20,111
Operating loss..........   $(19,188)   $(11,669)  $(13,791) $(17,304)   $(14,531)   $(20,074) $(20,315) $  6,189)
Net income (loss).......   $(14,179)   $ (9,693)  $(11,045) $(15,752)   $(12,186)   $(18,292) $  2,645  $ (5,029)
Diluted income (loss)
  per share (1).........   $  (0.35)   $  (0.24)  $  (0.27) $  (0.38)   $  (0.30)   $  (0.45) $   0.04  $  (0.10)
Shares used in diluted per
 share calculations (1).     40,928      40,679     40,768    40,902      41,086      40,925    59,573    52,364

-----------------

(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

                                                                 SCHEDULE II


                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                             (In thousands)


                                             Additions
                                             Charged To
                                 Beginning    Costs and    Deductions  Ending
                                  Balance     Expenses     Write-offs  Balance
                                  -------     --------     ----------  -------
Allowance For Doubtful Accounts
-------------------------------

Year ended June 30, 2000.........  $ 555       $ 155         $  (39)     $671

Year ended June 30, 1999.........    809          --           (254)      555

Year ended June 30, 1998.........    663         353           (207)      809



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2000                        OAK TECHNOLOGY, INC.

                                         By:     /s/ YOUNG K. SOHN
                                            ----------------------------
                                                   Young K. Sohn,

                                        President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Young K. Sohn and John S. Edmunds, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Name                     Title                           Date
          ----                     -----                           ----
 /s/ DAVID D. TSANG    Chairman of the Board of Directors   September 28, 2000
---------------------
  David D. Tsang


 /s/ YOUNG K. SOHN     President, Chief Executive Officer,  September 28, 2000
---------------------  and Director(Principal Executive
   Young K. Sohn       Officer)

 /s/ JOHN S. EDMUNDS   Vice President and Chief Financial   September 28, 2000
---------------------  Officer (Principal Financial
  John S. Edmunds      and Accounting Officer)


 /s/ RICHARD B. BLACK  Director                             September 28, 2000
----------------------
  Richard B. Black


   /s/ TA-LIN HSU      Director                             September 28, 2000
---------------------
     Ta-Lin Hsu

 /s/ PETER J. SIMONE   Director                             September 28, 2000
---------------------
   Peter J. Simone

/s/ TIMOTHY TOMLINSON  Director                             September 28, 2000
----------------------
  Timothy Tomlinson

 /s/ ALBERT Y. C. YU   Director                             September 28, 2000
----------------------
  Albert Y. C. Yu

