Form 10-K/A
period 2000-06-30
OAK TECHNOLOGY INC
filed 2000-10-17
CIK 824225

===============================================================================

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-K/A

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

EXPLANATORY NOTE:

THIS AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2000 REFLECTS CERTAIN EDITS TO CORRECT IMMATERIAL ROUNDING AND TYPOGRAPHICAL ERRORS IN ITEMS 6 AND 7 IN THIS REPORT. THIS AMENDMENT ALSO CORRECTS TYPOGRAPHICAL ERRORS IN THE CONSOLIDATED BALANCE SHEET, CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND CONSOLIDATED STATEMENTS OF CASH FLOWS AND NOTES 5, 8,11, 12, AND 19 THERETO.


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

     In August 1998, the Company acquired Xerographic Laser Images Corporation ("XLI"), a provider of print quality enhancement technology for the digital imaging equipment markets. XLI was operated as a division of the Company's wholly-owned subsidiary, Pixel Magic, and served to leverage Pixel Magic's position in the digital equipments market by broadening its expertise in resolution enhancement technology. The Company paid approximately $3.7 million to the XLI shareholders on the effective date of the merger, and at that date, the shareholders of XLI had the right to receive additional payments of up to approximately $11.4 million subject to the achievement of certain milestones by XLI over a three-year period ending December 31, 2000. Pursuant to a post-closing audit and related post-closing adjustments set forth in the acquisition agreement, it was determined that XLI had a net deficit (for purposes of calculating a contingent cash adjustment, as defined in the acquisition agreement) of approximately $1.9 million at the acquisition date which resulted in a contingent cash adjustment of approximately $1.1 million, thereby reducing the contingent payment amount to approximately $10.3 million. As of September 2000, XLI results are substantially below the levels required to cause any additional payments. Management considers it highly unlikely that the results for the remaining three months of the three-year period will be sufficient to cause any additional payments.


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

     Core competencies include strong expertise in color/monochrome image processing pipelines, dot modulation and resolution enhancement technology, and high-speed compression/decompression and systems such as its JBIG/JPEG compression codecs, expertise in high-speed imaging DSPs, XLI's family of resolution enhancement technology ("RET") products and IPS, a modular, scalable, layered software and hardware architecture which provides processing and control of document imaging peripherals based on Xionics' long-standing expertise in the development of page description language interpreters. The Company offers a broad suite of products, including integrated semiconductors and embedded controller-board solutions, to major OEMs in the digital imaging equipment market to power a variety of digital imaging systems, such as digital laser copiers and printers (monochrome and color) and copycentric, faxcentric and printcentric MFPs. The Company's OEM customers for these products during fiscal 2000 included Canon, Fujitsu, Fuji-Xerox, Hewlett-Packard, Kodak, Matsushita, Olivetti, IBM, QMS, Ricoh, Samsung, Sanyo Seiko Epson, Sharp, Toshiba and Xerox.

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

     The Company's primary supplier of wafers during fiscal year 2000 was TSMC. The Company also uses wafer fabrication facilities at Chartered and NEC. The foundries generally are not obligated to supply products to the Company for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order. However, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, the Company has entered into and will continue to consider various possible transactions, including various "take or pay" contracts, such as those with TSMC and Chartered as described in Note 13 to the Consolidated Financial Statements, that commit the Company to purchase specified quantities of wafers over extended periods.

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

     On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing CD-ROM controllers and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-
409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge
(ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents: Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On August 28, 1998, the ALJ entered an Initial Determination that the investigation be terminated as to respondent UMC. On September 4, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On October 7, 1998, the Commission reversed the Initial Determination of the ALJ as the Commission determined that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On December 23, 1998, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a second time. On December 31, 1998, the Company filed a petition with the Commission for review of the Initial Determination. On February 3, 1999, the Commission reversed the Initial Determination of the ALJ for a second time on the grounds that the Company's complaint against UMC does state an unfair trade practices claim under Section 337 of the Tariff Act. On May 10, 1999, the ALJ issued another Initial Determination terminating the investigation as to respondent UMC for a third time, finding that UMC's activities were licensed. On May 17, 1999, the Company filed a petition with the Commission for review of the Initial Determination and on June 28, 1999, the Commission determined to review the Initial Determination.

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

ITEM 6.  SELECTED FINANCIAL DATA

                    Oak Technology, Inc. and Subsidiaries

                     Selected Consolidated Financial Data
                     (in thousands, except per share data)

                                               Year Ended June 30,
                                -----------------------------------------------
                                  2000      1999      1998      1997      1996
                                  ----      ----      ----      ----      ----
STATEMENT OF OPERATIONS DATA:
Net revenues..................  $ 86,456  $ 71,051  $157,106 $167,395  $247,984
Gross profit..................    45,536    31,432    74,548   94,181   109,485
Operating (loss) income.......   (61,109)  (61,946)   (9,104)  32,848    57,147
Net (loss) income.............  $(32,862) $(50,669) $  5,947 $ 23,719  $ 37,133
Diluted net (loss) income
   per share (1)..............  $  (0.71) $  (1.24) $   0.14 $   0.55  $   0.87
Shares used in diluted per
   share calculations (1).....    46,057    40,819    42,493   42,757    42,614


                                                  As of June 30,
                                -----------------------------------------------
                                  2000      1999      1998      1997      1996
                                  ----      ----      ----      ----      ----
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments......  $120,804  $133,203  $117,225 $145,269  $113,284
Working capital...............   136,610   150,936   144,314  168,168   134,686
Total assets..................   236,400   203,841   261,411  287,595   256,308
Long-term debt, excluding
  current portion.............        --         5        27    2,496     2,858
Total stockholders' equity....  $201,310  $189,422  $241,208 $238,697  $210,827

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


Results of Operations
---------------------

     The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated:


                                                        June 30,
                                           ---------------------------------
                                             2000         1999         1998
                                             ----         ----         ----
Revenues:
  Product revenues......................     75.6%        91.4%        98.2%
  Software and other revenues...........     24.4          8.6          1.8
                                           ------       ------       ------
      Total revenues....................    100.0        100.0        100.0
                                           ------       ------       ------
Cost of revenues:
  Cost of product revenues (*)..........     52.9         58.6         52.5
  Cost of software and other revenues (*)    30.0         25.0         55.4
                                           ------       ------       ------
      Total cost of revenues............     47.3         55.8         52.5
                                           ------       ------       ------
Product gross margin (*)................     47.1         41.4         47.5
Software and other gross margin (*).....     70.0         75.0         44.6
                                           ------       ------       ------
      Total gross margin................     52.7         44.2         47.5
Research and development expenses.......     57.5         65.0         31.6
Selling, general and administrative
  Expenses..............................     39.2         49.4         19.7
Amortization of intangibles.............     13.6          6.9           --
Restructuring charge....................      1.5           --          1.1
Acquired in-process research and
  Development...........................     11.6         10.1          0.9
                                           ------       ------       ------
      Operating loss....................    (70.7)       (87.2)        (5.8)
Gain on sale of business unit...........     25.6           --           --
Non-operating income, net...............      7.1          7.8         10.3
                                           ------       ------       ------
(Loss) income before income taxes.......    (38.0)       (79.4)         4.5
Income taxes (benefit) expense..........       --         (8.1)         0.7
                                           ------       ------       ------
Net (loss) income.......................    (38.0)%      (71.3)%        3.8%
                                           ======       ======       ======

(*) "Product" and "Software, service and other" Costs of Revenues and Gross Margins are expressed as a percentage of "Product" or "Software, service and other" Revenues, respectively. All other line items are expressed as a percentage of Total Revenues.



Fiscal 2000 Compared To Fiscal 1999
-----------------------------------

      Revenues.  Total revenues increased 21.7% to $86.5 million for fiscal
      --------
2000 compared to $71.1 million for fiscal year 1999.  The $15.4 million absolute increase in revenues is comprised principally by a $25.3 million increase in Imaging revenues offset by a decline in Optical Storage revenues of
$11.0 million.  The Imaging revenue




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

increase was attributable to both the inclusion of post-acquisition software revenues from business operations acquired from Xionics from January 11, 2000, the date the acquisition was completed, as well as a substantial year over year increase in the revenues from sales of integrated semiconductors for the digital imaging market. The decline in the Optical Storage segment revenues is the result of a continuing decline during the first six months of fiscal 2000 in unit sales and average selling price ("ASP") of CD-ROM controllers in the Optical Storage business segment compared to fiscal 1999. The decline was due to a continuing loss of CD-ROM market share, the maturation of the CD-ROM market and development delays in the Company's next-generation products. This trend was offset in the second half of fiscal 2000 by a strong increase in Optical Storage revenues from the introduction of a new CD-RW product. In the second half of fiscal 2000, Optical Storage revenues increased dramatically from $3.6 million in the first six months, to $32.4 million for the second six months of fiscal 2000. This increase was directly attributable to the Company's newly introduced OTI 9790 8X CD-RW controller. Overall for the year, the increase in Imaging revenues and the success of the OTI 9790 in the second half of fiscal 2000 resulted in revenues reflecting a steady to slightly increasing
(2%) year-over-year growth rate based on the historical pro forma measurement of revenue as outlined in Note 11 to the Consolidated Financial Statements.

     For fiscal years 2000, 1999 and 1998, sales to the Company's top ten customers accounted for approximately 77%, 70% and 81%, respectively, of the Company's net revenues. Two customers accounted for over 10% of revenues in fiscal 2000: LG Electronics 26% and Hewlett Packard 16%. LG Electronics represents 62% of the Optical Storage segment revenues and Hewlett Packard represents 30% of the Imaging segment revenues. In fiscal 1999 Yamaha
Corporation accounted for 17% and Mitsumi Electronic Co. accounted for 10%. In fiscal 1998 there were three customers in excess of 10%: Mitsumi Electronics
17%, LG Electronics 14% and NEC Home Electronics 10%. International sales, principally to Japan and Korea amounted to approximately 75%, 86% and 92% of the Company's net revenues in fiscal 2000, 1999 and 1998, respectively. See
Note 19 to the Consolidated Financial Statements.

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

      On January 11, 2000, the shareholders of both the Company and Xionics
Document Technologies, Inc. ("Xionics") approved a definitive acquisition agreement. Under the terms of the agreement, Oak issued approximately 9.5 million shares of its common stock and approximately $34.7 million in cash to acquire all of the common stock of Xionics. The transaction has been accounted for under the purchase method of accounting. The Company recorded a special charge of approximately $9.9 million against earnings in the third fiscal quarter of 2000 in order to write off the cost of in-process research and development acquired in the merger. In addition to the $9.9 million charge taken, approximately $45.8 million (representing the fair value of net intangible assets acquired in the merger) has been recorded as intangible assets on the Company's balance sheet and amortized over three to five years.

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

     For fiscal 1999 and 1998, sales to the Company's top ten customers accounted for approximately 70% and 81%, respectively, of the Company's net revenues. Two customers accounted for over 10% of revenues in fiscal 1999, compared to three customers in fiscal 1998. International sales, principally to Japan, Korea, Singapore, and Belgium accounted for approximately 86% and 92% of the Company's net revenues in fiscal 1999 and 1998, respectively. See Note 19 of Notes to Consolidated Financial Statements.

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

     Gross margin in fiscal 1999 includes a $2.8 million provision for potential forfeiture of certain foundry deposits with Chartered Semiconductor.
See Note 13 to the Consolidated Financial Statements. Gross margin in fiscal 1998 included the impact of a charge to cost of revenues related to increases in inventory reserves of $3.3 million recorded during the year as well as a $3.5 million charge related to the discontinuation of the graphics and audio/communications businesses. Excluding the impact of these inventory and foundry-related charges, gross margin would have been 48.2% in fiscal 1999 and 51.8% in fiscal 1998.

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

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses were $46.2 million and
$49.7 million, and expressed as a percentage of net revenues were 65.0% and
31.6% in fiscal 1999 and 1998, respectively. The absolute dollar increase in research and development spending for fiscal 1999 compared to 1998 was primarily due to the hiring of additional technical personnel. Research and development expenses increased significantly as a percentage of net revenues for fiscal 1999. This increase was due to the significant decrease in the
Company's net revenues compared to fiscal 1998.

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

     Amortization of Intangibles and Acquired in-process Research and
     ----------------------------------------------------------------
Development. Acquisition-related charges include the costs associated with the
-----------
acquisitions of Viewpoint and XLI in fiscal 1999 and the acquisition of certain assets of ODEUM in fiscal 1998. These costs also include amortization of intangibles, in this case purchased technology related to the ODEUM, ViewPoint and XLI acquisitions made in the fourth quarter of fiscal 1998 and first quarter of fiscal year 1999 See Note 11 of Notes to Consolidated Financial
Statements.


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

     Restructuring Charges.  During 1998, the Company discontinued its graphics
     ---------------------
and audio/communications businesses and incurred a charge to operations of approximately $1.8 million related to these discontinued businesses. The $1.8 million charge consisted of $1.0 million related to a write-off of prepaid royalties, approximately $0.6 million for severance pay and $0.2 million for miscellaneous charges. See Note 18 of Notes to Consolidated Financial
Statements.

     Non-operating Income.  For fiscal 1999, non-operating income, net,
     --------------------
consisted primarily of net interest income of $5.6 million. For fiscal 1998, non-operating income, net, included net interest income of $7.4 million, net foreign currency exchange losses of $2.5 million and approximately $10.6 million related to the settlement agreement between the Company and United
Microelectronics Corporation in connection with a complaint the Company filed with the ITC on July 21, 1997. The decrease in net interest income was due primarily to a reduction in the Company's invested cash balance for most of fiscal 1999 (prior to the receipt of the proceeds of the sale of the UICC investment discussed in Note 13 of Notes to Consolidated Financial Statements).
The Company recorded a small net foreign currency exchange gain in fiscal 1999, due to strengthening of the Japanese yen as compared to the exchange loss in fiscal 1998.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

     Income Taxes.  The effective tax benefit rate for fiscal 1999 was 10.2%.
     ------------
The benefit rate was significantly less than statutory rates due to limitations on net operating loss carryback benefits available to the Company, as well as an increase to the valuation allowance against the Company's deferred tax asset. The Company's effective tax rate was 15.0% in fiscal 1998, which was lower than statutory rates as a result of research and development credits earned by the Company becoming a higher percentage of the Company's' lower taxable income. See Note 12 of Notes to Consolidated Financial Statements.


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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS - (Continued)

     The Company's cash flows used in operating activities increased to $18.6 million for fiscal 2000 from $10.5 million for fiscal 1999 primarily as a result of increased inventories and accounts receivable, partially offset by a decrease in net loss in fiscal 2000. The Company's cash flows used in operating activities in fiscal 2000 were primarily attributable to a net loss of $22.5 million after adding back non-cash activities, and an $18.3 million increase in inventories, combined with a $5.2 million increase in accounts receivable which were partially offset by increases in accounts payable and accrued expenses of $16.8 million and a $9.1 million decrease in foundry deposits. The Company has invested in building inventory and allowed for the growth in receivables and expects to continue to do due to the increasing volume of business driven by new products, particularly in Optical Storage.

     The Company's investing activities during fiscal 2000 provided cash of $12.6 million as compared to $26.3 million of cash used for investing activities during fiscal 1999. Cash provided by investing activities during fiscal 2000 resulted primarily from net proceeds from matured short-term investments of $26.0 million and $4.9 million in proceeds from the sale of a business unit, which were partially offset by the purchase of Xionics for $9.5 million, net of cash acquired, $4.6 million in additions to property and equipment, and $4.3 million for the purchase of other equity investments. The acquisition of Xionics also involved the non-cash elements of issuing $36.8 million in common stock and assuming outstanding stock options valued at $8.4 million. Proceeds from the sale of a business unit also included the non-cash element of 293,794 shares of common stock in Conexant Systems, Inc. valued at $20.0 million at the date of divestiture. This amount is reflected in short-term investments on the balance sheet, which also includes a non-cash valuation reserve of $6.0 million, the offset of which is included in the equity section of the balance sheet.

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

     Limited Customer Base.  The Company has derived a substantial portion of
     ---------------------
its net revenues from a limited number of customers and expects this concentration to continue. These customers were all purchasers of the Company's
CD-ROM and CD-RW products. (Please see the discussion above under the heading
"Dependence on CD-ROM and CD-RW Controller Product" for a description of the decline in revenues the Company has experienced in connection with sales of our
CD-ROM product.) At June 30, 2000, three customers accounted for approximately
17%, 11% and 11% of accounts receivable, respectively. At June 30, 1999, two international customers accounted for approximately 21% and 10% of accounts receivable respectively. In addition, the Company has experienced significant changes from year to year in the composition of its major customer base, including the loss in the past year of two customers who combined were responsible for approximately 24% of the Company's sales in fiscal year 1998.
The Company believes this pattern may continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the Company has no long term purchase agreements with any of its customers. The loss of or significant reduction in purchases by, current major customers of the Company would have a material adverse effect on the Company's business, financial condition and operating results.





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



                                                     KPMG LLP


Mountain View, California
July 24, 2000

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share and share data)

                                                               June 30,
                                                        ---------------------
                                                          2000         1999
                                                          ----         ----
                                   ASSETS

Current assets:
  Cash and cash equivalents............................. $  19,100  $  19,500
  Short-term investments................................   101,704    113,703
  Accounts receivable, net of allowance for
    doubtful accounts of $671 and $555, respectively....    18,294      8,251
  Inventories...........................................    20,137      1,819
  Current portion of foundry deposits...................        --      9,061
  Prepaid expenses and other current assets.............    11,658     11,121
                                                          --------   --------
      Total current assets..............................   170,893    163,455
Property and equipment, net.............................    19,738     22,039
Foundry deposits........................................        --      7,760
Intangible assets, net..................................    44,053      7,569
Other assets............................................     1,716      3,018
                                                          --------   --------
Total assets............................................  $236,400   $203,841
                                                          ========   ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt...  $      7   $     25
  Accounts payable......................................    20,062      3,648
  Accrued expenses......................................    11,357      8,467
  Deferred revenue......................................     2,857        379
                                                          --------   --------
      Total current liabilities.........................    34,283     12,519
Long-term debt..........................................        --          5
Deferred income taxes...................................       697      1,438
Other long-term liabilities.............................       110        457
                                                          --------   --------
Total liabilities.......................................    35,090     14,419
                                                          --------   --------
Commitments and contingencies (Notes 14 and 15)

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)



                                                                                        Accumulated
                            Common Stock      Additional              Treasury Stock       Other          Total
                        -------------------                         -------------------
                        Number of $.001 Par    Paid-In    Retained   Number of          Comprehensive  Stockholders' Comprehensive
                         Shares    Value       Capital    Earnings    Shares    Cost    Income (Loss)     Equity     Income (Loss)
                         ------    -----       -------    --------    ------    ----    ------------      ------     -------------

Balances, July 1, 1997.. 41,087   $  41       $159,901    $ 78,755       --        --            --     $ 238,697
Net income and
  comprehensive income..     --      --             --       5,947       --        --            --         5,947       $  5,947
                                                                                                                        ========
Exercise of warrants....    150      --             --          --       --        --            --            --

Repurchase of common stock   --      --             --          --   (1,142)  $(6,708)           --        (6,708)
Exercise of stock options   799       1          1,196          --       --        --            --         1,197
Employee stock purchase
  Plan....................  255      --          1,555          --       --        --            --         1,555
Tax benefit on exercise
  of stock options.......    --      --            520          --       --        --            --           520
                         ------   -----       --------    --------   ------   -------      --------      --------
Balances, June 30, 1998  42,291      42        163,172      84,702   (1,142)   (6,708)           --       241,208

Net loss and
  comprehensive loss.....    --      --             --     (50,669)      --        --            --       (50,669)      $(50,669)
                                                                                                                        ========
Repurchase of common
  Stock..................    --      --             --          --     (859)   (2,729)           --        (2,729)
Exercise of stock options   346      --            713          --       --        --            --           713
Employee stock purchase
  Plan...................   280      --            899          --       --        --            --           899
                         ------   -----       --------    --------   ------   -------      --------      --------
Balances, June 30, 1999  42,917      42        164,784      34,033   (2,001)   (9,437)           --       189,422
Comprehensive income -
  net loss                   --      --             --     (32,862)      --        --            --       (32,862)      $(32,862)
Other comprehensive
 income - change in net
 unrealized loss on
 investments.............    --      --             --          --       --        --       $(6,016)       (6,016)        (6,016)
                                                                                                                        --------
Comprehensive loss                                                                                                      $(38,878)
                                                                                                                        ========
Repurchase of common
  Stock..................    --      --             --          --     (381)   (1,820)           --        (1,820)
Issuance of common stock
  in connection with
  purchase of Xionics
  Document Technologies.. 9,483      10         45,163          --       --        --            --        45,173
Exercise of stock options 2,216       2          6,057          --       --        --            --         6,059
Employee stock purchase
  Plan...................   444       1          1,353          --       --        --            --         1,354
                         ------   -----       --------    --------   ------  --------      --------      --------
Balances, June 30, 2000..55,060   $  55       $217,357    $  1,171   (2,382) $(11,257)      $(6,016)     $201,310
                         ======   =====       ========    ========   ======  ========       =======      ========

See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                    Year Ended June 30,
                                             ----------------------------------
                                                2000        1999        1998
                                                ----        ----        ----
Cash flows from operating activities:
Net income (loss)............................ $ (32,862)  $ (50,669)  $  5,947
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization..............    17,984      12,411      7,386
  Gain on sale of business...................   (22,075)         --         --
  Acquired in-process technology.............    10,008       7,161      1,323
  Loss on Equity method investments, net.....     1,863         194         --
  Restructuring charges......................     1,270          --      1,047
  Foundry deposit reserve adjustments........       700       2,800         --
  Loss on disposal of fixed assets...........     1,381       1,293         --
  Deferred income taxes......................      (741)      4,187     (4,743)

Changes in operating assets and liabilities:
  Accounts receivable........................    (5,247)      9,354      7,267
  Inventories................................   (18,318)      5,739      4,764
  Foundry deposits...........................     9,061       1,554     12,985
  Prepaid expenses and other current assets..     1,606        (153)    (3,056)
  Accounts payable, accrued expenses and
   deferred revenue..........................    16,819      (4,382)   (21,437)
                                               --------    --------   --------
Net cash provided by (used in) operating
  Activities.................................   (18,551)    (10,511)    11,483
                                               --------    --------   --------
Cash flows from investing activities:
Purchases of short-term investments..........  (193,870)   (114,021)   (65,290)
Proceeds from matured short-term investments.   219,853      57,740     65,528
Additions to property and equipment, net.....    (4,566)     (5,998)   (12,035)
Other acquisitions and equity investments....    (4,281)         --         --
Proceeds from sale of business unit..........     4,900          --         --
Acquisition of Xionics, net of cash acquired.    (9,453)         --         --
Acquisition of ViewPoint, Inc., net of cash
  Acquired...................................        --      (9,467)        --
Acquisition of XLI Inc. common stock.........        --      (3,675)        --
Payment of certain XLI, Inc. liabilities at
  acquisition date...........................        --      (2,094)        --
Acquisition of ODEUM Microsystems............        --          --     (4,010)
Investment in Omni Peripherals Pte. Ltd......        --          --       (802)
Proceeds from sale of (investment in) foundry
  Venture....................................        --      51,234    (11,616)
                                               --------    --------   --------

Net cash provided by (used in) investing
  Activities.................................    12,583     (26,281)   (28,225)
                                               --------    --------   --------
Cash flows from financing activities:
Issuance of debt.............................        --       3,773     12,544
Repayment of debt............................       (23)     (6,167)   (19,652)
Treasury stock acquisition...................    (1,820)     (2,729)    (6,708)
Issuance of common stock.....................     7,411       1,612      2,752
                                               --------    --------   --------
Net cash provided by (used in) financing
  activities.................................     5,568      (3,511)   (11,064)
                                               --------    --------   --------
Net decrease in cash and cash equivalents....      (400)    (40,303)   (27,806)
Cash and cash equivalents, beginning
  of period..................................    19,500      59,803     87,609
                                               --------    --------   --------
Cash and cash equivalents, end of period.....  $ 19,100    $ 19,500   $ 59,803
                                               ========    ========   ========

Supplemental information:
Cash paid during the period:
  Interest...................................  $     --    $     52   $    280
                                               ========    ========   ========
  Income taxes...............................  $     --    $     --   $ 14,548
                                               ========    ========   ========
Equity securities received in sale of
  Business...................................  $ 20,000    $     --   $     --
                                               ========    ========   ========
Net unrealized losses on available-for-sale
  Securities.................................  $  6,016    $     --   $     --
                                               ========    ========   ========
Fair value of stock options assumed in
  Xionics acquisition........................  $  8,380    $     --   $     --
                                               ========    ========   ========
Fair value of stock issued for
  Xionics acquisition........................  $ 36,793    $     --   $     --
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

     Revenue from transactions involving the Company's software products is accounted for in accordance with Statement of Position ("SOP") 97-2 and SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements". SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on relative fair values of the elements. The determination of the fair value is based on evidence that is specific to the vendor. When the Company does not have evidence of the fair value for one or more of the delivered elements in a multiple-element arrangement, the residual method is applied to recognize revenue. Under the residual method the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. When the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

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


     Stock-Based Compensation
     ------------------------

     The Company accounts for stock option grants, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting For Stock-Based Compensation, in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, Accounting For Stock Issued To Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. In accordance with SFAS No. 123 the Company discloses pro forma net income/loss and pro forma earnings (loss) per share amounts assuming the Company had accounted for employee stock option grants using the fair value-based method defined in SFAS No. 123.


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

                                                    Years Ended June 30,
                                              ---------------------------------
                                                  2000       1999       1998
                                                  ----       ----       ----
Net (loss) income............................. $(32,862)  $(50,669)   $  5,947
Shares:
  Weighted average common shares..............   46,057     40,819      41,739
  Dilutive stock options and other common
    stock equivalents.........................       --         --         754
                                               --------   --------    --------
      Dilutive potential common shares........   46,057     40,819      42,493
                                               ========   ========    ========
(Loss) earnings per share:
  Basic....................................... $  (0.71)  $  (1.24)   $   0.14
                                               ========   ========    ========
  Diluted..................................... $  (0.71)  $  (1.24)   $   0.14
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
                                    --------
                                    $133,203
                                    ========


(4)  INVENTORIES

     Inventories consisted of the following (in thousands):


                                                           June 30,
                                                    ----------------------
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
                                                    =======        =======


(5)   PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following (in thousands):


                                                           June 30,
                                                     ---------------------
                                                      2000          1999
                                                      ----          ----
Land............................................     $ 3,487       $ 3,487
Building and leasehold improvements.............       2,509         2,741
Computers, equipment and purchased software.....      44,526        36,891
Furniture and fixtures..........................       1,584         1,587
                                                     -------       -------
                                                      52,106        44,706
Less accumulated depreciation and amortization..      32,368        22,667
                                                     -------       -------
                                                     $19,738       $22,039
                                                     =======       =======


                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(6)  INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                           June 30,
                                                     ---------------------
                                                      2000          1999
                                                      ----          ----
Purchased technology............................     $29,094       $11,446
Goodwill........................................      20,328            --
Other intangibles...............................       6,309            --
                                                     -------       -------
                                                      55,731        11,446
Accumulated amortization........................     (11,678)       (3,877)
                                                     -------       -------
                                                     $44,053       $ 7,569
                                                     =======       =======


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



(7)  OTHER ASSETS

     Other assets consisted of the following (in thousands):

                                                           June 30,
                                                     ---------------------
                                                      2000          1999
                                                      ----          ----
Note receivable from officer (see Note 21)......     $ 1,333       $ 2,000
Investment in Omni Peripherals..................          --           434
Deposits........................................         383           425
Other...........................................          --           159
                                                     -------       -------
                                                     $ 1,716       $ 3,018
                                                     =======       =======

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(8)  ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):


                                                           June 30,
                                                    ----------------------
                                                      2000          1999
                                                      ----          ----
Compensation and benefits related items.........     $ 4,420       $ 3,921
Accrued legal and other fees....................       1,017         1,456
Taxes payable...................................         140           825
Royalties.......................................       1,353           750
Restructuring (see Note 18).....................       1,270            --
Other...........................................       3,157         1,515
                                                     -------       -------
                                                     $11,357       $ 8,467
                                                     =======       =======



(9)  NOTES PAYABLE AND LONG-TERM DEBT

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

(10)  NON-OPERATING INCOME

     Non-operating income, net consisted of the following (in thousands):


                                                   Year Ended June 30,
                                           ---------------------------------
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

     At the acquisition date, Xionics had several in-process research and development projects in each of its product groups: languages, drivers, MFP's and its new complementary product for a Tandem copy/print engine. In each product group there were projects that had not yet achieved technological feasibility. As image processing represents a very specialized market, it is unlikely that Xionics' in process technology could be successfully deployed in alternative market applications. Further, it was determined that there was significant technological risk and substantial development expenses relating to each of the products under development. As a result, the Company took a $9.9 million charge against earnings in fiscal 2000 in order to reflect an allocation

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES
of the purchase price associated with the value of the in process research and development which, due to it's uncertain future value at the date of acquisition, could not be considered an investment in an asset.

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

     The amounts and components of the purchase price and the allocation of the purchase price to assets purchased are as follows:

Cash..................................................    $34,715
Common stock..........................................     36,793
Fair value of Xionics stock options assumed...........      8,380
                                                         -------
   Total purchase price...............................    $79,888
                                                          =======

Fair value of net tangible assets of Xionics..........    $24,187
Intangible assets and goodwill........................     45,843
Purchase of in-process research and development.......      9,858
                                                          -------
   Total net tangible and intangible assets acquired..    $79,888
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


                                                           June 30,
                                                    ----------------------
                                                      2000          1999
                                                      ----          ----
In thousands except for per share data:
Pro forma revenues..............................    $104,721     $102,454
Pro forma net loss..............................    $(35,682)     (59,575)
Pro forma basic and diluted loss per share......    $  (0.68)    $  (1.18)



     On July 2, 1998, the Company paid $10.1 million for all the outstanding shares of ViewPoint Technology, Inc. The purchase method of accounting was used to record the acquisition and approximately $4.8 million of the purchase price was allocated to in-process research and development. Approximately $4.4 million of the purchase price was allocated to purchased technology and other intangible assets and is being amortized to

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES
operations on a straight-line basis over three years, and $0.9 million was allocated to cash, fixed assets and other tangible assets.

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

     During the second quarter of fiscal 2000 the Company made an equity investment in a start-up venture, Earjam.com, with a first payment of approximately $1.0 million for a minority equity position. The Company recorded a charge of $0.2 million against earnings in the second fiscal quarter of 2000 to write-off the amount of the investment allocated to in-process research and development. In January 2000, the Company made an additional $2.0 million payment in Earjam.com during the third quarter of fiscal 2000 and recorded an additional special charge of $0.3 million in the third fiscal quarter of 2000 to write-off the remaining amount of the investment allocated to in-process research and development. The amounts allocated to the in-process research and development charges during the second and third quarters of fiscal 2000 were determined through an established valuation technique used in the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition, because technological feasibility had not been established and no alternative uses exist. The investment has been accounted for under the equity method of accounting. Although the companies are continuing to work together, as of June 30, 2000, due to a shift in the sentiment of the equity markets toward financing internet based start-up ventures and concerns about Earjam.com's ability to finance ongoing operations, the Company decided to record a permanent impairment reserve against the remaining book value of this investment.

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
                                            ========    ========    =======


                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                                           June 30,
                                                    ----------------------
                                                      2000          1999
                                                      ----          ----
Deferred Tax Assets:
  Various reserves and accruals..................    $  3,978     $  2,963
  Acquired intangibles...........................       5,992        4,395
  Net operating loss carryforwards...............      26,488        7,474
  Tax credits....................................      11,636        6,996
  Other foreign deferred asset...................          --          756
  Other..........................................         256          194
                                                     --------     --------
Total gross deferred tax assets..................      48,350       22,778
Less valuation allowance.........................     (38,835)     (21,694)
                                                     --------     --------
                                                        9,515        1,084
Deferred Tax Liabilities:
  Acquired intangibles...........................      (8,682)         --
  Fixed assets depreciation differences..........        (833)      (1,074)
  Other foreign liabilities......................        (697)      (1,448)
                                                     --------     --------
Total gross deferred tax liabilities.............     (10,212)      (2,522)
                                                     --------     --------
Net deferred tax liabilities.....................    $   (697)    $ (1,438)
                                                     ========     ========


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


     Stock Repurchase Plan
     ---------------------

     On January 22, 1998, the Company announced that its board of directors had authorized the repurchase of up to 2.0 million shares of its common stock either in the open market or in private transactions. As of June 30, 1999 the Company had repurchased all 2.0 million shares for approximately $9.4 million. On July 29, 1999 the Company announced that its Board of Directors had approved a stock repurchase plan authorizing up to an additional four million shares of the Company. Repurchase was to be made from time to time at certain price thresholds over a one-year period. In fiscal 2000, the Company repurchased an additional 381,000 of its common stock for $1.8 million at $4.78 per share. As of June 30, 2000, the Company was holding approximately 2.4 million shares in treasury stock for approximately $11.2 million.


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

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

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


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of zero percent and the following weighted average assumptions:


                            Stock Option Plans           Stock Purchase Plan
                         -----------------------      ------------------------
                          2000     1999     1998        2000     1999     1998
                          ----     ----     ----        ----     ----     ----
Expected life (years)...  3.760   3.760    3.760       0.500    0.500    0.500
Expected volatility.....  79%     75%      70%         79%      75%      70%
Risk-free interest rate.  6.11%   5.18%    5.73%       6.11%    5.02%    5.51%


                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

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
                                     =======    ========      ========


Cost of goods sold and direct
 operating expenses, less
 depreciation:


Optical Storage..................    $43,764    $ 39,582      $ 73,263
Imaging..........................     37,119      19,131        11,866
Consumer.........................      9,843      20,817        13,946
PC Audio and 3D Graphics.........         --          --        12,946
                                     -------    --------      --------
                                     $90,726    $ 79,530      $112,021
                                     =======    ========      ========

Depreciation
  Optical Storage................    $   933    $  2,043      $    364
  Imaging........................        609       1,626           499
  Consumer.......................        222       1,487           277
  PC Audio and 3D Graphics.......         --          --           768
                                     -------    --------      --------
                                     $ 1,764    $  5,156      $  1,908
                                     =======    ========      ========

Contribution Margin:
  Optical Storage................    $(8,662)   $  5,366      $ 55,543
  Imaging........................      8,429         140         7,041
  Consumer.......................     (5,801)    (19,142)       (9,311)
  PC Audio and 3D Graphics.......         --          --       (10,096)
                                     -------    --------      --------
                                     $(6,034)   $(13,636)     $ 43,177
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

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     The following distribution of net revenues, identifiable assets by geographic areas, and property and equipment for the years ended June 30, 2000, 1999 and 1998 are as follows (in thousands):


                                      2000         1999         1998
                                      ----         ----         ----
Revenue from unaffiliated
  customers originating from:
  North America..................  $ 21,881      $ 10,147     $ 13,155
  Japan..........................    27,856        36,728       60,360
  Korea..........................    29,429         7,002       31,364
  Taiwan.........................       932         2,104       21,414
  Other Asia.....................     3,425         6,962       16,823
  Europe.........................     2,933         8,108       13,990
                                   --------      --------     --------
                                   $ 86,456      $ 71,051     $157,106
                                   ========      ========     ========

Identifiable assets:

  United States..................  $208,562      $181,699
  Japan..........................     9,544         7,750
  Taiwan.........................    12,036         8,917
  Europe.........................     6,258         5,475
                                   --------      --------
                                   $236,400      $203,841
                                   ========      ========

Property and equipment, net:
  United States..................  $ 13,820      $ 15,472
  Japan..........................       430           551
  Taiwan.........................     5,089         5,175
  Europe.........................       399           841
                                   --------      --------
                                   $ 19,738      $ 22,039
                                   ========      ========


The following table summarizes the annual percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues and the associated percentage of total accounts receivable due from these customers. Customers included herein were primarily from the Optical Storage business segment.

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES


                                          Percentage Of Net Revenues
                                                Year Ended June 30,
                                          ---------------------------
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



                                               Percentage of Total
                                               Accounts Receivable
                                           ---------------------------
                                                  As of June 30,
                                           ---------------------------
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

                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(22) QUARTERLY RESULTS - UNAUDITED


                                                                 Three Months Ended
                           --------------------------------------------------------------------------------------
                           Sept. 30,   Dec. 31,  Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,  June 30,
                             1998       1998       1999       1999       1999        1999      2000       2000
                           ---------   --------  --------   --------   ---------   --------   --------  --------
                                                    (In Thousands, Except Per Share Data)

Net revenues............   $ 19,967    $ 21,861   $ 15,965  $ 13,258    $ 10,142    $ 11,029  $ 28,502  $ 36,782
Gross profit............   $  9,501    $ 10,302   $  7,375  $  4,248    $  5,071    $  4,418  $ 15,935  $ 20,111
Operating loss..........   $(19,188)   $(11,669)  $(13,791) $(17,304)   $(14,531)   $(20,074) $(20,315) $  6,189)
Net income (loss).......   $(14,179)   $ (9,693)  $(11,045) $(15,752)   $(12,186)   $(18,292) $  2,645  $ (5,029)
Diluted net income (loss)
  per share (1).........   $  (0.35)   $  (0.24)  $  (0.27) $  (0.38)   $  (0.30)   $  (0.45) $   0.04  $  (0.10)
Shares used in diluted per
 share calculations (1).     40,928      40,679     40,768    40,902      41,086      40,925    59,573    52,364

-----------------

(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

                                                                 SCHEDULE II


                   OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                             (In thousands)


                                             Additions
                                             Charged To
                                 Beginning    Costs and    Deductions   Ending
                                  Balance     Expenses     Write-offs   Balance
                                  -------     --------     ----------   -------
Allowance For Doubtful Accounts
-------------------------------

Year ended June 30, 2000.........  $ 555        $155         $ (39)       $671
                                   =====        ====         =====        ====

Year ended June 30, 1999.........  $ 809        $ --         $(254)       $555
                                   =====        ====         =====        ====

Year ended June 30, 1998.........  $ 663        $353         $(207)       $809
                                   =====        ====         =====        ====



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 17, 2000                        OAK TECHNOLOGY, INC.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Name                     Title                           Date
          ----                     -----                           ----
 /s/ DAVID D. TSANG    Chairman of the Board of Directors   October 17, 2000
---------------------
  David D. Tsang


 /s/ YOUNG K. SOHN     President, Chief Executive Officer,  October 17, 2000
---------------------  and Director(Principal Executive
   Young K. Sohn       Officer)

 /s/ JOHN S. EDMUNDS   Vice President and Chief Financial   October 17, 2000
---------------------  Officer (Principal Financial
  John S. Edmunds      and Accounting Officer)


 /s/ RICHARD B. BLACK  Director                             October 17, 2000
----------------------
  Richard B. Black


   /s/ TA-LIN HSU      Director                             October 17, 2000
---------------------
     Ta-Lin Hsu

 /s/ PETER J. SIMONE   Director                             October 17, 2000
---------------------
   Peter J. Simone

/s/ TIMOTHY TOMLINSON  Director                             October 17, 2000
----------------------
  Timothy Tomlinson

 /s/ ALBERT Y. C. YU   Director                             October 17, 2000
----------------------
  Albert Y. C. Yu

