Form 10-Q
period 2000-09-30
OAK TECHNOLOGY INC
filed 2000-11-14
CIK 824225

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the Quarterly Period Ended September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the Transition Period from            to           .
                                         ----------    ----------

                         Commission File No. 0-25298


                            OAK TECHNOLOGY, INC.

           (Exact name of registrant as specified in its charter)

             Delaware                                 77-0161486
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


As of November 9, 2000, there were outstanding 54,654,075 shares of the Registrant's Common Stock, par value $0.001 per share.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                    INDEX

                   For the Quarter Ended September 30, 2000



Part I - Financial Information                                        Page
------------------------------                                        ----
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30,
           2000 and June 30, 2000......................................  3

         Condensed Consolidated Statements of Operations for the Three
           Months Ended September 30, 2000 and 1999....................  4

         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended September 30, 2000 and 1999....................  5

         Notes to Condensed Consolidated Financial Statements..........  6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................... 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.... 24


Part II - Other Information
---------------------------

Item 1.  Legal Proceedings............................................. 26

Item 6.  Exhibits and Reports on Form 8-K.............................. 29

Signatures............................................................. 30
----------

Exhibit Index.......................................................... 31
-------------



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)
                                (Unaudited)


                                    ASSETS

                                                  September 30,    June 30,
                                                      2000           2000
                                                      ----           ----
Current assets:
  Cash and cash equivalents                         $ 25,731       $ 19,100
  Short-term investments                             102,003        101,704
  Accounts receivable, net of allowance for
    doubtful accounts of $979 and $671,
    respectively                                      25,497         18,294
  Inventories                                         25,280         20,137
  Prepaid expenses and other current assets            6,478         11,658
                                                    --------       --------
    Total current assets                             184,989        170,893
Property and equipment, net                           20,427         19,738
Intangible assets, net                                40,374         44,053
Other assets                                           1,974          1,716
                                                    --------       --------
    Total assets                                    $247,764       $236,400
                                                    ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of
    long-term debt                                  $      2       $      7
  Accounts payable                                    25,387         20,062
  Accrued expenses                                    14,414         11,357
  Deferred revenue                                     1,146          2,857
                                                    --------       --------
    Total current liabilities                         40,949         34,283

Deferred income taxes                                    440            697
Other long-term liabilities                               97            110
                                                    --------       --------
    Total liabilities                                 41,486         35,090
                                                    --------       --------

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; None issued and outstanding
    as of September 30, 2000 and June 30, 2000            --             --
  Common stock, $0.001 par value; 130,000,000
    shares authorized; 56,586,743 shares issued
    and 54,204,263 shares outstanding as of
    September 30, 2000 and 55,059,984 shares issued
    and 52,677,504 outstanding as of June 30, 2000        57             55
  Additional paid-in capital                         222,644        217,357
  Treasury stock                                     (11,257)       (11,257)
  Retained earnings                                    2,455          1,171
  Accumulated other comprehensive loss                (7,621)        (6,016)
                                                    --------       --------
    Total stockholders' equity                       206,278        201,310
                                                    --------       --------
    Total liabilities and stockholders' equity      $247,764       $236,400
                                                    ========       ========


See accompanying notes to condensed consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                 ---------------------------
                                                      2000          1999
                                                      ----          ----
Revenues:
  Product revenues                                  $  40,184    $   8,804
  Software and other revenues                          10,804        1,338
                                                    ---------    ---------
    Total revenues                                     50,988       10,142
                                                    ---------    ---------
Cost of revenues:
  Cost of product revenues                             22,494        4,551
  Cost of software and other revenues                   2,531          520
                                                    ---------    ---------
    Total cost of revenues                             25,025        5,071
                                                    ---------    ---------
    Gross profit                                       25,963        5,071
Research and development expenses                      13,541       11,180
Selling, general and administrative expenses            9,683        7,463
Amortization of intangibles                             3,679          959
                                                    ---------    ---------
    Operating loss                                       (940)     (14,531)
                                                    ---------    ---------

Non-operating income, net                               2,469        2,345
                                                    ---------    ---------
    Income (loss) before income taxes                   1,529      (12,186)
Income taxes                                              245           --
                                                    ---------    ---------
    Net income (loss)                               $   1,284    $ (12,186)
                                                    =========    =========

Net income (loss) per basic share:                  $    0.02    $   (0.30)
                                                    =========    =========
Net income (loss) per diluted share:                $    0.02    $   (0.30)
                                                    =========    =========

Shares used in computing basic net income
  (loss) per share:                                    53,472       41,086
                                                    =========    =========
Shares used in computing diluted net income
  (loss) per share:                                    63,130       41,086
                                                    =========    =========


See accompanying notes to condensed consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)


                                                     Three Months Ended
                                                        September 30,
                                                 ---------------------------
                                                      2000          1999
                                                      ----          ----
Cash flows from operating activities:
  Net income (loss)                                 $  1,284    $  (12,186)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                      5,531         2,942
    Loss on disposal of property and equipment            --           378
    Changes in operating assets and liabilities:
      Accounts receivable                             (7,203)        2,830
      Inventories                                     (5,143)          261
      Foundry deposits                                    --         4,480
      Prepaid expenses and other current assets        5,180        (1,343)
      Other assets                                      (258)          552
      Accounts payable and accrued expenses            8,382          (775)
      Deferred income taxes, deferred revenue and
        other liabilities                             (1,981)         (870)
                                                    --------      --------
        Net cash provided by (used in) operating
          activities                                   5,792        (3,731)

Cash flows from investing activities:
  Purchases of short-term investments                 (8,413)      (17,629)
  Proceeds from matured short-term investments         6,509        17,622
  Additions to property and equipment, net            (2,541)       (2,038)
                                                    --------      --------
        Net cash used in investing activities         (4,445)       (2,045)
                                                    --------      --------

Cash flows from financing activities:
  Repayment of debt                                       (5)           (4)
  Issuance of common stock, net                        5,289           877
  Treasury stock acquisitions                             --        (1,034)
                                                    --------      --------
        Net cash provided by (used in) financing
          activities                                   5,284          (161)
                                                    --------      --------

Net increase (decrease) in cash and cash
  equivalents                                          6,631        (5,937)
Cash and cash equivalents, beginning of period        19,100        19,500
                                                    --------      --------
Cash and cash equivalents, end of period            $ 25,731      $ 13,563
                                                    ========      ========

Supplemental information:

  Cash paid (refunded) during the period:
    Interest                                        $     10      $      1
                                                    ========      ========
    Income taxes refunded, net                      $ (3,269)     $   (213)
                                                    ========      ========
    Net unrealized losses on available-for-sale
      securities                                    $  1,605      $    390
                                                    ========      ========



See accompanying notes to condensed consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. Basis of Preparation
-----------------------

     The accompanying unaudited consolidated financial statements of Oak Technology, Inc. and Subsidiaries ("Oak" or "The Company") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for those periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Oak Technology, Inc. (the "Company") 2000 Annual Report on Form 10-K filed with the Commission.

Recently Issued Accounting Standards
------------------------------------

     Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of FAS 133 did not have a material effect as of the adoption date of July 1, 2000 nor for the period ended September 30, 2000. On the date derivative contracts are entered into, the Company designates the derivative as either (a) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), (c) a hedge of a net investment in a foreign operation (net investment hedge) or (d) designates as a non-accounting hedge.

     Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash-flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income to the extent of effectiveness. For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account that is also included in other comprehensive income. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings.

     The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign denominated accounts receivables or fixed sales commitments. As of September 30, 2000, the Company had foreign exchange contracts with face values of approximately $1.2 million and $6.0 million, respectively, for accounts receivables in foreign currency and fixed purchase commitments. The impact of recording the fair values of the forward contracts and unrealized gains or losses in the accounts receivable was not material for the periods presented.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (Unaudited)

2. Inventories
--------------

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):


                                                 September 30,    June 30,
                                                     2000           2000
                                                     ----           ----
Purchased parts and work in process               $ 20,425       $ 16,193
Finished goods                                       4,855          3,944
                                                  --------       --------
                                                  $ 25,280       $ 20,137
                                                  ========       ========


3. Net Income (Loss) Per Share
------------------------------

     Basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table provides a reconciliation of the components of the basic and diluted income (loss) per share computations:


                                                       Three Months Ended
                                                          September 30,
                                                    -------------------------
                                                         2000        1999
                                                         ----        ----
Net earnings (loss) from continuing operations        $  1,284     $(12,186)

Basic common shares                                     53,472       41,086
Effect of dilutive securities:
  Common stock options                                   9,658           --
                                                      --------     --------
  Dilutive weighted average shares                      63,130       41,086
                                                      --------     --------
Net earnings (loss) per share from continuing
  operations:
  Basic                                               $   0.02     $  (0.30)
                                                      ========     ========
  Diluted                                             $   0.02     $  (0.30)
                                                      ========     ========


     For the three month period ended September 30, 2000, there were no antidilutive common shares excluded from the calculation. For the three month period ended September 30, 1999, approximately 775,000 potentially dilutive common shares were not included in the calculation of net diluted loss per share as they are considered antidilutive.


4. Acquisitions
---------------

Acquisitions - Xionics Document Technologies, Inc.
--------------------------------------------------

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

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (Unaudited)



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

     The valuation of the acquired in-process research and development used by the Company was supported by independent fair valuation studies. The estimated value of in-process research and development was derived using the "Income Approach", which values an asset based on future cash flows that could potentially be generated by the asset over its estimated useful life. The future cash flows were discounted to their present value utilizing a discount rate of 14%. The amounts of the purchase price technology assigned to the fair values of in-process research and development and purchased technology represent management's best estimate and are considered to be valid as of September 30, 2000. As of September 30, 2000, there have been no material changes from the historical pricing, margins and expense levels used in the valuation assumptions.


5. Contingencies
----------------

     The Company and various of its current and former officers and directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired the Company's common stock for the period from July 27, 1995 to May 22, 1996, alleging state securities law and other violations. Additionally, various of the Company's current and former officers and directors are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, the Company believes the class action and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. The Company is also a party to various other legal proceedings, including a number of patent-related matters, and counterclaims filed by the named defendands in the pending patent suits. In connection with these lawsuits, management time has been, and will continue to be, expended and the Company has incurred, and expects to continue to incur, substantial legal and other expenses. See "Legal Proceedings" in Part II - Item I.


6. Segment Information
----------------------

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

     For fiscal year 2001, Oak Technology has two reportable segments which offer different product lines to each of its target markets: Optical Storage Group and Imaging Group. The Consumer Group product line did not exist during the quarter ended September 30, 2000 as it was divested during the third quarter of fiscal year 2000. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. Fiscal year 2001 results for the Imaging Group includes the operations of the Xionics business which was not acquired nor included in the operations of the Company until January 11, 2000. No segments have been aggregated. The Company does not allocate assets to its individual operating segments.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (Unaudited)


     Information about reported segment income or loss is as follows for the three months ended September 30, 2000 and 1999 (in thousands):



                                                      2000         1999
                                                      ----         ----
Net Revenues
  Optical Storage                                  $ 33,813     $  1,624
  Imaging                                            17,175        6,854
  Consumer                                               --        1,664
                                                   --------     --------
                                                   $ 50,988     $ 10,142
                                                   ========     ========
Cost of Goods Sold and Direct Operating Expenses:
  Optical Storage                                  $ 27,550     $  5,831
  Imaging                                            11,891        5,155
  Consumer                                               --        4,722
                                                   --------     --------
                                                   $ 39,441     $ 15,708
                                                   ========     ========
Contribution Margin:
  Optical Storage                                  $  6,263     $ (4,207)
  Imaging                                             5,284        1,699
  Consumer                                               --       (3,058)
                                                   --------     --------
                                                   $ 11,547     $ (5,566)
                                                   ========     ========


     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated condensed financial statements for the three months ended September 30, 2000 and 1999, is as follows (in thousands):


                                                       Three Months Ended
                                                          September 30,
                                                    ------------------------
                                                        2000        1999
Contribution margin from operating segments          $ 11,547    $ (5,566)
  Indirect operating expenses                           8,808       8,006
  Amortization of intangibles                           3,679         959
                                                     --------    --------
Total operating loss                                     (940)    (14,531)
  Other income                                          2,469       2,345
                                                     --------    --------
Income (loss) before income taxes                    $  1,529    $(12,186)
                                                     ========    ========


     Indirect operating expenses includes all costs and expenses not specifically charged to the operating segments in the financial information reviewed by the Company's chief executive officer. These include various overhead and indirect sales expenses as well as corporate marketing and general and administrative expenses.

     The Company maintains significant operations in the United States, United Kingdom, Taiwan and Japan. Activities in the United States consist of corporate administration, product development, logistics and worldwide sales management. Foreign operations consist of regional sales and limited board-level manufacturing.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 (Unaudited)


     The distribution of net revenues for the three months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                 2000          1999
                                                 ----          ----
Revenue from unaffiliated customers
     originating from:
     North America                             $ 7,926     $  2,875
     Japan                                      18,429        4,284
     Korea                                      22,627        1,357
     Taiwan                                        766          318
     Other Asia                                    547          774
     Europe                                        693          534
                                               -------     --------
                                               $50,988     $ 10,142
                                               =======     ========


     For the year ended June 30, 2000, two customers, LG Electronics and Hewlett-Packard Corporation, accounted for 26% and 16% of total revenues, respectively. For the quarter ended September 30, 2000, LG Electronics and Hewlett-Packard Corporation accounted for 36% and 10% of total revenues, respectively. Revenues from LGE Electronics are attributable to the Optical Storage Group while revenues from Hewlett-Packard Corporation are attributable to the Imaging Group.


7. Comprehensive Loss
---------------------

     The following table presents the calculation of comprehensive loss as required by SFAS 130. The components of comprehensive loss, net of tax, are as follows (in thousands):


                                                       Three Months Ended
                                                          September 30,
                                                   ---------------------------
                                                        2000          1999
                                                        ----          ----

Net income (loss):                                   $   1,284     $ (12,186)
  Other comprehensive income (loss):
    Change in unrealized loss on investments, net       (1,605)         (390)
                                                     ---------     ---------
Total comprehensive loss                             $    (321)    $ (12,576)
                                                     =========     =========



8. Income Taxes
---------------

     For the quarter ended September 30, 2000, the Comapany recorded a tax expense of 16% of net income. The amount was computed based on projected fiscal year 2000 operating results as well as estimated AMT and NOL limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) variability in the Company's quarterly operating results,
(iii) general conditions in the semiconductor industry, (iv) risks related to pending legal proceedings, (v) development by competitors of new or superior products or the entry of new competitors into the Company's markets, (vi) the Company's ability to diversify its product and market base by developing and introducing new products within designated market windows at competitive price and performance levels, (vii) willingness of prospective customers to design the Company's products into their products, (viii) availability of adequate foundry capacity and access to process technologies, (ix) the Company's ability to protect its proprietary information and obtain adequate access to third party technology on acceptable terms, (x) risks related to use of independent manufacturers and third party assembly and test vendors, (xi) dependence on key personnel, (xii) reliance on a limited number of large customers, (xiii) dependence on sales of CD-ROM and CD-RW controller products and the PC market,
(xv) risks related to international business operations, (xvi) ability of the Company to maintain adequate price levels and margins with respect to its products, (xvii) risks related to acquisitions, (xviii) the ability to attract and retain qualified management and technical personnel and (xix) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. Actual results could differ materially from those indicated by such forward-looking statements as a result of certain factors, including those set forth in this Item 2, those described elsewhere in this Quarterly Report and those described in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, other Quarterly Reports on Form 10-Q and other reports filed under the Exchange Act.


General
-------

     The Company designs, develops and markets high performance embedded software and integrated semiconductor solutions to original equipment manufacturers worldwide that serve the optical storage and imaging markets. The Company's products consist primarily of embedded software, integrated circuits and supporting software and firmware to provide a complete solution for customers, thereby enabling them to deliver cost effective, powerful systems to end users for home and business use. The Company's mission is to be a leading solutions provider for the storage and distribution of digital content.

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

     In its press release regarding the results of operations for the first quarter of fiscal 2001, the Company reported net income of $1.3 million. The increase in first quarter revenues is primarily due to increased customer acceptance of the Company's optical product line. Oak continues to develop its next generation CD-RW product with five of the top ten CD-RW manufacturers. However, the Company cannot predict the future level of customer acceptance of the product and the product's impact on operating results.

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

Results of Operations
---------------------

     Net Revenues. Net revenues increased 403% to $51.0 million for the three
     ------------
months ended September 30, 2000 from $10.1 million in the comparable period of fiscal 2000. Net revenues in the Optical Storage business segment were $33.8 million for the first quarter of fiscal 2001, representing a 1,982% increase from the segment's net revenues of $1.6 million reported in the first quarter of fiscal 2000. This increase is primarily the result of the Company's continued success with its CD-RW product line. The Company continued shipping the 8X 9790 product and began to ship the 16X 9795 product in volume. The Company was also able to bring four additional large OEM's into mass production in the September 2000 quarter. This quarter's initial shipments of products to all of these customers contributed to the unusually large sequential increase in revenues in the Optical Storage segment.

     Net revenues for the Imaging business segment were $17.2 million for the three months ended September 30, 2000, representing a 151% increase over the $6.9 million reported in the first quarter of fiscal 2000. This increase was primarily due to the acquisition of the Xionics business during the third quarter of the prior year. In addition, the increased revenues from the segment's compression codec and resolution enhancement products contributed to the increase. There were no net revenues for the Consumer business segment compared to $1.7 million for the first quarter of fiscal 2000. The decrease is a result of the divestiture of the business during fiscal year 2000.

     Gross Margin.  Cost of revenues includes the cost of wafer fabrication,
     ------------
assembly, and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's gross margin increased to 51% for the three month period ended September 30, 2000, as compared to 50% during the comparable period in the prior year. Gross margin for the Optical Storage business segment was 41% for the first quarter of fiscal 2001 compared
to 53% for the comparable quarter of the prior year.   The decrease is
primarily due to a decrease in higher margin royalty income   relative to an
increase in lower margin product revenues in the quarter ended September 30, 2000. Gross margin for the Imaging business segment was 71% for the first quarter of fiscal year 2001, representing a 6% increase from the 67% reported in the first quarter of fiscal 2000. This increase was primarily due to the acquisition and integration of the Xionics business during the third quarter of the prior year which resulted in the inclusion of Xionics software with higher gross margins for the first quarter of fiscal 2001. Gross margin for the Consumer business segment was 34% for the first quarter of fiscal year 2000, a segment which no longer exists as it was divested during the third quarter of fiscal 2000.

     The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. The Company expects that average selling prices for its existing products will continue to decline over time and that the average selling prices for each new product will decline significantly over the life of the product. The Company continues to experience severe price pressure on its CD-ROM controller products and expects such price erosion to continue. The Company does not believe it can achieve cost reductions or sales of new products with higher gross margins which fully offset the expected price declines of its CD-ROM products and therefore, it expects gross margin percentages to decline. In addition, given the extremely competitive nature of the optical storage and consumer market, the Company believes that gross margins for new products in its optical storage market and consumer market will be lower than historical levels and, as a result, gross margins in general will decline in the future.

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses of $13.5 million for the three months ended September 30, 2000 increased $2.3 million, or 21%, from $11.2 million in the comparable period of the previous fiscal year. This increase was primarily due to increased engineering salaries and employee
benefits resulting from higher headcount.   Research and development expenses
decreased significantly as a percentage of net revenues for the current fiscal period over the comparable period in the prior year due primarily to the significant increase in the Company's net revenues in the current period compared to the comparable period of fiscal 2000. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage and digital office equipment.

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative (S,G&A) expenses increased by 30% to $9.7 million for the three months ended September 30, 2000 from $7.5 million in the comparable period of the prior year. This increase is primarily due to increase in headcount compared to the first fiscal quarter of the prior year as well as an increase in sales commissions as a result of the increased revenues. S,G&A expenses decreased significantly as a percentage of net revenues for the current fiscal period over the comparable period in the prior year due primarily to a significant increase in the Company's net revenues in the current year.

     Amortization of Intangibles.  Amortization of intangible assets was $3.7
     ---------------------------
million for the three months ended September 30, 2000, an increase of $2.7 million or 284% from the same period of the prior fiscal year. The increase is a result of the additions to intangible assets as a result of the acquisition of Xionics in the third quarter of fiscal 2000.

     Non-operating Income.  During the first quarter of fiscal 2001, non-
     --------------------
operating income increased to $2.5 million from $2.3 million during first quarter of fiscal 2000. This increase is primarily due to interest received in conjunction with an income tax refund offset by a decrease in foreign currency translation gains recognized during the quarter.

     Income Taxes.  Management does not believe it is more likely than not that
     ------------
sufficient future taxable income will be generated to realize all of the Company's deferred tax assets. Accordingly, during fiscal 1999 a full valuation allowance against deferred tax assets was established. Given this, no income tax benefit was recognized with respect to operating losses incurred in the first quarter of fiscal 2000. For the first quarter of fiscal 2001, a tax expense of 16% of net income was recorded based on estimated fiscal 2000 results.


Factors That May Affect Future Results
--------------------------------------

     The following factors should be carefully considered in evaluating the Company and its business.

Expected Benefits of the Merger with Xionics May Not be Achieved
----------------------------------------------------------------

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


The Company Has Experienced and Expects to Continue to Experience Significant
-----------------------------------------------------------------------------
Period-to-Period Fluctuations in its Revenues and Operating Results, Which May
------------------------------------------------------------------------------
Result in Volatility in the Price of the Company's Stock
--------------------------------------------------------

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

     o The potential for significant inventory obsolescence exposure;

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


The Company Has a Recent History of Operating Losses and May Not Remain
-----------------------------------------------------------------------
Profitable
----------

     Although the Company experienced periods of profitability following its reincorporation in Delaware in October 1994 in connection with its initial public offering (the Company was first incorporated in California in 1987), the Company has at times sustained significant losses since the initial public offering and may not continue to be profitable in the future. While the Company had net income of $5.9 million in fiscal 1998, it had a loss trend in which an operating loss of $9.1 million for fiscal 1998, an operating loss of $61.9 million for fiscal 1999, and an operating loss of $61.1 million for fiscal 2000 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). The Company's operating losses generally have been due to its dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In fiscal 1998, the Company failed to timely and/or adequately develop its integrated CD-ROM controller product and second generation CD-RW product. Consequently, for fiscal 1999, the Company was dependent on mature CD-ROM products and its first generation CD-RW product for its revenue. These mature products continued to decline in both unit sales volume and average sales price in each successive quarter. In the third quarter of fiscal 2000, the Company achieved volume production with its next generation CD-RW product. However, given certain evolving dynamics in the CD-RW market, including the rate of adoption of this technology, competition and selling prices, the Company cannot accurately predict the product's impact on operating results nor can any assurance be given that revenue from this product will enable the Company to maintain profitability. The Company expects that the average sales prices for its optical storage products will continue to decline over time and that average sales prices for each new optical storage product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, the Company believes that gross margins for new products in its optical storage market will be lower than historical levels. However, the Company believes that with the additional planned software and solution product offerings from the Company's Optical and Imaging Groups, gross margins in general will continue to increase in the future.

          If the Company incurs losses or fails to continue profitability in the future, this will significantly harm its business and may affect the trading price of its common stock.


The Company's Financial Performance is Highly Dependent on the Timely and
-------------------------------------------------------------------------
Successful Introduction of New Products
---------------------------------------

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


The Company's Future Revenues Are Highly Dependent On Sales of Its CD-RW
------------------------------------------------------------------------
Controller Product
------------------

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

     The Company also anticipates that the royalty streams derived from OEMs' shipments of office equipment containing the Company's products, and the sale of related products and services to manufacturers of office equipment will account for a significant portion of its revenue for the foreseeable future, although not as significant as CD-RW for the remainder of fiscal 2001 and possibly fiscal 2002. In order to assure that the Company will derive future royalty streams from the shipment of OEM devices, the Company and its OEMs are required to develop and release in a regular and timely manner new office products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. The Company's OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and cost of development to the Company and its OEMs. The Company's success will depend on, among other things: the rate at which OEMS serving the digital office market outsource their technology needs, market acceptance of the Company's technology and products and the office devices of the Company's OEMs; the ability of the Company and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company; successful implementation of the Company's technology and products in new office devices being developed by its OEMs; and successful marketing of those devices by the OEMs. Revenues from the office equipment market will depend heavily on the Company's ability to integrate its recent acquired business, Xionics Document Technologies, successfully in order to develop complete product solutions and compete more effectively and successfully against other suppliers and outsourcers as well as its own OEM customers and other manufacturers.


The Company's Markets Are Intensely Competitive and Experience Rapid
--------------------------------------------------------------------
Technological Change
--------------------

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


The Company May Be Unable To Protect Its Intellectual Property and Proprietary
------------------------------------------------------------------------------
Rights, Which May Affect Its Ability to Compete
-----------------------------------------------

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

     Furthermore, the Company may initiate claims or litigation against third parties, in addition to those referenced herein (see Item 1, Note 5 "Contingencies"), for infringement of the Company's proprietary rights or to establish the validity of its proprietary rights and in the past has incurred significant legal expenses in connection with claims of this type it has initiated. Any litigation by or against the Company could result in significant expense to the Company and divert the efforts of its technical and management personnel, whether or not that litigation results in a favorable determination for the Company. In the event of an adverse result in any litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in developing new technology or that those licenses would be available on reasonable terms, or at all, and any development or license could require the Company's expenditures of substantial time and other resources.


The Company May Be Unable to Obtain Third Party Intellectual Property Rights
----------------------------------------------------------------------------
and/or May Be Liable For Significant Damages
--------------------------------------------

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


The Company Depends on Third Party Foundries and Vendors to Manufacture
-----------------------------------------------------------------------
Products
--------

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


The Company's Failure to Accurately Forecast Demand for Its Products Could
--------------------------------------------------------------------------
Negatively Impact Its Results of Operations
-------------------------------------------

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

The Company Derives A Large Portion of Its Revenues from International Sales,
-----------------------------------------------------------------------------
Depends on Foreign Subcontractors and Is Subject to the Risks of Doing Business
-------------------------------------------------------------------------------
in Foreign Countries
--------------------

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

     o Fluctuations in foreign currencies.

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


The Company Depends on a Limited Number of Customers for a Substantial Portion
------------------------------------------------------------------------------
Of Its Revenues, and a Loss Of, Or A Significant Reduction in Purchases By,
---------------------------------------------------------------------------
Current Major Customers Would Significantly Reduce Its Revenues
---------------------------------------------------------------

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


The Company Is A Defendant in Several Lawsuits
----------------------------------------------

     The Company and various of its current and former officers and directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired the Company's common stock for the period from July 27, 1995 to May 22, 1996, alleging state securities law and other violations. Additionally, various of the Company's current and former officers and directors are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, the Company believes the class action and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's financial statements. The Company is also a party to various other legal proceedings, including a number of patent-related matters, and counterclaims filed by the named defendands in the pending patent suits. In connection with these lawsuits, management time has been, and will continue to be, expended and the Company has incurred, and expects to continue to incur, substantial legal and other expenses.


The Company Must Continue To Make Significant Capital Investments, And The
--------------------------------------------------------------------------
Inability to Raise the Additional Capital Necessary to Fund These Investments
-----------------------------------------------------------------------------
On Acceptable Terms Could Seriously Harm the Company's Business
---------------------------------------------------------------

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


The Company May Make Future Acquisitions or Enter into Joint Ventures That May
------------------------------------------------------------------------------
Not Be Successful
-----------------

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


The Company Will Depend On Key Personnel To Manage Its Business, and the Loss
-----------------------------------------------------------------------------
of Any Key Personnel Could Seriously Harm Its Business
------------------------------------------------------

     The Company's future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel including highly skilled engineering and technical employees. Specifically, it is important for the Company to retain the services of Young K. Sohn, the Company's current president and chief executive officer. The Company is in the process of recruiting financial, technical and operational personnel. Competition for these people is intense because of this limited number of candidates and the growth of high-tech companies, and there can be no assurance that the Company will be able to attract and retain qualified replacements or additional technical or operational personnel. Moreover, none of the key technical or senior management personnel of the Xionics Document Technologies are bound by long-term employment arrangements. There is no assurance that the Company will be able to find suitable replacements for any senior management personnel who may leave the Company.


Provisions in The Company's Charter Documents And Rights Plan Could Make It
---------------------------------------------------------------------------
More Difficult To Acquire The Company And May Reduce The Market Price Of The
----------------------------------------------------------------------------
Company's Stock
---------------

     The Company's board of directors has the authority to issue up to 2.0 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock, may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. The Company has no present plans to issue shares of preferred stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the stock. In addition, the Company's charter documents do not permit cumulative voting and provide that its board of directors will be divided into three classes, each of which serves for a staggered three-year term, which may also make it more difficult for a third-party to gain control of the board of directors.

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


Pricing Issues
--------------

         The willingness of prospective customers to design the Company's products into their products depends, to a significant extent, upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, especially in the consumer electronics market and the optical storage market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, as has been the trend for the optical storage and digital video disk segment of the consumer electronics market, the Company anticipates that average sales prices ("ASPs") on its products will decline. The Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain acceptable gross profit margins. Gross profit margins also vary reflecting the impact of changes in the general condition of the economy, capacity utilization levels in the semiconductor industry, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating results will be materially adversely affected. In addition, if the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, fails to reduce its manufacturing costs, or fails to utilize its prepaid deposits with the TSMC and Chartered foundries, the result would be a material adverse effect on the Company's business, financial condition and operating results.


Limited Customer Base
---------------------

The Company has derived a substantial portion of its net revenues from a limited number of customers and expects this concentration to continue. These customers were all purchasers of the Company's CD-ROM and CD-RW products. (Please see the discussion above under the heading "Dependence on CD-ROM and CD-RW Controller Product" for a description of the decline in revenues the Company has experienced in connection with sales of our CD-ROM product.) At September 30, 2000, three customers accounted for approximately 20%, 18% and 12% of accounts receivable, respectively. At June 30, 2000, three customers accounted for approximately 17%, 11% and 11% of accounts receivable, respectively. In addition, the Company has experienced significant changes from
year to year in the composition of its major customer base.   The Company
believes this pattern may continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the Company has no long term purchase agreements with any of its customers. The loss of or significant reduction in purchases by, current major customers of the Company would have a material adverse effect on the Company's business, financial condition and operating results.


Liquidity and Capital Resources
-------------------------------

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of September 30, 2000 consisted of approximately $127.7 million in cash, cash equivalents and short-term investments. The Company also has approximately $8.3 million in lines of letters of credit with Taiwanese financial institutions, all of which were available at September 30, 2000.

     In the three months ended September 30, 2000, operating activities generated cash of approximately $5.8 million. The Company's net income of approximately $1.3 million was offset by increases in accounts receivable and inventories during the quarter totaling $12.3 million and increases in accounts payable and accrued expenses of $8.4 million primarily as a result of increased product revenues and an associated ramp in inventory during the September 2000 quarter. Decreases in prepaid expenses and other current assets of $5.2 million resulting from the receipt of tax refunds and litigation settlements helped increase cash generated from operating actvities. The non-cash effect of depreciation and amortization totaling $5.5 million also helped increase the cash effect of the net income for the period. Investing activities utilized cash of approximately $4.4 million primarily due to additions to property, plant and equipment of $2.5 million. Financing activities generated cash proceeds of $5.3 million as a result of an increase in exercises of stock options.

     The Company believes that its existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund necessary purchases of property and equipment and any other investments it may make through at least the next twelve months. If, however, during the next twelve to eighteen month period the Company fails to continue its increase in revenue or is unable to maintain expenses below its revenues, then the Company may be in a position where it will need to seek additional financing. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of September 30, 2000 and June 30, 2000, the Company had foreign currency exchange contracts to exchange Yen for approximately $7.2 million and $2.4 million, respectively. If foreign currency rates fluctuate by 10% from rates at September 30, 2000 and 1999, the effect on the company's consolidated financial statements would not be material. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. However, there can be no assurance that there will not be a material impact in the future.

     The Company's cash equivalents and short-term investments ("investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. The Company manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations which mature within the next 24 months. In addition, the Company does not use investments for trading or other speculative purposes. Not withstanding the forgoing, due to the divestiture of the Broadband business in January 2000, the Company is in the unusual position of also holding an investment in 293,794 shares of Conexant Systems, Inc. common stock which had an original book value of $68.05 per share. This investment is classified as being held as an available-for-sale security, and accordingly, the reduction in the market value of the investment at September 30, 2000 of approximately $7.7 million has been recorded as an item of comprehensive loss. This is a highly volatile equity security with market valuations in the range of $20.44 to $132.00 since mid January 2000. The original shares were not registered and available for sale until early March 2000. The Company intends to convert these shares into cash over time.

     Due to the short term maturities of its investments, the carrying value approximates the fair value. If market rates were to increase immediately and uniformly by 10% from levels as of September 30, 2000, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

(a)  The following exhibits are filed as part of this report:


     Exhibit
     Number            Exhibit Title
     -----             -------------
      27.1         Financial Data Schedule



(b)   Reports on Form 8-K:

      The Company filed no reports on Form 8-K during the quarter ended September 30, 2000

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OAK TECHNOLOGY, INC.
                                           --------------------
                                               (Registrant)


Date: November 14, 2000
                                         /s/    JOHN S. EDMUNDS
                                         ----------------------------
                                              John S. Edmunds
                                              Vice-President and
                                           Chief Financial Officer
                                          (Principal Financial and
                                             Accounting Officer)

     Exhibit Index



     Exhibit
     Number          Description
     ------          -----------
      27.1     Financial Data Schedule

