Form 10-Q
period 2000-12-31
OAK TECHNOLOGY INC
filed 2001-02-14
CIK 824225

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                -------------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  -----------------   -----------------

                         Commission File No. 0-25298

                             OAK TECHNOLOGY, INC.

           (Exact name of registrant as specified in its charter)



               Delaware                                   77-0161486
    (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                Identification Number)


                               139 Kifer Court
                         Sunnyvale, California 94086
         (Address of principal executive offices, including zip code)

                                (408) 737-0888
             (Registrant's telephone number, including area code)


                                -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of February 8, 2001, there were outstanding 55,330,767 shares of the Registrant's Common Stock, par value $0.001 per share.

===============================================================================

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                    INDEX

                   For the Quarter Ended December 31, 2000


                                                                           Page
                                                                            No.
                                                                           ----

                        PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of December 31, 2000
          and June 30, 2000................................................   3

        Condensed Consolidated Statements of Operations for the Three
          Months and Six Months Ended December 31, 2000 and 1999...........   4

        Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended December 31, 2000 and 1999.................................   5

        Notes to Condensed Consolidated Financial Statements...............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  11


Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  26


                         PART II. OTHER INFORMATION


Item 1. Legal Proceedings..................................................  28

Item 6. Exhibits and Reports on Form 8-K...................................  30

Signatures.................................................................  31

Exhibit Index..............................................................  32


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)
                                 (Unaudited)

                                    ASSETS

                                                       December 31,  June 30,
                                                           2000        2000
                                                           ----        ----
Current assets:
  Cash and cash equivalents                              $ 25,386     $ 19,100
  Short-term investments                                   99,228      101,704
  Accounts receivable, net of allowance for doubtful
    accounts of $1,038 and $671, respectively              30,558       18,294
  Inventories                                              22,361       20,137
  Prepaid expenses and other current assets                 4,280       11,658
                                                         --------     --------
    Total current assets                                  181,813      170,893
Property and equipment, net                                20,864       19,738
Intangible assets, net                                     36,695       44,053
Other assets                                                1,575        1,716
                                                         --------     --------
    Total assets                                         $240,947     $236,400
                                                         ========     ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt    $     --     $      7
  Accounts payable                                         18,508       20,062
  Accrued expenses                                         15,416       11,357
  Deferred revenue                                          1,299        2,857
                                                         --------     --------
    Total current liabilities                              35,223       34,283
Deferred income taxes                                         984          697
Other long-term liabilities                                   148          110
                                                         --------     --------
    Total liabilities                                      36,355       35,090
                                                         --------     --------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; None issued and outstanding as of
    December 31, 2000 and June 30, 2000                        --           --
  Common stock, $0.001 par value; 130,000,000 shares
    authorized; 57,492,530 shares issued and 55,110,050
    shares outstanding as of December 31, 2000 and
    55,059,984 shares issued and 52,677,504 outstanding
    as of June 30, 2000                                       57            55
  Additional paid-in capital                             225,398       217,357
  Treasury stock                                         (11,257)      (11,257)
  Retained earnings                                        5,280         1,171
  Accumulated other comprehensive loss                   (14,886)       (6,016)
                                                        --------      --------
    Total stockholders' equity                           204,592       201,310
                                                        --------      --------
      Total liabilities and stockholders' equity        $240,947      $236,400
                                                        ========      ========


See accompanying notes to condensed consolidated financial statements.


                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)


                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                      ------------------   -------------------
                                        2000      1999        2000      1999
                                        ----      ----        ----      ----
Revenues:
  Product revenues                    $ 51,727  $ 10,195   $ 91,911   $ 18,999
  Software and other revenues            8,906       834     19,710      2,172
                                      --------  --------   --------   --------
    Total revenues                      60,633    11,029    111,621     21,171
                                      --------  --------   --------   --------

Cost of revenues:
  Cost of product revenues              30,706     6,173     53,200     10,724
  Cost of software and other revenues    1,635       438      4,166        958
                                      --------  --------   --------   --------
    Total cost of revenues              32,341     6,611     57,366     11,682

      Gross profit                      28,292     4,418     54,255      9,489

Research and development expenses       13,931    12,123     27,472     23,303
Selling, general and administrative
  expenses                               9,482     8,050     19,165     15,513
Acquired in-process technology              --       225         --        225
Restructuring charge                        --     2,015         --      2,015
Amortization of intangibles              3,679     2,079      7,358      3,038
                                      --------  --------   --------   --------
    Operating income (loss)              1,200   (20,074)       260    (34,605)

Non-operating income, net                2,163     1,782      4,632      4,127
                                      --------  --------   --------   --------
    Income (loss) before income taxes    3,363   (18,292)     4,892    (30,478)
Income taxes                               538        --        783         --
                                      --------  --------   --------   --------
    Net income (loss)                 $  2,825  $(18,292)  $  4,109   $(30,478)
                                      ========  ========   ========   ========


Net income (loss) per basic share:    $   0.05  $  (0.45)  $   0.08   $  (0.74)
                                      ========  ========   ========   ========
Net income (loss) per diluted share:  $   0.05  $  (0.45)  $   0.07   $  (0.74)
                                      ========  ========   ========   ========

Shares used in computing basic net
  income (loss) per share:              54,726    40,925     54,099     41,008
                                      ========  ========   ========   ========

Shares used in computing diluted net
  income (loss) per share:              62,014    40,925     62,622     41,008
                                      ========  ========   ========   ========


See accompanying notes to condensed consolidated financial statements.


                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                            Six Months Ended
                                                              December 31,
                                                         ----------------------
                                                             2000       1999
                                                             ----       ----
Cash flows from operating activities:
  Net income (loss)                                        $  4,109   $(30,478)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                            11,161      5,725
    Write-off of previously acquired in-process
      technology                                                 --      1,200
    Newly acquired in-process technology                         --        225
    Loss on disposal of property and equipment                   --      1,278
    Changes in operating assets and liabilities:
      Accounts receivable                                   (12,264)     1,844
      Inventories                                            (2,224)      (818)
      Foundry deposits                                           --      9,061
      Prepaid expenses and other current assets               7,378     (1,522)
      Other assets                                              141      1,087
      Accounts payable and accrued expenses                   2,505      3,934
      Deferred income taxes, deferred revenue and
        other liabilities                                    (1,233)        --
                                                           --------   --------
        Net cash provided by (used in) operating activities   9,573     (8,464)

Cash flows from investing activities:
  Purchases of short-term investments, net                  (79,758)   (43,732)
  Proceeds from matured short-term investments               73,364     50,191
  Additions to property and equipment, net                   (4,929)    (2,791)
  Other                                                          --     (1,019)
                                                           --------   --------
    Net cash provided by (used in) investing activities     (11,323)     2,649
                                                           --------   --------
Cash flows from financing activities:
  Repayment of debt                                              (7)        (6)
  Issuance of common stock, net                               8,043      1,575
  Treasury stock acquisitions                                    --     (1,817)
                                                           --------   --------
    Net cash provided by (used in) financing activities       8,036       (248)
                                                           --------   --------
Net increase (decrease) in cash and cash equivalents          6,286     (6,063)
Cash and cash equivalents, beginning of period               19,100     19,500
                                                           --------   --------
Cash and cash equivalents, end of period                   $ 25,386   $ 13,437
                                                           ========   ========

Supplemental information:

  Cash paid (refunded) during the period:
    Interest                                               $     58   $      3
                                                           ========   ========
    Income taxes refunded, net                             $ (3,534)  $    (13)
                                                           ========   ========
    Net unrealized losses on available-for-sale securities $ (8,870)  $   (558)
                                                           ========   ========


See accompanying notes to condensed consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1.   Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements of Oak Technology, Inc. and subsidiaries ("Oak" or the "Company") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Oak Technology, Inc. 2000 Annual Report on Form 10-K filed with the Commission.


Reclassifications
-----------------

     Certain prior year amounts have been reclassified to conform to the current year presentation.


Derivative Instruments and Hedging Activities
---------------------------------------------

     The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign currency denominated accounts receivables or fixed sales commitments. As of December 31, 2000, the Company had short-term foreign currency exchange contracts with face values of approximately $1.1 million and $2.1 million for accounts receivables in foreign currencies and fixed purchase commitments, respectively. The impact of recording the fair values of the forward contracts and unrealized gains or losses in the accounts receivable was not material for the periods presented.


2. Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                       December 31,  June 30,
                                                           2000        2000
                                                           ----        ----
     Purchased parts and work in process                  $ 16,490    $ 16,193
     Finished goods                                          5,871       3,944
                                                          --------    --------
                                                          $ 22,361    $ 20,137
                                                          ========    ========


3.   Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

     The following table provides a reconciliation of the components of the basic and diluted income (loss) per share computations:



                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                      ------------------   -------------------
                                        2000      1999        2000      1999
                                        ----      ----        ----      ----
Net earnings (loss) from continuing
  operations                         $  2,825   $(18,292)   $ 4,109   $(30,478)
                                     ========   ========    =======   ========

Basic common shares                    54,726     40,925     54,099     41,008

Effect of dilutive securities:
  Common stock options                  7,288         --      8,523         --
                                     --------   --------    -------   --------
Dilutive weighted average shares       62,014     40,925     62,622     41,008
                                     ========   ========    =======   ========


Net earnings (loss) per share from
  continuing operations:
  Basic                              $   0.05   $  (0.45)   $  0.08   $  (0.74)
                                     ========   ========    =======   ========
  Diluted                            $   0.05   $  (0.45)   $  0.07   $  (0.74)
                                     ========   ========    =======   ========


     For the three and six month periods ended December 31, 2000, there were approximately 571,000 and 276,000 weighted average options to purchase shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these shares would have had an anti-dilutive effect. Similarly, for the three and six month periods ended December 31, 1999, approximately 763,000 and 744,000 weighted average options to purchase shares, respectively, were not included in the calculation of diluted loss per share.


4.   Contingencies

     The Company and various of its current and former officers and directors are parties to a consolidated class action lawsuit filed in Santa Clara County Superior Court in Santa Clara, California on behalf of all persons who purchased or acquired the Company's common stock for the period from July 27, 1995 to May 22, 1996. The plaintiffs allege the Company has violated state securities laws, statutory provisions, deceit provisions as well as breaches of fiduciary duty and abuse of control. On August 5, 2000 the court granted the Company's motion for summary judgment and entered judgment in favor of the Company. The plaintiffs have filed a notice of their intent to appeal the court's decision. Additionally, various of the Company's current and former officers and directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, the Company believes the class action and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. As such, a provision has not been recorded on the Company's financial statements as of June 30, 2000 nor December 31, 2000 with regard to these suits.

     The Company is also a party to various other legal proceedings, including a number of patent-related matters, and counterclaims filed by the named defendants in the pending patent suits. In connection with these

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


lawsuits, management time has been, and will continue to be, expended and the Company has incurred, and expects to continue to incur, substantial legal and other expenses. See "Legal Proceedings" in Part II - Item I.


5.   Segment Information

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

     For fiscal year 2001, Oak Technology has two reportable segments which offer different product lines to each of its target markets: Optical Storage Group and Imaging Group. The Consumer Group product line did not exist during the three and six months ended December 31, 2000 as it was divested during the third quarter of fiscal year 2000. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. Fiscal year 2001 results for the Imaging Group includes the operations of the Xionics business which was not acquired nor included in the operations of the Company until January 11, 2000. No segments have been aggregated. The Company does not allocate assets to its individual operating segments.

     Information about reported segment income or loss is as follows for the three and six months ended December 31, 2000 and 1999 (in thousands):


                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                      ------------------   -------------------
                                        2000      1999        2000      1999
                                        ----      ----        ----      ----
Net Revenues:
  Optical Storage                      $43,392   $ 2,017    $ 77,205  $  3,641
  Imaging                               17,241     6,412      34,416    13,266
  Consumer                                  --     2,600          --     4,264
                                       -------   -------    --------  --------
                                       $60,633   $11,029    $111,621  $ 21,171
                                       =======   =======    ========  ========
Cost of Goods Sold and Direct
  Operating Expenses:
  Optical Storage                      $36,051   $ 6,676    $ 63,602  $ 12,506
  Imaging                               11,380     5,595      23,271    10,751
  Consumer                                  --     5,343          --    10,065
                                       -------   -------    --------  --------
                                       $47,431   $17,614    $ 86,873  $ 33,322
                                       =======   =======    ========  ========
Contribution Margin:
  Optical Storage                      $ 7,341   $(4,659)   $ 13,603  $ (8,865)
  Imaging                                5,861       817      11,145     2,515
  Consumer                                  --    (2,743)         --    (5,801)
                                       -------   -------    --------  --------
                                       $13,202   $(6,585)   $ 24,748  $(12,151)
                                       =======   =======    ========  ========


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six months ended December 31, 2000 and 1999, is as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                      ------------------   -------------------
                                        2000      1999        2000      1999
                                        ----      ----        ----      ----
Contribution margin from operating
  Segments                             $13,202  $ (6,585)   $ 24,748  $(12,151)
    Indirect operating expenses          8,323     9,170      17,130    17,176
    Acquired in-process technology          --       225          --       225
    Restructuring charge                    --     2,015          --     2,015
    Amortization of intangibles          3,679     2,079       7,358     3,038
                                       -------  --------    --------  --------
Total operating income (loss)            1,200   (20,074)        260   (34,605)

Non-operating income, net                2,163     1,782       4,632     4,127
                                       -------  --------    --------  --------
Income (loss) before income taxes      $ 3,363  $(18,292)   $  4,892  $(30,478)
                                       =======  ========    ========  ========


     Indirect operating expenses include all costs and expenses not specifically charged to the operating segments in the financial information reviewed by the Company's chief executive officer. These include various overhead and indirect sales expenses as well as corporate marketing and general and administrative expenses.

     The Company maintains significant operations in the United States, United Kingdom, Taiwan and Japan. Activities in the United States consist of corporate administration, product development, logistics and worldwide sales management. Foreign operations consist of regional sales and limited board-level manufacturing and engineering support services.

     The distribution of net revenues for the three and six months ended December 31, 2000 and 1999 are as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                      ------------------   -------------------
                                        2000      1999        2000      1999
                                        ----      ----        ----      ----
Revenue from unaffiliated customers
  originating from:
  North America                        $10,281   $ 2,119    $ 18,207   $ 4,994
  Japan                                 21,344     4,601      39,772     8,893
  Korea                                 20,007     2,178      42,635     3,536
  Taiwan                                 8,464        --       9,230       308
  Other Asia                               100     1,593         647     2,367
  Europe                                   437       538       1,130     1,073
                                       -------   -------    --------   -------
                                       $60,633   $11,029    $111,621   $21,171
                                       =======   =======    ========   =======


     For the six months ended December 31, 2000, two customers accounted for 31% and 10% of total revenues, respectively and as of December 31, 2000, three customers accounted for 24%, 15% and 13% of total accounts receivable, respectively. For the six months ended December 31, 1999, one customer accounted for 18% of total revenues. As of June 30, 2000, three customers accounted for 20%, 13% and 10% of total accounts receivable.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


6.   Comprehensive Loss

     The following table presents the calculation of comprehensive loss as required by SFAS 130. The components of comprehensive loss, net of tax, are as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                      ------------------   -------------------
                                        2000      1999        2000      1999
                                        ----      ----        ----      ----
Net income (loss)                     $ 2,825   $(18,292)    $ 4,109  $(30,478)
  Other comprehensive income (loss):
    Change in unrealized loss on
      investments, net                 (7,265)      (168)     (8,870)     (558)
                                      -------   --------     ------   --------
Total comprehensive loss              $(4,440)  $(18,460)    $(4,761) $(31,036)
                                      =======   ========     =======  ========


7. Income Taxes

     For the three and six months ended December 31, 2000, the Company recorded a tax expense of 16% of net income. The amount was computed based on projected fiscal year 2000 operating results as well as estimated AMT and NOL limitations.

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

     For the results of operations for the three and six months ended December 31, 2000, the Company reported net income of $2.8 million and $4.1 million, respectively. The increase in net income is a result of the growth in revenues, primarily due to increased customer acceptance of the Company's optical product line. Oak continues to develop its next generation CD-RW product with five of the top ten CD-RW manufacturers. However, the Company cannot predict the future level of customer acceptance of the product and the product's impact on operating results.

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

In addition, the Company's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past. The Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in DVD systems, CD-RW, printer drivers and inkjet multi-function peripherals. The Company's DVD, CD-RW, and digital imaging products are subject to the new product risks described in the preceding paragraph, including, in particular the Company's ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on its operating results.

Results of Operations
---------------------

     Net Revenues. Net revenues increased 450% to $60.6 million for the three
     ------------
months ended December 31, 2000 from $11.0 million in the comparable period of fiscal 2000. For the six months ended December 31, 2000, net revenues increased 427% to $111.6 million from $21.2 million in the same period of the prior year. The year over year increase in revenues is affected by the inclusion of Xionics' results of operations in Oak's FY 2001 results which were not part of Oak's operations in the comparable three and six months of fiscal 2000.

     Net revenues in the Optical Storage business segment were $43.4 million for the second quarter of fiscal 2001, representing a 2,051% increase from the segment's net revenues of $2.0 million reported in the same period of fiscal 2000. Net revenues in the Optical Storage business segment increased 2,020% to $77.2 million for the six months ended December 31, 2000 compared to $3.6 million recorded in the same period of the prior year. This increase is primarily the result of the Company's continued success with its CD-RW product line. The Company continued shipping the 8X 9790 product and began to ship the 16X 9795 product in volume. The Company was also able to bring five additional large OEM's into mass production during the first six months of fiscal 2001. The continued ramp into production plus this quarter's initial shipments of products to one additional OEM customer contributed to the large sequential increase in revenues in the Optical Storage segment.

     Net revenues for the Imaging business segment were $17.2 million for the three months ended December 31, 2000, representing a 169% increase over the $6.4 million reported in the same quarter of fiscal 2000. Net revenues for the Imaging business segment increased to $34.4 million, or 159% for the six months ended December 31, 2000 compared to $13.3 million recorded during the same period of the prior year. The year over year increase in imaging revenues is affected by the inclusion of Xionics' imaging revenues in Oak's FY 2001 results which were not part of Oak's Imaging operations in the comparable three and six months of fiscal 2000.

     Subsequent to the inclusion of Xionics effective January 11, 2000, revenues for the Imaging business segment remained consistent at $17.2 million for the three months ended December 31, 2000 compared to the three months ended September 30, 2000. For the six months ended December 30, 2000, the Company recorded imaging revenues of $34.4 million compared to $32.9 million recorded during the approximate six-month period ended June 30, 2000.

     Going forward, imaging revenues will be impacted due to a change in the Imaging business model for the Company's software products. Over the past year the Company has been shifting its business model to share more completely in the profit opportunities with our customers. In the past, the Company has licensed its technology to some customers and has received a fixed fee from them over the life of the contract, at the end of which the customer would have a paid up license to the technology. The Company's recent practice has been to negotiate a royalty arrangement instead of a license fee, which allows it to have an equity position in its customers' success and which it believes offers better upside potential. The Company expects to see a period of transition over the next few quarters as fixed contract license fees decline and royalty revenue begins to ramp as its customers are deploying the software into their product lines.

     There were no net revenues for the Consumer business segment during fiscal 2001 compared to $2.6 million and $4.3 million recorded during the three and six months ended December 31, 1999, respectively. The decrease is a result of the divestiture of the business during fiscal year 2000.

     Gross Margin.  Cost of revenues include the cost of wafer fabrication,
     ------------
assembly, and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's total gross margin increased to 47% for the three-month period ended December 31, 2000, as compared to 40% during the comparable period in the prior year. For the six months ended December 31, 2000, the Company's total gross margin increased to 49% compared to 45% in the same period of the prior year. Gross margin for the Optical Storage business segment was 35% for the second quarter of fiscal 2001 compared to 46% for the comparable quarter of the prior year and 37% for the six months ended December 31, 2000 compared to 49% for the comparable period of the prior year. The decrease is primarily due to a decrease in higher margin royalty income combined with an increase in lower margin product revenues during fiscal 2001. During the second quarter of fiscal 2001, there was also an increase in the inventory reserve of approximately $2.0 million which also contributed to the decrease in the gross margin for the Optical Storage business segment. Gross margin for the Imaging business segment was 76% for the second quarter of fiscal year 2001, representing a 15% increase from the 66% reported in the second quarter of fiscal 2000. Gross margin for the Imaging business for the six months ended December 31, 2000 was 74% compared to 67% for the same period in the prior year. This increase was primarily due to the acquisition and integration of the Xionics business during the third quarter of the prior year which resulted in the inclusion of Xionics software with higher gross margins for fiscal 2001. Gross margin for the Consumer business segment was 24% for the second quarter of fiscal year 2000, and 26% for the six months ended December 31, 2000, a segment which no longer exists as it was divested during the third quarter of fiscal 2000.

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

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses of $13.9 million for the quarter ended December 31, 2000 increased $1.8 million, or 15%, from $12.1 million in the comparable period of the previous fiscal year. Research and development expenses for the six months ended December 31, 2000 increased 18% to $27.5 million from the $23.3 million recorded in the same period of the prior year. The year over year increase in research and development expenses is due to the net effect of the inclusion of Xionics expenses from the third quarter of the prior year offset by the divestiture of the broadband business. Research and development expenses decreased significantly as a percentage of net revenues for the current fiscal period over the comparable period in the prior year due primarily to the significant increase in the Company's net revenues in the current period compared to the comparable period of fiscal 2000. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage and digital imaging. In the second quarter press release and conference call, management also announced a restructuring of the Imaging business in order to de-emphasize imaging hardware. The restructuring will include a reduction in workforce and result in a charge to the third quarter results of less than $3.0 million. The Company expects this action to generate ongoing savings of approximately $750,000 per quarter.

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative (SG&A) expenses increased by 18% to $9.5 million for the three months ended December 31, 2000 from $8.1 million in the comparable period of the prior year. SG&A expenses increased 24% to $19.2 million for the six months ended December 31, 2000 compared to $15.5 million in the same period of the prior year. The year over year increase in SG&A expenses is due to the net effect of the inclusion of Xionics expenses from the third quarter of the prior year offset by the divestiture of the broadband business. SG&A expenses decreased significantly as a percentage of net revenues for the current fiscal period over the comparable period in the prior year due primarily to a significant increase in the Company's net revenues in the current year.

     Amortization of Intangibles.  Amortization of intangible assets was $3.7
     ---------------------------
million for the three months ended December 31, 2000, an increase of $1.6 million or 77% from the $2.1 million recorded in the same period of the prior fiscal year. For the six months ended December 31, 2000, amortization of intangible assets increased 142% to $7.4 million from the $3.0 million recorded in the same period of the prior year. The increase is a result of the additions to intangible assets as a result of the acquisition of Xionics in the third quarter of fiscal 2000.

     Non-operating Income.  During the second quarter of fiscal 2001, non-
     --------------------
operating income increased to $2.2 million from $1.8 million recorded during the same quarter of fiscal 2000. Non-operating income increased 12% to $4.6 million for the six months ended December 31, 2000 from $4.1 million in the same period of the prior year. This increase is primarily due to interest received in conjunction with an income tax refund offset by a decrease in foreign currency translation gains recognized during the quarter.

     Income Taxes.  For the second quarter of fiscal 2001 and the six months
     ------------
ended December 31, 2000, a tax expense of 16% of net income was recorded based on estimated fiscal 2001 results. Management does not yet believe it is more likely than not that sufficient future taxable income will be generated to realize all of the Company's deferred tax assets. Accordingly, during fiscal 1999 a full valuation allowance against deferred tax assets was established. Given this, no income tax benefit was recognized with respect to operating losses incurred in the second quarter of fiscal 2000.


Outlook
-------

     The statements contained in this outlook section and within certain sections of management's discussion and analysis are forward-looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in these forward-looking statements. In addition to the risk factors discussed in the "Factors That May Affect Future Results" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2000 Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission, the following factors may also affect the Company's operating results for fiscal 2001:

     Due to a number of factors including a recent slowdown in the PC industry, global economic conditions and regular seasonality in the business, the Company expects total net revenues for the third fiscal quarter of 2001 will increase by approximately 30% compared with the same quarter of fiscal 2000. This implies that revenues will be down sequentially perhaps as much as 40% compared to the quarter just ended, a quarter in which the Company had recognized a sequential increase of 19% compared to the previous quarter.

     The Company further expects the year-over-year growth rate of net revenues to accelerate in the fourth fiscal quarter and anticipates in excess of a 50% year over year growth rate for that quarter. This will imply a quarter to quarter sequential growth rate in fiscal 2001 in excess of 40% from the third to the fourth fiscal quarters.

     The Company expects revenue growth in the second half of the calendar year to accelerate and anticipates exiting calendar 2001 at an annual revenue run rate of $300 million.

     Gross margin is expected to be in the range of 45% to 48% for the remainder of the fiscal year as optical storage revenues become a greater percentage of the revenue mix.

     The Company intends to realign its imaging business to de-emphasize imaging hardware and increase emphasis on imaging software.

     The Company intends to restructure the imaging business including a reduction in workforce which will result in a charge in the third fiscal quarter of less than $3 million related to this strategic initiative. The Company expects these actions to generate ongoing cost savings in excess of $750,000 per quarter as a result of these actions.

     The Company expects pro forma net income, excluding reorganization and other charges or write-offs and amortization of intangible assets, to remain breakeven to positive in the third fiscal quarter of 2001, with a substantial sequential increase in the fourth fiscal quarter.

     Oak Technology's procedure for publishing and updating this outlook is as follows. Following the publication of the outlook in its quarterly earnings release and this Quarterly Report on Form 10-Q, Oak will continue its current practice of having corporate representatives meet during the quarter with investors, the media, investment analysts and others to discuss the published outlook and publicly disclosed material related to the outlook. This outlook will not be updated during the quarter unless Oak Technology publishes a notice stating otherwise.


Liquidity and Capital Resources
-------------------------------

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of December 31, 2000 consisted of approximately $124.6 million in cash, cash equivalents and short-term investments. The Company also has approximately $8.2 million in lines of letters of credit with Taiwanese financial institutions, all of which were available at December 31, 2000.

     During the six months ended December 31, 2000, operating activities generated cash of approximately $9.6 million. The Company's net income of approximately $4.1 million was offset by increases in accounts receivable and inventories totaling $14.5 million as a result of increased product revenues
and an associated ramp in inventory.   Increases in accounts payable and
accrued expenses of $2.5 million, primarily attributable to the timing of payments of liabilities, and decreases in prepaid expenses and other current assets of $7.4 million resulting from the receipt of tax refunds, litigation settlements, and other receivable helped increase cash generated from operating activities. The non-cash effect of depreciation and amortization totaling $11.2 million also helped increase the cash effect of the net income for the period. Investing activities utilized cash of approximately $11.3 million primarily due to additions to property, plant and equipment of $4.9 million and net purchases of investments of $6.4 million. Financing activities generated cash proceeds of $8.0 million as a result of exercises of stock options.

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

Expected Benefits of the Merger with Xionics May Not be Achieved
----------------------------------------------------------------

     As a result of its merger with Xionics, the Company will have to continue to maintain effective integration of the combined operations including areas of technical research and development, sales and marketing, business development efforts and also continue to retain key personnel in this process. The execution of these events involve considerable risk and may not be successful. If the Company is not successful in maintaining a successful integration, the objectives of the merger, including improved operating results will not be realized. A key benefit of the merger was perceived to be the Company's opportunity to transition from being an integrated circuits provider to a complete solutions provider for the growing digital office market, and thereby, gain a larger share of the products outsourced by the Company's original equipment manufacturer, or OEM, customers. The Company believes that it has the resources and technology necessary to be a leading supplier to the digital office market and will offer one of this industry's most integrated and flexible platforms. However, if a successful integration is not maintained or is more expensive than contemplated, the Company will not realize these benefits to the fullest extent possible.

     The Company Has Experienced and Expects to Continue to Experience
     -----------------------------------------------------------------
Significant Period-to-Period Fluctuations in its Revenues and Operating
-----------------------------------------------------------------------
Results, Which May Result in Volatility in the Price of the Company's Stock
---------------------------------------------------------------------------

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

     o The timing of significant orders and order cancellations or rescheduling;

     o Pricing policy changes by the Company and its competitors and suppliers;

     o The potential for significant inventory obsolescence exposure;

     o The timing of the development and introduction of new products or enhanced versions of existing products;

     o Market acceptance of new products and continued demand for PC and other devices which utilize optical storage technology;

     o Increased competition in product lines;

     o Barriers to entry into new product lines;

     o The competitiveness of the Company's customers; and

     o The inability to obtain foundry capacity and fluctuations in inventory and overall demand.

     The Company is in the process of diversifying its business so that its product offerings include not only integrated circuits, but also embedded software and platform solutions. However, a significant portion of the Company's revenue will continue to come from its semiconductor product offerings. The semiconductor industry historically has been characterized by rapid technological change and product obsolescence, cyclical market patterns and seasonal customer demand, significant price erosion, periods of over-capacity and under-capacity, periods of production shortages, variations in manufacturing costs, including raw materials, and yields, and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. Any downturns in the industry such as those which occurred in January 2001 may cause the Company's business, financial condition and results of operations to suffer.

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

     In addition, the Company's quarterly operating results could be materially adversely affected by legal expenses incurred in connection with or any judgment or settlement in the Company's ongoing stockholder legal proceedings. See "The Company Is A Defendant in Several Lawsuits."


The Company Has a Recent History of Operating Losses and May Not Remain
-----------------------------------------------------------------------
Profitable
----------

     Although the Company experienced periods of profitability in recent quarters and was initially profitable following its reincorporation in Delaware in October 1994 in connection with its initial public offering (the Company was first incorporated in California in 1987), the Company has at times sustained significant losses and may not continue to be profitable in the future. The Company's operating losses generally have been due to its dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In fiscal 1998, the Company failed to timely and/or adequately develop its integrated CD-ROM controller product and second generation CD-RW product. Consequently, for fiscal 1999, the Company was dependent on mature CD-ROM products and its first generation CD-RW product for its revenue. These mature products continued to decline in both unit sales volume and average sales price in each successive quarter. In the third quarter of fiscal 2000, the Company achieved volume production with its next generation CD-RW product. However, given certain evolving dynamics in the CD-RW market, including the rate of adoption of this technology, competition and selling prices, the Company cannot accurately predict the product's impact on operating results nor can any assurance be given that revenue from this product will enable the Company to maintain profitability. The Company expects that the average sales prices for its optical storage products will continue to decline over time and that average sales prices for each new optical storage product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, the Company believes that gross margins for new products in its optical storage market will be lower than historical levels. However, the Company believes that with the additional planned software and solution product offerings from the Company's Optical Storage and Imaging Groups, gross margins in general will continue to increase in the future.

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

The Company's Financial Performance is Highly Dependent on the Timely and
-------------------------------------------------------------------------
Successful Introduction of New Products
---------------------------------------

     The markets for the Company's products are characterized by evolving industry standards, rapid technological change and product obsolescence. The Company's financial performance is highly dependent upon timely and successful execution of next generation and new products, including those from acquired businesses. The failure to timely and successfully introduce next generation and new products that achieve market acceptance in the future could seriously damage the Company's business, financial condition and results of operations. Specifically, the Company's performance is highly dependent upon the successful development and timely introduction of its next generation CD-RW controller, combination DVD and CD-RW controller, MPEG-2 decoder for the DVD player market, and embedded imaging processing solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips for multifunction peripherals.

     In the optical storage market, particularly DVD, a variety of standards and formats are being proposed, making it difficult to develop product to market requirements, and making it even more difficult for the market to develop. Product delay's in the Company's Optical Storage Group have resulted primarily from difficulties in allocating engineering personnel among competing projects, engineering resource limitations, and unanticipated engineering complexity. Although the Company timely introduced its next generation CD-RW product and refocused its Optical Storage Group on a defined product roadmap, there can be no assurance that these or other factors will not contribute to future delays. In the digital office market in which the Company's acquired business competed with software products and the Company with integrated circuits, the Company will need to address a variety of other factors related to that market with respect to new product development. Product delays in the past in both the Company's Imaging Group and its acquired business have resulted from numerous factors such as changing OEM customer product specifications, difficulties in allocating engineering personnel among competing projects, other resource limitations, difficulties with independent contractors, changing market or competitive requirements and unanticipated engineering complexity. There can be no assurance that these or other factors will not contribute to future delays; that OEM customers will tolerate those delays; or that delayed office devices, once introduced, will meet with market acceptance or success. Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices. Some of the Company's competitors have the capacity to supply these solutions, and some of their solutions are well-received in the marketplace. The Company faces the challenges of developing products that will require greater color and image complexity capability including web-based documents, and to work with higher performing devices in networked environments. Any significant inability to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market could cause future results of operations to differ materially from current expectations.

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

     No assurance can be given that the Company will successfully identify new product opportunities and develop and bring new products to market, such as its new SimpliCD software in a timely manner or that its products will be selected for design into the products of its targeted customers. Also, there can be no assurance that the products of the Company's customers will be successfully introduced into the market. If the Company fails in its new product development efforts or its products fail to achieve market acceptance, its revenues will decline and its business, financial condition and results of operations will be severely damaged.

The Company's Future Revenues Are Highly Dependent On Sales of Its CD-RW
------------------------------------------------------------------------
Controller Product
------------------

     The Company's future revenue generation is highly dependent on its current and next generation CD-RW product as well as its combination DVD and CD-RW product. The Company is no longer developing any CD-ROM controllers, but since the early part of fiscal 1999 has been instead focusing its development efforts on controllers for CD-RW and DVD drives. If the Company's CD-RW products fail to achieve market acceptance, it will need other sources of revenue to offset the previous discontinuation of sales of its CD-ROM controllers. In fiscal 2000, revenue generated from the Company's optical storage CD-ROM business declined 94% primarily due to the lack of a next-generation integrated CD-ROM device and revenue generated from the Company's optical storage CD-RW business increased by 90%, compared to the previous year, primarily due to the introduction of a new CD-RW product. In fiscal 1999, revenue generated from the Company's optical storage CD-ROM and CD-R/RW businesses declined 73% and 36%, respectively, compared to the previous year, primarily due to delays in the development of the next-generation integrated CD-ROM device and CD-RW product.

     Although the Company was a leading supplier of CD-ROM controllers, due to product delays in its next generation CD-ROM product, the Company lost its leadership in this market. While the Company is currently in production with its next generation CD-RW product with a few customers, no assurance can be given this product or its successor will be competitive in the marketplace or carried into production by targeted customers. In addition, even if this product proves to be competitive and is accepted by targeted customers, there is no assurance that the Company's customers will be successful.

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

     The Company also anticipates that the royalty streams derived from OEMs' shipments of office equipment containing the Company's imaging products, and the sale of related products and services to manufacturers of office equipment will account for a significant portion of its revenue for the foreseeable future, although not as significant as CD-RW for the remainder of fiscal 2001 and possibly fiscal 2002. In order to assure that the Company will derive future royalty streams from the shipment of OEM devices, the Company and its OEMs are required to develop and release in a regular and timely manner new office products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. The Company's OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and cost of development to the Company and its OEMs. The Company's success will depend on, among other things: the rate at which OEMS serving the digital office market outsource their technology needs, market acceptance of the Company's technology and products and the office devices of the Company's OEMs; the ability of the Company and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company; successful implementation of the Company's technology and products in new office devices being developed by its OEMs; and successful marketing of those devices by the OEMs. Revenues from the office equipment market will depend heavily on the Company's ability to integrate its acquired business, Xionics Document Technologies, successfully in order to develop complete product solutions and compete more effectively and successfully against other suppliers and outsourcers as well as its own OEM customers and other manufacturers.

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

The Company May Be Unable To Protect Its Intellectual Property and Proprietary
------------------------------------------------------------------------------
Rights, Which May Affect Its Ability to Compete
-----------------------------------------------

     The Company's ability to compete is affected by its ability to protect its proprietary information. The Company considers its technology to be proprietary and relies on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. However, these measures afford only limited protection. The Company's competitors may be able to effectively design around the Company's patents or independently develop competing software. There can be no assurance that any of the Company's patents will not be challenged, invalidated or circumvented, or that the rights granted under those patents will provide competitive advantages to the Company. Moreover, while the Company holds or has applied for patents relating to the design of its products, some of its products are based in part on standards, for which it does not hold patents or other intellectual property rights or under terms dictated by the Standards Body and may be forced to grant licenses under its patents. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Moreover, the Company intends to seek additional international and United States patents on its technology. There can be no assurance that additional patents will issue from any of the Company's pending applications or applications in preparation, or be issued in those countries selected by the Company where the Company's products can be sold, or that any claims allowed from pending applications or applications in preparation will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company.

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

     Furthermore, the Company may initiate claims or litigation against third parties, in addition to those referenced herein (see Item 1, Note 4 "Contingencies"), for infringement of the Company's proprietary rights or to establish the validity of its proprietary rights and in the past has incurred significant legal expenses in connection with claims of this type it has initiated. Any litigation by or against the Company could result in significant expense to the Company and divert the efforts of its technical and management personnel, whether or not that litigation results in a favorable determination for the Company. In the event of an adverse result in any litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in developing new technology or that those licenses would be available on reasonable terms, or at all, and any development or license could require the Company's expenditures of substantial time and other resources.

The Company May Be Unable to Obtain Third Party Intellectual Property Rights
----------------------------------------------------------------------------
and/or May Be Liable For Significant Damages
--------------------------------------------

     Certain technology used in the Company's products is licensed from third parties, and in connection with these licenses, the Company is required to fulfill confidentiality obligations and, in some cases, pay royalties. Some of the Company's products require various types of copy protection software that the Company must license from third parties. Should the Company lose its rights to, or be unable to obtain the necessary copy protection software, the Company would be unable to sell and market certain of its products. The Company's agreements with third parties often have no specified term and may be terminated by either party in the event of breach by the other. The Company's business could be adversely affected by the loss for any reason of these third-party agreements. Given the trend to include increasing levels of functionality on a chip, in the future it may be necessary or desirable for the Company to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured and/or sold by third parties with respect to some or all of its product offerings. There can be no assurance that those licenses or purchases will be available on terms acceptable to the Company, if at all. The inability of the Company to enter into those license arrangements on acceptable terms or to maintain its current licenses on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, the Company may not be able in any or every instance, to settle an alleged patent infringement claim through a cross-licensing arrangement. The Company, while having expanded its patent portfolio over the years, still has a more limited patent portfolio than many of its competitors. If a successful claim is made against the Company or its customers and a license is not made available to the Company on commercially reasonable terms or the Company is required to pay substantial damages or awards, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     In addition, the Company has several significant OEM customers in Japan, South Korea, and other parts of Asia. The Company faces uncertainty in these customers' continued willingness or ability to do business with the Company in the future or their success in developing and launching in particular office devices containing the Company's products.

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

The Company Depends on a Limited Number of Customers for a Substantial Portion
------------------------------------------------------------------------------
Of Its Revenues, and a Loss Of, Or A Significant Reduction in Purchases By,
---------------------------------------------------------------------------
Current Major Customers Would Significantly Reduce Its Revenues
---------------------------------------------------------------

     The Company has derived a substantial portion of its net revenues from a limited number of customers and expects this concentration to continue. For fiscal 2000, 1999 and 1998 sales to the Company's top ten customers accounted for approximately 78%, 70% and 81% of the Company's net revenues, respectively. In addition, the Company has experienced significant changes from year to year in the composition of its major customer base and the Company believes this pattern of significant change may continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the Company has no long-term purchase agreements with any of its customers. The loss of, or significant reduction in purchases by, current major customers of the Company would significantly reduce its revenues.

The Company Is A Defendant in Several Lawsuits
----------------------------------------------

     The Company and various of its current and former officers and directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired the Company's common stock for the period from July 27, 1995 to May 22, 1996, alleging state securities law and other violations. Additionally, various of the Company's current and former officers and directors are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, the Company believes the class action and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's financial statements. The Company is also a party to various other legal proceedings, including a number of patent-related matters, and counterclaims filed by the named defendants in the pending patent suits. In connection with these lawsuits, management time has been, and will continue to be, expended and the Company has incurred, and expects to continue to incur, substantial legal and other expenses.

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

     In addition, investments in emerging technology and emerging technology companies present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance. Also, any future acquisitions could require the Company to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off in-process research and development and other acquisition-related expenses. Further, the Company may not be able to integrate acquired businesses, products or technologies with its existing operations. If the Company is unable to fully integrate an acquired business, product or technology, it may not receive the intended benefits of that acquisition.

The Company Will Depend On Key Personnel To Manage Its Business, and the Loss
-----------------------------------------------------------------------------
of Any Key Personnel Could Seriously Harm Its Business
------------------------------------------------------

     The Company's future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel including highly skilled engineering and technical employees. Recently, the Company layed off a number of its employees as part of a restructuring to more effectively align the Company's resources to its strategic objectives. Specifically, it is important for the Company to retain the services of Young K. Sohn, the Company's current president and chief executive officer. Competition for technical, financial and operational personnel is intense because of the limited number of candidates and the growth of high-tech companies, and there can be no assurance that the Company will be able to attract and retain qualified replacements or additional technical or operational personnel. There is no assurance that the Company will be able to find suitable replacements for any senior management personnel who may leave the Company.

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

Pricing Issues
--------------

     The willingness of prospective customers to design the Company's products into their products depends, to a significant extent, upon the ability of the Company to have product available at the appropriate market window and to price its products at a level that is cost effective for such customers. The markets for most of the applications for the Company's products, especially in the consumer electronics market and the optical storage market, are characterized by intense price competition. As the markets for the Company's products mature and competition increases, as has been the trend for the optical storage and digital video disk segment of the consumer electronics market, the Company anticipates that average sales prices ("ASPs") on its products will decline. The Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain acceptable gross profit margins. Gross profit margins also vary reflecting the impact of changes in the general condition of the economy, capacity utilization levels in the semiconductor industry, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to successfully introduce new higher performance products with higher ASPs, the Company's operating results will be materially adversely affected. In addition, if the Company experiences yield or other production problems or shortages of supply that increase its manufacturing costs, fails to reduce its manufacturing costs, or fails to utilize its prepaid deposits with TSMC, the result would be a material adverse effect on the Company's business, financial condition and operating results.

Limited Customer Base
---------------------

     The Company has derived a substantial portion of its net revenues from a limited number of customers and expects this concentration to continue. These customers were all purchasers of the Company's CD-ROM and CD-RW products. (Please see the discussion above under the heading "Dependence on CD-ROM and CD-RW Controller Product" for a description of the decline in revenues the Company has experienced in connection with sales of our CD-ROM product.) At December 31, 2000, three customers accounted for approximately 24%, 15% and 13% of accounts receivable, respectively. At June 30, 2000, three customers accounted for approximately 17%, 11% and 11% of accounts receivable, respectively. In addition, the Company has experienced significant changes
from year to year in the composition of its major customer base.   The Company
believes this pattern may continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the Company has no long-term purchase agreements with any of its customers. The loss of or significant reduction in purchases by, current major customers of the Company would have a material adverse effect on the Company's business, financial condition and operating results.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of December 31, 2000 and June 30, 2000, the Company had foreign currency exchange contracts to exchange Yen for approximately $3.2 million and $2.4 million, respectively. If foreign currency rates fluctuate by 10% from rates at December 31, 2000 and June 30, 2000, the effect on the Company's consolidated financial statements would not be material. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. However, there can be no assurance that there will not be a material impact in the future.

     The Company's cash equivalents and short-term investments ("investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. The Company manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations which mature within the next 24 months. In addition, the Company does not use investments for trading or other speculative purposes. Not withstanding the forgoing, due to the divestiture of the Broadband business in January 2000, the Company is in the unusual position of also holding an investment in 293,794 shares of Conexant Systems, Inc. common stock which had an original book value of $68.05 per share. This investment is classified as being held as an available-for-sale security, and accordingly, the reduction in the market value of the investment at December 31, 2000 of approximately $15.5 million is included as an item of accumulated comprehensive loss. This is a highly volatile equity security with market valuations in the range of $12.81 to $132.00 since mid January 2000. The Company intends to convert these shares into cash over time.

     Due to the short-term maturities of its investments, the carrying value approximates the fair value. If market rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this report:


      Exhibit
      Number          Exhibit Title
      ------          -------------

      27.1      Financial Data Schedule


 (b)  Reports on Form 8-K:

      The Company filed no reports on Form 8-K during the quarter ended December 31, 2000

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

                                             OAK TECHNOLOGY, INC.
                                             --------------------
                                                 (Registrant)

Date: February 14, 2001                  /s/     JOHN S. EDMUNDS
                                         -----------------------------
                                               John S. Edmunds
                                            Vice-President Finance
                                            Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)

                                Exhibit Index


    Exhibit
   Number              Description
   ------              -----------
    27.1       Financial Data Schedule

