Form 10-Q
period 2001-03-31
OAK TECHNOLOGY INC
filed 2001-05-15
CIK 824225

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  -----------------  ----------------

                         Commission File No. 0-25298

                             OAK TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)



               Delaware                                77-0161486
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

                                ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 11, 2001, there were outstanding 54,043,431 shares of the Registrant's Common Stock, par value $0.001 per share.

===============================================================================

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                   INDEX

                      For the Quarter Ended March 31, 2001


                                                                           Page
                                                                            No.
                                                                           ----

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31,
            2001 and June 30, 2000........................................   3

          Condensed Consolidated Statements of Operations for the Three
            Months and Nine Months Ended March 31, 2001 and 2000..........   4

          Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 2001 and 2000..........................   5

          Notes to Condensed Consolidated Financial Statements............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  28


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................  29

Item 4. Submission of Matters to a Vote of Security Holders...............  31

Item 6. Exhibits and Reports on Form 8-K..................................  32

Signatures................................................................  33

Exhibit Index.............................................................  34



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)
                                 (Unaudited)

                                   ASSETS

                                                      March 31,     June 30,
                                                        2001          2000
                                                        ----          ----
Current assets:
  Cash and cash equivalents                            $ 12,255      $ 19,100
  Short-term investments                                 97,718       101,704
  Accounts receivable, net of allowance for
    doubtful accounts of $1,170 and $671, respectively   21,913        18,294
  Inventories                                            15,556        20,137
  Prepaid expenses and other current assets               5,757        11,658
                                                       --------      --------
    Total current assets                                153,199       170,893
Property and equipment, net                              20,132        19,738
Intangible assets, net                                   33,016        44,053
Other assets                                                582         1,716
                                                       --------      --------
    Total assets                                       $206,929      $236,400
                                                       ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt  $     --      $      7
  Accounts payable                                        7,112        20,062
  Accrued expenses                                       15,489        11,357
  Deferred revenue                                        2,891         2,857
                                                       --------      --------
    Total current liabilities                            25,492        34,283
Deferred income taxes                                       643           697
Other long-term liabilities                                 155           110
                                                       --------      --------
    Total liabilities                                    26,290        35,090
                                                       --------      --------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; none issued and outstanding as of March
    31, 2001 and June 30, 2000                               --            --
  Common stock, $0.001 par value; 130,000,000 shares
    authorized; 57,957,265 shares issued and 53,659,785
    shares outstanding as of March 31, 2001 and
    55,059,984 shares issued and 52,677,504 outstanding
    as of June 30, 2000                                      58            55
  Additional paid-in capital                            227,267       217,357
  Treasury stock                                        (23,273)      (11,257)
  Retained earnings (deficit)                            (7,381)        1,171
  Accumulated other comprehensive loss                  (16,032)       (6,016)
                                                       --------      --------
    Total stockholders' equity                          180,639       201,310
                                                       --------      --------
    Total liabilities and stockholders' equity         $206,929      $236,400
                                                       ========      ========


    See accompanying notes to condensed consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)


                                       Three Months Ended  Nine Months Ended
                                           March 31,            March 31,
                                       ------------------  -----------------
                                         2001     2000      2001       2000
                                         ----     ----      ----       ----
Revenues:
  Product revenues                     $ 20,334  $ 19,119   $112,245  $ 38,118
  Software and other revenues             7,396     9,383     27,106    11,555
                                       --------  --------   --------  --------
    Total revenues                       27,730    28,502    139,351    49,673
                                       --------  --------   --------  --------
Cost of revenues:
  Cost of product revenues               14,889     9,955     68,089    20,679
  Cost of software and other revenues     1,441     2,612      5,607     3,570
                                       --------  --------   --------  --------
    Total cost of revenues               16,330    12,567     73,696    24,249
                                       --------  --------   --------  --------
      Gross profit                       11,400    15,935     65,655    25,424

Research and development expenses        12,450    12,260     39,922    35,563

Selling, general and administrative
  Expenses                                7,635     8,824     26,800    24,337
Acquired in-process technology               --    10,158         --    10,383
Restructuring charge                      1,765     1,420      1,765     3,435
Amortization of intangibles               3,679     3,588     11,037     6,626
                                       --------  --------   --------  --------
      Operating loss                    (14,129)  (20,315)   (13,869)  (54,920)
Gain on sale of business unit                --    22,378         --    22,378
Other non-operating income, net           1,735       954      6,367     5,081
                                       --------  --------   --------  --------
      Income (loss) before income taxes (12,394)    3,017     (7,502)  (27,461)

Income taxes                                267       372      1,050       372
                                       --------  --------   --------  --------
      Net income (loss)                $(12,661) $  2,645   $ (8,552) $(27,833)
                                       ========  ========   ========  ========

Net income (loss) per basic share:     $  (0.23) $   0.05   $  (0.16) $  (0.63)
                                       ========  ========   ========  ========

Net income (loss) per diluted share:   $  (0.23) $   0.04   $  (0.16) $  (0.63)
                                       ========  ========   ========  ========

Shares used in computing basic net
  income (loss) per share:               54,884    49,850     54,355    43,958
                                       ========  ========   ========  ========
Shares used in computing diluted net
  income (loss) per share:               54,884    59,573     54,355    43,958
                                       ========  ========   ========  ========


     See accompanying notes to condensed consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)



                                                          Nine Months Ended
                                                               March 31,
                                                     --------------------------
                                                         2001          2000
                                                         ----          ----
Cash flows from operating activities:
  Net loss                                             $ (8,552)    $ (27,833)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Acquired in-process technology                           --        10,383
    Depreciation and amortization                        16,814        12,233
    Other                                                   106         1,381
    Gain on sale of business unit                            --       (22,378)
    Equity loss from affiliates                              --           365
    Changes in operating assets and liabilities:
      Accounts receivable                                (3,619)       (1,872)
      Inventories                                         4,581        (7,891)
      Prepaid expenses and other current assets           5,901         2,213
      Foundry deposits                                       --         9,061
      Other assets                                        1,134         1,249
      Accounts payable and accrued expenses              (8,818)       11,660
      Deferred income taxes, deferred revenue and
        other liabilities                                    26            --
                                                       --------      --------
          Net cash provided by (used in) operating
            activities                                    7,573       (11,429)
                                                       --------      --------
Cash flows from investing activities:
  Purchases of short-term investments, net              (96,017)      (97,170)
  Proceeds from matured short-term investments           89,987       135,854
  Additions to property and equipment, net               (6,216)       (3,723)
  Acquisition of Xionics, net of cash acquired               --        (9,453)
  Equity investment in Earjam                                --        (3,045)
  Proceeds from sale of business unit                        --         4,900
                                                       --------      --------
          Net cash provided by (used in) investing
            activities                                  (12,246)       27,363
                                                       --------      --------
Cash flows from financing activities:
  Repayment of debt                                          (7)          (11)
  Issuance of common stock, net                           9,851         5,622
  Treasury stock acquisitions                           (12,016)       (1,817)
                                                       --------      --------
          Net cash provided by (used in) financing
            Activities                                   (2,172)        3,794
                                                       --------      --------
Net increase (decrease) in cash and cash equivalents     (6,845)       19,728
Cash and cash equivalents, beginning of period           19,100        19,500
                                                       --------      --------
Cash and cash equivalents, end of period               $ 12,255      $ 39,228
                                                       ========      ========

Supplemental cash flow information:
  Cash paid during the period:
    Interest                                           $     58      $     13
                                                       ========      ========
    Income taxes paid                                  $    317      $    117
                                                       ========      ========
    Issuance of common stock and stock options assumed
      for business acquired                            $     --      $ 45,171
                                                       ========      ========
    Net unrealized gain (losses) on available-for-sale
      Securities                                       $(10,016)     $    784
                                                       ========      ========



     See accompanying notes to condensed consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. Basis of Preparation
-- --------------------

     The accompanying unaudited condensed consolidated financial statements of Oak Technology, Inc. and subsidiaries ("Oak" or the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000, included in the Oak Technology, Inc. 2000 Annual Report on Form 10-K filed with the Commission.


Reclassifications
-----------------

     Certain prior period amounts have been reclassified to conform to the current period presentation.


Derivative Instruments and Hedging Activities
---------------------------------------------

     The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign currency denominated accounts receivables or fixed sales commitments. As of March 31, 2001, the Company had short-term foreign currency exchange contracts with face values of approximately $1.4 million and $1.8 million for accounts receivable in foreign currencies and fixed purchase commitments, respectively. The fair values of the forward contracts and unrealized gains or losses were not material for the periods presented.


2. Inventories
-- -----------

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):




                                                      March 31,     June 30,
                                                        2001          2000
                                                        ----          ----
Purchased parts and work in process                  $  9,856       $ 16,193
Finished goods                                          5,700          3,944
                                                     --------       --------
                                                     $ 15,556       $ 20,137
                                                     ========       ========


                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


3. Net Income (Loss) Per Share
-- ---------------------------

     Basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding during the period in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The following table provides a reconciliation of the components of the basic and diluted income (loss) per share computations:


                                       Three Months Ended  Nine Months Ended
                                           March 31,            March 31,
                                       ------------------  -----------------
                                         2001     2000      2001       2000
                                         ----     ----      ----       ----
Net income (loss) from continuing
  Operations                           $(12,661) $  2,645   $ (8,552) $(27,833)
                                       ========  ========   ========  ========

Basic common shares                      54,884    49,850     54,355    43,958
Effect of dilutive securities:
  Common stock options                       --     9,723         --        --
                                       --------  --------   --------  --------
Dilutive weighted average shares         54,884    59,573     54,355    43,958
                                       ========  ========   ========  ========

Net income (loss) per share from
  continuing operations:
  Basic                                $  (0.23) $   0.05   $  (0.16) $  (0.63)
                                       ========  ========   ========  ========
  Diluted                              $  (0.23) $   0.04   $  (0.16) $  (0.63)
                                       ========  ========   ========  ========



     For the three and nine month periods ended March 31, 2001, there were approximately 3,347,000 and 7,260,000 weighted average options outstanding to purchase shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these shares would have had an anti-dilutive effect. Similarly, for the three and nine month periods ended March 31, 2000, approximately 55,000 and 8,055,000 weighted average options outstanding to purchase shares, respectively, were excluded from the calculation of diluted average shares outstanding as the inclusion of these shares would have had an anti-dilutive effect.


4. Share Repurchase Program
-- ------------------------

     In January 2001, the Company's Board of Directors approved a stock repurchase program to acquire up to four million shares of its common stock. The shares may be purchased in the open market or through private transactions. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of the Company's common stock, general market conditions and other factors. Repurchases are to be made from time to time at certain price thresholds over a one-year period. In the quarter ended March 31, 2001, 1,915,000 shares were repurchased at an average acquisition price of $6.27 per share which represents the total shares that have been repurchased to date under this program.


5. Contingencies
-- -------------

     The Company and various of its current and former officers and directors are parties to a consolidated class action lawsuit filed in Santa Clara County Superior Court in Santa Clara, California on behalf of all persons who purchased or acquired the Company's common stock for the period from July 27, 1995 to May 22, 1996. The plaintiffs allege the Company has violated state securities laws, statutory provisions, deceit provisions as well as

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


breaches of fiduciary duty and abuse of control. On August 5, 2000 the court granted the Company's motion for summary judgment and entered judgment in favor of the Company. The plaintiffs have filed a notice of their intent to appeal the court's decision. Additionally, various of the Company's current and former officers and directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, the Company believes the class action and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. As such, a provision has not been recorded on the Company's financial statements as of June 30, 2000 nor March 31, 2001 with regard to these suits.

     The Company is also a party to various other legal proceedings, including a number of patent-related matters, and counterclaims filed by the named defendants in the pending patent suits. In connection with these lawsuits, management time has been, and will continue to be, expended and the Company has incurred, and expects to continue to incur, substantial legal and other expenses.


6. Segment Information
-- -------------------

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

     For fiscal year 2001, the Company has two reportable segments which offer different product lines to each of its target markets: Optical Storage Group and Imaging Group. The Consumer Group product line did not exist during the three and nine months ended March 31, 2001 as it was divested during the third quarter of fiscal year 2000. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. Fiscal year 2001 results for the Imaging Group includes the operations of the Xionics business which was not acquired nor included in the operations of the Company until January 11, 2000. No segments have been aggregated. The Company does not allocate assets to its individual operating segments.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


     Information about reported segment income or loss is as follows for the three and nine months ended March 31, 2001 and 2000 (in thousands):


                                       Three Months Ended  Nine Months Ended
                                           March 31,            March 31,
                                       ------------------  -----------------
                                         2001     2000      2001       2000
                                         ----     ----      ----       ----
Net Revenues:
  Optical Storage                      $ 15,454  $ 12,205   $ 92,659  $ 15,846
  Imaging                                12,276    16,297     46,692    29,563
  Consumer                                   --        --         --     4,264
                                       --------  --------   --------  --------
                                       $ 27,730  $ 28,502   $139,351  $ 49,673
                                       ========  ========   ========  ========

Cost of Goods Sold and Direct
  Operating Expenses:
  Optical Storage                      $ 20,235  $ 13,532   $ 83,836  $ 26,038
  Imaging                                 9,090    14,515     32,361    25,266
  Consumer                                   --        --         --    10,065
                                       --------  --------   --------  --------
                                       $ 29,325  $ 28,047   $116,197  $ 61,369
                                       ========  ========   ========  ========

Contribution Margin:
  Optical Storage                      $ (4,781) $ (1,327)  $  8,823  $(10,192)
  Imaging                                 3,186     1,782     14,331     4,297
  Consumer                                   --        --         --    (5,801)
                                       --------  --------   --------  --------
                                       $ (1,595) $    455   $ 23,154  $(11,696)
                                       ========  ========   ========  ========


     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine months ended March 31, 2001 and 2000, is as follows (in thousands):


                                       Three Months Ended  Nine Months Ended
                                           March 31,            March 31,
                                       ------------------  -----------------
                                         2001     2000      2001       2000
                                         ----     ----      ----       ----

Contribution margin from operating
  segments                             $ (1,595) $    455   $ 23,154  $(11,696)
  Indirect operating expenses             7,090     5,604     24,221    22,780
  Acquired in-process technology             --    10,158         --    10,383
  Restructuring charge                    1,765     1,420      1,765     3,435
  Amortization of intangibles             3,679     3,588     11,037     6,626
                                       --------  --------   --------  --------
Total operating income (loss)           (14,129)  (20,315)   (13,869)  (54,920)
  Gain on sale of business unit              --    22,378         --    22,378
  Non-operating income, net               1,735       954      6,367     5,081
                                       --------  --------   --------  --------
Income (loss) before income taxes      $(12,394) $  3,017   $ (7,502) $(27,461)
                                       ========  ========   ========  ========



     Indirect operating expenses include all costs and expenses not specifically charged to the operating segments in the financial information reviewed by the Company's CEO. These include various overhead and indirect sales expenses as well as corporate marketing and general and administrative expenses.

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

     The distribution of net revenues for the three and nine months ended March 31, 2001 and 2000 are as follows (in thousands):

                                       Three Months Ended  Nine Months Ended
                                           March 31,            March 31,
                                       ------------------  -----------------
                                         2001     2000      2001       2000
                                         ----     ----      ----       ----
Revenue from unaffiliated customers
  originating from:
  North America                        $  4,315  $  8,525   $ 22,522  $ 13,520
  Japan                                  15,246     6,937     55,017    15,830
  Korea                                   7,589    10,584     50,224    14,120
  Taiwan                                     --        30      9,230       338
  Other Asia                                 36       728        683     3,094
  Europe                                    544     1,698      1,675     2,771
                                       --------  --------   --------  --------
                                       $ 27,730  $ 28,502   $139,351  $ 49,673
                                       ========  ========   ========  ========

     For the three months ended March 31, 2001, three customers accounted for 23%, 18% and 11% of total revenues, respectively. For the same period of the prior fiscal year, two customers accounted for 28% and 17% of total revenues, respectively. For the nine months ended March 31, 2001, two customers accounted for 29% and 10% of total revenues, respectively. For the same period of the prior year, two customer accounted for 19% and 11% of total revenues, respectively. As of March 31, 2001, four customers accounted for 20%, 18%, 16% and 10% of total accounts receivable, respectively and as of June 30, 2000, three customers accounted for 17%, 11% and 11% of total accounts receivable, respectively.


7. Comprehensive Income (Loss)
-- --------------------------

     The following table presents the calculation of comprehensive income
(loss) as required by SFAS 130. The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                       Three Months Ended  Nine Months Ended
                                           March 31,            March 31,
                                       ------------------  -----------------
                                         2001     2000      2001       2000
                                         ----     ----      ----       ----

Net income (loss)                      $(12,661) $  2,645   $ (8,552) $(27,833)
Other comprehensive income (loss):
  Change in unrealized gain (loss) on
    investments, net                     (1,146)      944    (10,016)      784
                                       --------  --------   --------  --------
Total comprehensive income (loss)      $(13,807) $  3,589   $(18,568) $(27,049)
                                       ========  ========   ========  ========


                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


8. Income Taxes
-- ------------

     For the three and nine months ended March 31, 2001, the Company recorded a tax expense based on projected fiscal year 2001 operating results as well as estimated alternative minimum tax and net operating loss limitations.


9. Restructuring
-- -------------

     During the third quarter of fiscal 2001, the Company accrued $2.6 million as restructuring charges. Approximately $0.9 million was accrued for the planned abandonment and sublease of the excess space resulting in the reduction in force in its leased facility in Woburn, Massachusetts and the permanent abandonment of the leased facility in Boise, Idaho. Approximately $1.7 million was accrued for employee severance and benefits. The Company expects to pay for these charges during fiscal 2001. These charges were offset by a $0.8 million recovery related to a settlement of the March 31, 2000 restructuring accrual resulting in a net charge of $1.8 million for the quarter ended March 31, 2001. During the third quarter of fiscal 2000, the Company accrued $1.4 million as restructuring charges. Approximately $1.2 million was accrued for the planned abandonment of its leased facility in Andover, Massachusetts. The Company was able to release this abandoned facility in a shorter time frame than originally estimated resulting in the recovery of approximately $0.8 million in restructuring reserve. The Company negotiated a new lease for 82,000 square feet of office space in Woburn, Massachusetts and combined its Imaging group at that new location in August 2000. Approximately $0.2 million was accrued for employee severance and benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements as a result of certain factors, including those set forth in this Item 2, those described elsewhere in this Quarterly Report and those described in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, other Quarterly Reports on Form 10-Q and other reports filed under the Exchange Act. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) variability in the Company's quarterly operating results, (iii) general conditions in the semiconductor industry, (iv) risks related to pending legal proceedings, (v) development by competitors of new or superior products or the entry of new competitors into the Company's markets, (vi) the Company's ability to diversify its product and market base by developing and introducing new products within designated market windows at competitive price and performance levels, (vii) willingness of prospective customers to design the Company's products into their products, (viii) availability of adequate foundry capacity and access to process technologies, (ix) the Company's ability to protect its proprietary information and obtain adequate access to third party technology on acceptable terms, (x) risks related to use of independent manufacturers and third party assembly and test vendors, (xi) dependence on key personnel, (xii) reliance on a limited number of large customers, (xiii) dependence on sales of CD-RW controller products and the PC market, (xiv) risks related to international business operations, (xv) ability of the Company to maintain adequate price levels and margins with respect to its products, (xvi) risks related to acquisitions, (xvii) the ability to attract and retain qualified management and technical personnel and (xviii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

     For the results of operations for the three and nine months ended March 31, 2001, the Company reported a net loss of $12.7 million and $8.6 million, respectively. The decrease in net income in third quarter of fiscal 2001 compared to the first and second quarter of fiscal 2001 is a result of decreased revenues caused by the recent slowdown in the PC industry as well as a decrease in overall global economic conditions. Oak continues to develop its next generation CD-RW product with five of the top ten CD-RW manufacturers. However, the Company cannot predict the future level of customer acceptance of the product and the product's impact on operating results.

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


Results of Operations
---------------------

     Net Revenues. Net revenues decreased 3% to $27.7 million for the three
     ------------
months ended March 31, 2001 from $28.5 million in the comparable period of fiscal 2000. For the nine months ended March 31, 2001, net revenues increased 181% to $139.4 million from $49.7 million in the same period of the prior year. The year over year increase in revenues is affected by the inclusion of Xionics' results of operations beginning during the third quarter of the prior fiscal year. As such, the results were not part of Oak's operations in the entire comparable nine months of fiscal 2000.

     Net revenues in the Optical Storage business segment were $15.4 million for the third quarter of fiscal 2001, representing a 27% increase from the segment's net revenues of $12.2 million reported in the same period of fiscal 2000. Net revenues in the Optical Storage business segment increased 485% to $92.7 million for the nine months ended March 31, 2001 compared to $15.8 million recorded in the same period of the prior year. This increase is primarily the result of the Company's continued success with its CD-RW product line. The Company continued shipping the 8X (9790) and 16X (9795) products in volume. The Company was also able to bring four additional large OEM's into mass production during the first nine months of fiscal 2001.

     Net revenues for the Imaging business segment were $12.3 million for the three months ended March 31, 2001, representing a 25% decrease from the $16.3 million reported in the same quarter of fiscal 2000. The decrease is primarily the result of a change in business model with regard to imaging software and, to a lesser extent, a decline in revenues of imaging hardware products due to a recent slowdown in the industry and in the economy in general. Over the past year, the Company has been shifting its business model to share more completely in the profit opportunities with our customers. In the past, the Company has licensed its technology to some customers and has received a fixed fee from them over the life of the contract, at the end of which the customer would have a paid up license to the technology. The last of seven installments on an approximately $20 million paid up license fee from Hewlett Packard was received in the December 2000 quarter. The Company's recent practice has been to negotiate a royalty arrangement instead of a license fee, which allows it to have a participation in its customers' success and which it believes offers better upside potential. The Company expects to see a period of transition over the next few quarters as fixed contract license fees decline and royalty revenue begins to ramp as its customers are deploying the software into their product lines. For the nine months ended March 31, 2001, net revenues for the Imaging business segment increased to $46.7 million, or 58% compared to $29.6 million recorded during the same period of the prior year. The year over year increase in imaging revenues is affected by the inclusion of Xionics imaging revenues in Oak's FY 2001 results which were not part of Oak's Imaging operations for the entire comparable nine months of fiscal 2000.

     Due to the divestiture of the Consumer business during the third quarter of fiscal 2000, there were no net revenues for the Consumer business segment during fiscal 2001 as well as the third quarter of fiscal 2000. Net revenues for the Consumer business was $4.3 million during the nine months ended March 31, 2000.

     Gross Margin.  Cost of revenues includes the cost of wafer fabrication,
     ------------
assembly, and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's total gross margin decreased to 41% for the three month period ended March 31, 2001, as compared to 56% during the comparable period in the prior year. For the nine months ended March 31, 2001, the Company's total gross margin decreased to 47% compared to 51% in the same period of the prior year.

     Gross margin for the Optical Storage business segment was 17% for the third quarter of fiscal 2001 compared to 40% for the comparable quarter of the prior year and 34% for the nine months ended March 31, 2001 compared to 31% for the comparable period of the prior year. The decrease in the gross margin for the Optical Storage business segment for the three months ended March 31, 2001 compared to the same period in the prior fiscal year is primarily due to an increase in the inventory reserve of approximately $2.6 million which was recorded during the quarter ended March 31, 2001. In addition, the Company extended certain quarter specific end of life pricing incentives which also affected the gross margin for the three months ended March 31, 2001. Absent the effect of the inventory reserve and quarter specific incentives, the Company would have reported a gross margin of 37% with respect to the Optical Storage business segment for the three months ended March 31, 2001. The decline in gross margins from 40% for the March 2000 quarter, as compared to the adjusted 37% in March 2001 was due to product mix and normal price reductions on older technology products as they aged.

     Gross margin for the Imaging business segment was 71% for the third quarter of fiscal year 2001, representing a slight increase from the 68% reported in the third quarter of fiscal 2000. Gross margin for the Imaging business for the nine months ended March 31, 2001 was 73% compared to 65% for the same period in the prior year. This increase was primarily due to the acquisition and integration of the Xionics business during the third quarter of the prior year which resulted in the inclusion of Xionics' software with higher gross margins for the entire nine months ended March 31, 2001.

     The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, product mix, wafer, assembly and test costs. The Company expects that average selling prices for its existing products will continue to decline over time and that the average selling prices for each new product will decline significantly over the life of the product. Given the extremely competitive nature of the optical storage and consumer market, the Company believes that gross margins for new products in its optical storage market and consumer market will be lower than historical levels and, as a result, gross margins in general will decline in the future.

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses of $12.5 million for the quarter ended March 31, 2001 remained consistent increasing $0.2 million, or 2%, from $12.3 million in the comparable period of the previous fiscal year. Research and development expenses for the nine months ended March 31, 2001 increased 12% to $39.9 million from the $35.6 million in the same period of the prior year. The year over year increase in research and development expenses for the nine month periods is due to the net effect of the inclusion of Xionics expenses from the third quarter of the prior year offset by the divestiture of the broadband business. Research and development expenses decreased slightly as a percentage of net revenues for the current fiscal period over the comparable period in the prior year due primarily to the slight increase in the Company's net revenues in the current period compared to the comparable period of fiscal 2000. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage and digital imaging. During the third quarter of fiscal 2001, the Company restructured its Imaging business in order to de-emphasize imaging hardware. The restructuring included a reduction in workforce and resulted in a charge during the third quarter of fiscal 2001 of $2.6 million (see "Restructuring" below). The Company expects this action to generate ongoing savings of approximately $1.1 million per quarter.

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative (SG&A) expenses decreased by 13% to $7.6 million for the three months ended March 31, 2001 from $8.8 million in the comparable period of the prior year. The amount in the prior year was greater as a result of the initial inclusion of the operations of Xionics Document Technologies which was acquired during January 2000. SG&A expenses related to Xionics Document Technologies were reduced over time as these functions were integrated into the existing Oak infrastructure. However, for the nine months ended March 31, 2001, SG&A expenses increased 10% to $26.8 million compared to $24.3 million in the same period of the prior year as a result of the inclusion of Xionics operating expenses for the entire nine months ended March 31, 2001 as compared to only three of the nine months ended March 31, 2000. SG&A expenses decreased as a percentage of net revenues for the current fiscal period over the comparable period in the prior year due primarily to an increase in the Company's net revenues in the current year.

     Acquired In-process Technology.  During the third quarter of fiscal 2000,
     ------------------------------
the Company charged $9.9 million and $0.3 million to operations to record the amount of the Xionics and Earjam.com purchase price allocated to in-process research and development, respectively. For the nine months ended March 31, 2000, the Company charged $9.9 million and $0.5 million to acquired in-process technology related to the acquisition of Xionics and to the equity investment in Earjam.com, respectively. The amounts charged were determined through an established valuation technique used in the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition, as technological feasibility had not been established and no alternative uses exist.

     Restructuring.  During the third quarter of fiscal 2001, the Company
     -------------
accrued $2.6 million as restructuring charges. Approximately $0.9 million was accrued for the planned abandonment and sublease of the excess space resulting in the reduction in force in its leased facility in Woburn, Massachusetts and the permanent abandonment of the leased facility in Boise, Idaho.
Approximately $1.7 million was accrued for employee severance and benefits. The Company expects to pay for these charges during fiscal 2001. These charges were offset by a $0.8 million recovery related to a settlement of the March 31, 2000 restructuring accrual resulting in a net charge of $1.8 million for the quarter ended March 31, 2001. During the third quarter of fiscal 2000, the Company accrued $1.4 million as restructuring charges. Approximately $1.2 million was accrued for the planned abandonment of its leased facility in Andover, Massachusetts. The Company was able to release this abandoned facility in a shorter time frame than originally estimated resulting in the recovery of approximately $0.8 million in restructuring reserve. The Company negotiated a new lease for 82,000 square feet of office space in Woburn, Massachusetts and combined its Imaging group at that new location in August 2000. Approximately $0.2 million was accrued for employee severance and benefits.

     Amortization of Intangibles.  Amortization of intangible assets was $3.7
     ---------------------------
million for the three months ended March 31, 2001, an increase of $0.1 million or 3% from the $3.6 million recorded in the same period of the prior fiscal year. For the nine months ended March 31, 2001, amortization of intangible assets increased 67% to $11.0 million from the $6.6 million recorded in the same period of the prior year. The increase for the nine months ended March 31, 2001 compared to the same period in the prior year is a result of the additions to intangible assets as a result of the acquisition of Xionics in the third quarter of fiscal 2000.

     Non-operating Income.  During the third quarter of fiscal 2001, other non-
     --------------------
operating income increased to $1.7 million from $1.0 million recorded during the same quarter of fiscal 2000. Other non-operating income increased 25% to $6.4 million for the nine months ended March 31, 2001 from $5.1 million in the same period of the prior year. This increase is primarily due to interest received in conjunction with an income tax refund offset by a decrease in foreign currency translation gains recognized during the period. During the third quarter of fiscal 2000, the Company sold its broadband business unit located in the United Kingdom for $24.9 million in cash and stock and recorded a non-operating gain on sale of business unit of $22.4 million related to the sale.

     Income Taxes.  For the third quarter of fiscal 2001 and the nine months
     ------------
ended March 31, 2001, a tax expense was recorded based on estimated fiscal 2001 results. Management does not yet believe it is more likely than not that sufficient future taxable income will be generated to realize all of the Company's deferred tax assets. Accordingly, during fiscal 1999 a full valuation allowance against deferred tax assets was established. Given this, no income tax benefit was recognized with respect to operating losses incurred in the third quarter of fiscal 2001.


Liquidity and Capital Resources
-------------------------------

     Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debts. The Company's principal sources of liquidity as of March 31, 2001 consisted of approximately $110.0 million in cash, cash equivalents and short-term investments. The Company also has approximately $8.0 million in trade lines of credit with Taiwanese financial institutions, all of which were available at March 31, 2001.

     During the nine months ended March 31, 2001, operating activities generated cash of approximately $7.6 million. The Company's net loss of approximately $8.6 million was offset by the non-cash effect of depreciation and amortization totaling $16.8 million. The net change in the other working capital components resulted in a decrease to cash proceeds from operating activities of $0.6 million.

     Investing activities utilized cash of approximately $12.2 million primarily due to additions to property, and equipment of $6.2 million and net purchases of investments of $6.0 million during the nine months ended March 31, 2001.

     During the nine months ended March 31, 2001, financing activities utilized cash of $2.1 million as a result of purchases of treasury stock of $12.0 million offset by proceeds from exercises of stock options of $9.9 million.

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

     Due to a number of factors including a recent slowdown in the PC industry, global economic conditions and regular seasonality in the business, the Company experienced a decrease in revenues during the third quarter of fiscal 2001 compared to the prior quarter.

     o The Company expects total net revenues for the fourth fiscal quarter of 2001 will increase by approximately 30% to 40% compared with the third quarter of fiscal 2001.

     o To the extent uncertainties in the market in the near term subside, the Company expects sequential revenue growth in the seasonally stronger second half of the calendar year.

     o Gross margin is expected to be in the range of 45% to 48% for the remainder of the calendar year.

     o The Company expects to approach breakeven pro forma net income in the June quarter of 2001.

      The Company's procedure for publishing and updating this outlook is as follows. Following the publication of the outlook in its quarterly earnings release and this Quarterly Report on Form 10-Q, Oak will continue its current practice of having corporate representatives meet during the quarter with investors, the media, investment analysts and others to discuss the published outlook and publicly disclosed material related to the outlook. This outlook will not be updated during the quarter unless Oak Technology publishes a notice stating otherwise.


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

     The Company is in the process of diversifying its business so that its product offerings include not only integrated circuits, but also embedded software and platform solutions. However, a significant portion of the Company's revenue will continue to come from its semiconductor product offerings. The semiconductor industry historically has been characterized by rapid technological change and product obsolescence, cyclical market patterns and seasonal customer demand, significant price erosion, periods of over-capacity and under-capacity, periods of production shortages, variations in manufacturing costs, including raw materials, and yields, and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. Any downturns in the industry such as those which occurred in the first quarter of 2001 may cause the Company's business, financial condition and results of operations to suffer.

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

The Company Has a Recent History of Operating Losses and May Not Remain
-----------------------------------------------------------------------
Profitable
----------

     Although the Company experienced periods of profitability, including the first and second quarters for fiscal 2001, and was initially profitable following its reincorporation in Delaware in October 1994 in connection with its initial public offering (the Company was first incorporated in California in 1987), the Company has at times sustained significant losses and may not continue to be profitable in the future. The Company's operating losses generally have been due to its dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In fiscal 1998, the Company failed to timely and/or adequately develop its integrated CD-ROM controller product and second generation CD-RW product. Consequently, for fiscal 1999, the Company was dependent on mature CD-ROM products and its first generation CD-RW product for its revenue. These mature products continued to decline in both unit sales volume and average sales price in each successive quarter. In the third quarter of fiscal 2000, the Company achieved volume production with its next generation CD-RW product. However, given certain evolving dynamics in the CD-RW market, including the rate of adoption of this technology, competition and selling prices, the Company cannot accurately predict the product's impact on operating results nor can any assurance be given that revenue from this product will enable the Company to maintain profitability. The Company expects that the average sales prices for its optical storage products will continue to decline over time and that average sales prices for each new optical storage product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, the Company believes that gross margins for new products in its optical storage market will be lower than historical levels. However, the Company believes that with the additional planned software and solution product offerings from the Company's Optical Storage and Imaging Groups, gross margins in general will increase in the future.

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

     The Company also anticipates that the royalty streams derived from OEMs' shipments of office equipment containing the Company's imaging products, and the sale of related products and services to manufacturers of office equipment will account for a significant portion of its revenue for the foreseeable future, although not as significant as CD-RW for the remainder of fiscal 2001 and possibly fiscal 2002. In order to assure that the Company will derive future royalty streams from the shipment of OEM devices, the Company and its OEMs are required to develop and release on a regular and timely manner new office products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. The Company's OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and cost of development to the Company and its OEMs. The Company's success will depend on, among other things: the rate at which OEMS serving the digital office market outsource their technology needs, market acceptance of the Company's technology and products and the office devices of the Company's OEMs; the ability of the Company and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company; successful implementation of the Company's technology and products in new office devices being developed by its OEMs; and successful marketing of those devices by the OEMs.

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

     Furthermore, the Company may initiate claims or litigation against third parties, in addition to those referenced herein (see Item 1, Note 5 "Contingencies"), for infringement of the Company's proprietary rights or to establish the validity of its proprietary rights and in the past has incurred significant legal expenses in connection with claims of this type it has initiated. Any litigation by or against the Company could result in significant expense to the Company and divert the efforts of its technical and management personnel, whether or not that litigation results in a favorable determination for the Company. In the event of an adverse result in any litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in developing new technology or that those licenses would be available on reasonable terms, or at all, and any development or license could require the Company's expenditures of substantial time and other resources.
                                      21

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

The Company Will Depend On Key Personnel To Manage Its Business, and the Loss
-----------------------------------------------------------------------------
of Any Key Personnel Could Seriously Harm Its Business
------------------------------------------------------

     The Company's future performance depends, to a significant degree, on the retention and contribution of members of the Company's senior management as well as other key personnel including highly skilled engineering and technical employees. Recently, the Company laid off a number of its employees as part of a restructuring to more effectively align the Company's resources to its strategic objectives. Specifically, it is important for the Company to retain the services of Young K. Sohn, the Company's current President and Chief Executive Officer. Competition for technical, financial and operational personnel is intense because of the limited number of candidates and the growth of high-tech companies, and there can be no assurance that the Company will be able to attract and retain qualified replacements or additional technical or operational personnel. There is no assurance that the Company will be able to find suitable replacements for any senior management personnel who may leave the Company.

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

Limited Customer Base
---------------------

     The Company has derived a substantial portion of its net revenues from a limited number of customers and expects this concentration to continue. These customers were all purchasers of the Company's CD-ROM and CD-RW products. (Please see the discussion above under the heading "The Company's Future Revenues Are Highly Dependent On Sales Of Its CD-RW Controller Product" for a description of the decline in revenues the Company has experienced in connection with sales of our CD-ROM product.) At March 31, 2001, four customers accounted for 20%, 18%, 16% and 10% of total accounts receivable, respectively and at June 30, 2000, three customers accounted for 17%, 11% and 11% of total accounts receivable. In addition, the Company has experienced significant changes from year to year in the composition of its major customer
base.   The Company believes this pattern may continue. Customers generally purchase the Company's products pursuant to short-term purchase orders, and the Company has no long-term purchase agreements with any of its customers. The loss of or significant reduction in purchases by, current major customers of the Company would have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, the Company may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are remeasured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of the Company's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. The Company's strategy is to minimize its non-functional currency net assets or net liabilities in its foreign subsidiaries. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of March 31, 2001 and June 30, 2000, the Company had foreign currency exchange contracts to exchange Yen for approximately $3.2 million and $2.4 million, respectively. If foreign currency rates fluctuate by 10% from rates at March 31, 2001 and June 30, 2000, the effect on the Company's consolidated financial statements would not be material. The Company uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. However, there can be no assurance that there will not be a material impact in the future.

     The Company's cash equivalents and short-term investments ("investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. The Company manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations which mature within the next 24 months. In addition, the Company does not use investments for trading or other speculative purposes. Not withstanding the forgoing, due to the divestiture of the Broadband business in January 2000, the Company is in the unusual position of also holding an investment in 293,794 shares of Conexant Systems, Inc. common stock which had an original book value of $68.05 per share. This investment is classified as being held as an available-for-sale security, and accordingly, the reduction in the market value of the investment at March 31, 2001 of approximately $17.4 million is included as an item of accumulated comprehensive loss. This is a highly volatile equity security with market valuations in the range of $7.07 to $132.00 since mid January 2000. The Company intends to convert these shares into cash over time. The Company currently does not believe that this investment has been permanently impaired. Management will continue to monitor this investment, however, there is no guarantee that it will not become permanently impaired in the future.

     Due to the short-term maturities of its investments, the carrying value approximates the fair value. If market rates were to increase immediately and uniformly by 10% from levels as of March 31, 2001, the decline in the fair value of the portfolio would not be material. Further, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

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

     On July 21, 1997, the Company filed a complaint with the ITC based on the Company's belief that certain Asian companies were violating U.S. trade laws by the unlicensed importing or selling of certain CD-ROM controllers that infringed one or more of the Company's United States patents. The complaint seeks a ban on the importation into the United States of the named respondent's infringing CD-ROM controllers or products containing such infringing CD-ROM controllers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-401) on August 19, 1997, naming as respondents:
Winbond Electronics Corporation (Winbond); Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; Wearnes Electronics Malaysia Sendirian Berhad; and Wearnes Peripheral International (Pte.).

     On March 16, 1998, the Company and Winbond entered into a settlement agreement pursuant to which Winbond obtained a nonexclusive, royalty-bearing license to the Company's U.S. patents No.'s 5,535,327 and 5,581,715 and the Company obtained a nonexclusive, royalty-free license to several Winbond patents. The settlement agreement provided that the parties would jointly seek termination and dismissal of investigation No. 337-TA-401 as to Winbond and its four affiliated companies: Winbond Electronics North America Corporation; Wearnes Technology (Private) Ltd.; Wearnes Electronics Malaysia Sendirian Berhad; and Wearnes Peripheral International (Pte.). On April 15, 1998, Investigation No. 337-TA-401 was ordered terminated as to all parties.

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

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action, Case No. C-97-20959. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed by asserting causes of action for rescission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against the Company by MediaTek (described below) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay was to be lifted upon final resolution of Investigation No. 337-TA-409; however, the judge has ordered that the consolidated action continue stayed pending the resolution of the parties appeal of the ITC ruling to the Federal Circuit Court of Appeals. (Described below.)

     In a related action to the lawsuit that was commenced by the Company against UMC (described above), on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic advantage, Case No. C-97-21126. MediaTek seeks compensatory damages of not less than $10 million and punitive damages. The Company filed its answer on January 8, 1998, denying all the allegations. The Company believes the suit to be without merit and will vigorously defend its patent. On June 11, 1998, this case was consolidated for all purposes with a related case brought by the Company against UMC (described above) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay was to be lifted upon final resolution of Investigation No. 337-TA-409; however, the judge had ordered that the consolidated action continue stayed pending the resolution of the parties appeal of the ITC ruling to the Federal Circuit Court of Appeals (Described below). The Federal Circuit rendered it decision on May 2, 2001, and the Company anticipates the stay will be lifted and the civil actions recommenced. In connection with this proceeding, the Company will continue to incur legal fees and other expenses.

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

     Trial before the ALJ as to all respondents except UMC commenced on January 11, 1999 and concluded on January 28, 1999. On May 14, 1999, the ALJ entered an Initial Determination that no unfair trade practices were committed by Mediatek under Section 337 of the Tariff Act. On May 24, 1999, the Company filed a petition requesting the Commission to review the Initial Determination and on June 28, 1999 the Commission determined to review it. On September 27, 1999, the Commission affirmed the ALJ's finding that there were no unfair trade practices committed by MediaTek under Section 337 of the Tariff Act as the Commission determined that there was no infringement of the Company's US Patent No. 5,581,715. On this same date, the Commission also reversed the ALJ's findings that the Company's patent was invalid and unenforceable and held that the Company's US Patent No. 5,581,715 was valid and enforceable. The Commission took no position on the ALJ's Initial Determination terminating UMC from the investigation. On December 15, 2000 UMC filed a separate complaint in the United States District Court, Northern District of California requesting a review of the decisions and recommendations by the ALJ in the ITC investigation, some of which relate to the validity the Company's patent.

     On February 24, 2000, the Company appealed the Commission's ruling that no unfair trade practices were committed by MediaTek under Section 337 of the Tariff Act to the Federal Circuit Court of Appeals. On May 2, 2001 the Federal Circuit Court of Appeals affirmed the Commission's determination that there was no infringement of the Company's US Patent No. 5,581,715.

     If any of the above pending actions with respect to UMC and MediaTek are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)     The Company's Annual Meeting was held on December 5, 2000.


     (b)     The following Directors were elected at the meeting:


                                                  For        Withheld
                                               ----------    ---------
             Richard B. Black ............     45,722,668    3,057,240
             David D. Tsang...............     46,571,365    2,208,543



     The following Directors remained on the Board of Directors subsequent to the meeting:

                 Peter Simone
                 Young K. Sohn
                 Timothy Tomlinson
                 Ta-Lin Hsu
                 Albert Y.C. Yu
                 Richard B. Black
                 David D. Tsang



     (c)  Other matters voted on at the meeting were the following:

     To approve an amendment to the 1994 Stock Option Plan to increase the number of shares of common stock authorized for issuance over the term of the Option Plan by 1,900,000 shares:


     For.............................       27,386,743
     Against.........................       21,151,384
     Abstain.........................          241,781



     To approve an amendment to the 1994 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance over the term of the Purchase Plan by 700,000 shares:


     For.............................       44,229,161
     Against.........................        4,320,791
     Abstain.........................          229,956


     To ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending June 30, 2001:



     For.............................       48,642,571
     Against.........................           46,027
     Abstain.........................           91,310



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:



     Exhibit
     Number                Exhibit Title
     ------                -------------
      10.1   Executive Officer Severance Agreement  (1)
      10.2   Executive Officer Severance Agreement Allowing for Acceleration of
             Option Vesting (2)

      (1)  David Power and John Edmunds entered such agreement on March 31,
           2001 with Mr. Edmunds severance period adjusted to 12 months.
      (2)  Shlomo Waser and Simon Dolan entered into such agreement on March
           31, 2001. Mr. Waser's options will accelerate their vesting by 12 months, Mr. Dolan's options by 6 months.

 (b)  Reports on Form 8-K:

      The Company filed no reports on Form 8-K during the quarter ended March 31, 2001

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OAK TECHNOLOGY, INC.
                                              --------------------
                                                  (Registrant)
Date: May 15, 2001

                                           /s/     JOHN S. EDMUNDS
                                           ----------------------------
                                                 John S. Edmunds
                                             Vice-President Finance
                                             Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)

                                Exhibit Index
                                -------------



     Exhibit
     Number                Exhibit Title
     ------                -------------
      10.1   Executive Officer Severance Agreement  (1)
      10.2   Executive Officer Severance Agreement Allowing for Acceleration of
             Option Vesting (2)

      (1)  David Power and John Edmunds entered such agreement on March 31,
           2001 with Mr. Edmunds severance period adjusted to 12 months.
      (2)  Shlomo Waser and Simon Dolan entered into such agreement on March
           31, 2001. Mr. Waser's options will accelerate their vesting by 12 months, Mr. Dolan's options by 6 months.