Form 10-K
period 2001-06-30
OAK TECHNOLOGY INC
filed 2001-09-26
CIK 824225

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For The Fiscal Year Ended June 30, 2001

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

                          Common Stock, $.001 Par Value
                         Preferred Stock Purchase Rights
                             ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $320,778,877 as of September 21, 2001, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for September 21, 2001. Shares of Common Stock held by each executive officer and Director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

54,692,169 shares of the Registrant's $.001 par value Common Stock were outstanding at September 21, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2001 Annual Meeting of Stockholders.


================================================================================


                              OAK TECHNOLOGY, INC.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                          FOR YEAR ENDED JUNE 30, 2001



                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business..........................................................   3
Item 2.  Properties........................................................  17
Item 3.  Legal Proceedings.................................................  17
Item 4.  Submission of Matters to a Vote of Security Holders...............  20

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
           Matters.........................................................  21
Item 6.  Selected Financial Data...........................................  22
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  23
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........  41
Item 8.  Financial Statements and Supplementary Data.......................  41
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................  41

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................  42
Item 11. Executive Compensation............................................  42
Item 12. Security Ownership of Certain Beneficial Owners and Management....  42
Item 13. Certain Relationships and Related Transactions....................  42

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  43
Signatures.................................................................  82




                                     PART I


ITEM 1.  BUSINESS

Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of Oak Technology, Inc. and its management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. The important factors that could cause actual results to differ materially from those indicated include, but are not limited to, those are discussed in the section titled "Factors That May Affect Future Results" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Other risks may also be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.


General


         Oak Technology, Inc. and its subsidiaries ("Oak" or the "Company") design, develop and market high performance integrated semiconductors, software and platform solutions to original equipment manufacturers ("OEMs") worldwide that serve the optical storage, and digital imaging equipment markets. Our products consist primarily of integrated circuits and supporting software and firmware, all designed to store and distribute digital content, thereby enabling our OEM customers to deliver cost-effective, powerful systems to the end user for the home and enterprise. We contract with independent foundries to manufacture all of our products, enabling us to focus on our design strengths, minimize fixed costs and capital expenditures, and gain access to advanced manufacturing facilities. Oak's mission is to be a leading solution provider for the storage and distribution of digital content.

         Oak's operations are organized along its two market-focused groups: the Optical Storage Group and the Imaging Group. The Imaging Group is comprised of the combination of our Xionics Document Technologies, Inc. and Pixel Magic subsidiaries, serving the digital imaging equipment market.

         Oak was originally incorporated in California in 1987 and was reincorporated in Delaware in 1994. Our executive offices and principal marketing, sales and product development operations are located at 139 Kifer Court, Sunnyvale, California 94086, telephone number (408) 737-0888. In addition, we have facilities in: Woburn, Massachusetts; San Diego, California; Austin, Texas; Tucson, Arizona; Taipei, Taiwan; Yokohama City, Kanagawa and Osaka, Japan; Seoul, Korea; Manchester, England; Dortmund, Germany; and Shenzhen, China.


Historical Corporate Structure

         Oak's earlier operations were structured along three market-focused groups: the Optical Storage Group, a Consumer Group and the Imaging Group. In 1998, we discontinued product development and marketing efforts in our PC audio and 3D graphics businesses and disbanded the Consumer Group.

         In July 1998, Oak acquired ViewPoint Technology, Inc., a privately held company that was developing solutions for the CD-RW ("Read-Writable") drive market. ViewPoint had developed a controller that supports high encoding speeds for CD-RW drives. The ViewPoint acquisition provided Oak with a controller to complement its expertise in the block decoder area, and provided a springboard for Oak's next generation CD-RW drives.

         In August 1998, Oak acquired Xerographic Laser Images Corporation ("XLI"), a provider of print quality enhancement technology for the digital imaging equipment markets. XLI was operated as a division of Pixel Magic, a wholly-owned subsidiary of Oak, and served to leverage Pixel Magic's position in the digital equipment market by broadening its expertise in resolution enhancement technology ("RET").

         In July 1999, Oak acquired Xionics Document Technologies, Inc., which became a wholly owned subsidiary of Oak following the merger. Xionics was engaged in the design, development and marketing of innovative software and silicon solutions for printing, scanning, copying, processing and transmitting digital documents to computer peripheral devices that perform document imaging functions. These devices include printers, copiers, scanners, fax machines and multifunction peripherals (MFPs) that perform a combination of these imaging functions. Oak consolidated its Pixel Magic subsidiary with Xionics to form the Imaging Group and moved the combined entity to Woburn, Massachusetts in August 2000.

         In April 2000, Oak acquired TCD Labs, Inc. This acquisition enabled us to offer complete, integrated, retail-ready hardware/software solutions to PC and CD-RW drive makers, and to leverage TCD's enabling software for compact disk recording technology, allowing consumers to take full advantage of the data capturing, sharing and archiving capabilities of the CD-RW format. As a result of the TCD acquisition, Oak has formed an Optical Media Software Group within our Optical Group.

         In fiscal 2000, Oak allocated $25.0 million for venture investments. Oak did not establish a separate legal entity or raise any outside capital in connection with this internal venture fund. The primary purpose of this fund is to invest in companies with developing technologies that leverage Oak's core optical storage and imaging businesses. We intend to use the venture fund to make investments that are focused on technologies that will bring together audio, video, and data content for computing and consumer-electronics applications and consumer Internet appliances. However, we may also make investments outside of these focused areas. To date, we have not made any investments utilizing the funds allocated in the venture fund.

Recent Acquisitions

         In the fourth quarter of fiscal 2001, Oak purchased all of the outstanding shares of Accel Technology Ltd., a design engineering firm based in Osaka, Japan, pursuant to the terms of a share purchase agreement. Accel focuses on turnkey CD-RW and DVD Recordable drives for PC and consumer use. We organized Accel as a division within our Optical Storage Group.

Target Markets and Products

         Currently, our target markets include optical storage and digital imaging hardware and software, which correspond to our Optical Storage Group and Imaging Group, respectively. Our business strategy and product offerings (current and planned for fiscal 2002) for each of the target market segments are described below.


                                 OPTICAL STORAGE

Business Overview and Strategy

         Multimedia computer applications have driven the demand for low-cost, high-density storage mechanisms in recent years. The adoption of CD-ROM technology as the mainstream optical storage medium on the desktop was fueled in large measure by data-intensive, graphics/audio/video-rich applications that required a universal, high-density storage medium. Our Optical Storage Group is a leading provider of controllers to the optical storage market and has shipped more than 144 million controllers to date. As a pioneer in this field with the first IDE/ATAPI CD-ROM controller, we have focused our recent product development efforts on emerging segments of this industry, namely CD-RW drives and CD-RW drives with DVD read capability, commonly known as Combo drives. Our Optical Storage Group currently has solutions for CD-RW and Combo drives. Its core competencies include IDE and alternative interfaces, error correction code ("ECC"), DSP/servo control, disc write encoding, wobble servo, write strategy, system design, and system software and firmware. OEM customers for our optical storage products in fiscal 2001 included LG Electronics, Samsung, Yamaha and Mitsumi.

         The optical storage market is witnessing an accelerated adoption of CD-RW drives, driven by the increased popularity of customized audio CD recordings and the widespread availability of MP3 audio titles on the Internet. We have prepared for these market transitions by focusing our development efforts on the CD-RW and Combo technologies, which provide us with the opportunity to offer valuable innovation to our customers in a growing market faced with technological challenges. Our strategy for increasing the market penetration of our CD-RW and "Combo" products and technologies includes technological innovation, protection of intellectual property, and aggressive marketing/pricing programs. We may also enter into strategic alliances with drive manufacturers and technology partners.

         The CD-RW market has picked up considerable momentum as more consumers discover the advantages of this writable and removable medium. Re-writable CD drives are quickly emerging as the preferred optical storage device, particularly for the home PC market. Major applications include audio CD generation, archival and data interchange. Increased consumer demand and the widespread adoption of CD-RW drives by the PC OEM manufacturers over the next year are expected to contribute to significant ongoing growth in the CD-RW market. The anticipated industry adoption of Microsoft's Mount Rainier standard, which will enable native operating systems to support data on CD-RW media, and in effect replace the floppy drive, is expected to further accelerate the growth of the CD-RW market.

         We expect that ongoing functional integration and continuing improvements in performance, particularly for the writing speeds, will play an important role in cost reduction and consumer acceptance of the CD-RW drives, thereby fueling its mass adoption by PC OEMs. To this end, we recently announced the OTI-9796 and 9797 controllers. Each offers highly integrated and cost effective solutions for high performance CD-RW drives. The OTI 9797 has 24X CD-RW write speeds as well as 40X CD-ROM read speeds, and provides an upgrade path to 32X recording speeds. The OTI-9796 is a 16X controller chip incorporating Oak's ExacLink(TM) Buffer Under-run protection technology. The OTI-9796, combined with the OTI-9073 Analog Front End signal processor, creates a low power, low cost two chip solution for CD-RW applications. As a result of our recent acquisition of Accel Technology, we are able to provide our customers with a faster time to market capability, through the availability of comprehensive reference designs based on the OTI-9796 and OTI-9073, including the full firmware needed to build a CD-RW drive. We believe that this capability to offer a complete solution places Oak in a unique competitive position and offers a valuable time-to-market advantage to its customers. Both the OTI-9796 and OTI-9073 are currently in volume production.

         We are also focusing our efforts on the OTI-9897 controller chip, a fully integrated controller chip for use in Combo drives. The Combo drive offers wide functionality to the end user and could become a mainstream product, particularly for the notebook PC markets, if the cost challenges are successfully addressed by the drive manufacturers. We believe the Combo drive will facilitate the evolution from CD formats to DVD and DVD recordable formats. As part of this evolution, the DVD writable market began to emerge in calendar year 2001. We have joined the Digital Versatile Disk plus Re-Writable (DVD+RW) Alliance to contribute to the development and promotion of a universally compatible re-writable DVD format. We intend to develop DVD recordable solutions that will support all major DVD recording formats.

         The following table shows our current mix of optical storage products for fiscal 2001. All products in the table are in production except the 9797 which is sampling. In addition, we are currently developing several next-generation products, which are generally not disclosed until the products have been developed.

Optical Storage Products



----------------- ---------------------------------------------------------- --------- --------- -----------
                                                                                                    DVD
                                                                               Write     Read      Read
      Name                               Description                           Speed    Speed      Speed
----------------- ---------------------------------------------------------- --------- --------- -----------

    OTI-9790      Oak's three-in-one integrated CD-RW controller.               8X       32X
                  Integrates encoder/decoder, DSP, servo, write strategy
                  and ATIP demodulator
----------------- ---------------------------------------------------------- --------- --------- -----------
    OTI-9795      The first integrated 16X controller introduced into          16X       40X
                  the market, having the same features as the OTI-9790
                  plus enhanced audio and SDRAM support
----------------- ---------------------------------------------------------- --------- --------- -----------
    OTI-9796      Similar to 9795 but also exact link and higher write         20X       40X
                  speed
----------------- ---------------------------------------------------------- --------- --------- -----------
    OTI-9797      Similar to 9796 but with Mt. Rainier and higher speed        24X       40X
----------------- ---------------------------------------------------------- --------- --------- -----------
    OTI-9897      Oak's first "Combo" controller                               16X       40X         8X
----------------- ---------------------------------------------------------- --------- --------- -----------
    OTI-9071      Oak's first analog front end for CD-RW applications          12X       32X
----------------- ---------------------------------------------------------- --------- --------- -----------
    OTI-9073      Similar to 9071 but with higher write and read speed         16X       40X
----------------- ---------------------------------------------------------- --------- --------- -----------



          Our Optical Media Software Group, formed at the end of the last fiscal year as a result of the acquisition of TCD Labs, recently introduced its SimpliCD(R) optical storage recording software. SimpliCD is designed to simplify the burning of CDs from a Windows desktop utilizing a media player. The Optical Media Software Group is Oak's first entry into CD-RW software as a product offering, and represents an instrumental component of our CD-RW strategy. The addition of SimpliCD to the Optical Storage product line allows Oak to provide an integrated, retail-ready software solution to both drive makers and PC OEMs. SimpliCD uses a CD-RW drive to create or copy consumer audio, video or computer-data CDs, allowing Oak to leverage the software in compact disk recording technology, and allowing our consumers to take full advantage of the data capturing, sharing and archiving capabilities of the CD-RW format. SimpliCD's drag-and-drop user interface is designed to provide ease of recording capability in all Microsoft Windows-based environments, and is universally compatible with all CD-RW drives and controllers.


                                  IMAGING GROUP

Business Overview and Strategy

         The Imaging Group is a leading provider of application-specific integrated circuits and IC-based controller technology for the digital imaging market, and digital page processing software and technology for the office market, enabling users to print, scan, copy, process and transmit documents to computer peripherals that perform document imaging functions. The Imaging Group is located in Woburn, Massachusetts.

         For hardware solutions, the Imaging Group designs high-performance, full-featured compression CODECS, imaging DSPs, resolution enhancement solutions and embedded controller board solutions for digital copiers, printers, scanners, fax machines and multifunction peripherals ("MFPs"). For software solutions, Oak offers integrated, modular embedded software products, along with firmware and silicon technology products, intended to provide the performance, output quality and network connectivity required for today's peripheral market. In addition, we provide complementary personal computer software products, in particular printer drivers, and standards-based technology to enable original equipment manufacturers ("OEMs") of peripherals to design and develop differentiated products.

         Core competencies include strong expertise in color/monochrome image processing pipelines, dot modulation and resolution enhancement technology, and high-speed compression/decompression and systems such as its JBIG/JPEG compression CODECS, expertise in high-speed imaging DSPs, resolution enhancement technology ("RET") products and IPS, a modular, scalable, layered software and hardware architecture which provides processing and control of document imaging peripherals based on our expertise in the development of page description language interpreters. We offer a broad suite of products, including integrated semiconductors and embedded controller-board solutions, to major OEMs in the digital imaging equipment market to power a variety of digital imaging systems, such as digital laser copiers and printers (monochrome and color) and copycentric, faxcentric and printcentric MFPs. Our OEM customers for these products during fiscal 2001 included Canon, Fujitsu, Fuji-Xerox, Hewlett-Packard, Kodak, Matsushita, Olivetti, IBM, QMS, Ricoh, Samsung, Sanyo Seiko Epson, Sharp, Toshiba and Xerox.

         Fundamental shifts are presently occurring in the digital imaging market. These changes include distributed printing, the emergence of multifunction peripherals, as well as PC less printing and wireless printing due to emergence of digital hand held devices and the use of the Internet as a key communications vehicle.

         Although historically targeting the mid-range of the digital imaging market, we are now also targeting high-volume opportunities, such as the low to mid-range laser and inkjet products (including color systems). In fiscal 2001, Oak introduced the PM 44i iDSP image processor that utilizes a parallel processing architecture to provide the low price and high performance of a fixed function ASIC solution, with the flexibility of a programmable DSP solution. A new product initiative for fiscal for fiscal 2002 is the Quatro architecture, a System On Chip (SOC) solution which combines the power of a RISC CPU core with Oak's advanced DSP core to provide highly flexible SOC solutions for imaging and printing devices. For fiscal 2002, the Imaging Group will continue its efforts to develop new generations of products combining its software and silicon expertise to offer solutions for OEMs in the digital imaging market.


Digital Imaging Equipment Products



         ASICS

     Product                                     Description                                      Status
     -------                                     -----------                                      ------
      PM-1V        High-speed bitonal image processor providing single-pass compression or     In production
                      decompression of image data

      PM-2m        40 MHz bitonal JBIG codec with multitasking capability.                     In production
                      Provides single pass compression or decompression,
                      as well as scaling and rotation of bitonal image data

      PM-22        75 MHz bitonal JBIG codec with a 32-bit I/O. Provides                       In production
                      single pass compression or decompression, as
                      well as scaling and rotation of bi-tonal image data

      PM-36        A fixed function JPEG compression and decompression processor with a        Sampling
                      sustained data rate of up to 75 MHz

      PM-44+       A programmable 85 MHz image processor with four data paths                  In production

      PM-44i       A programmable 125 MHz image processor with four data paths and             In production
                      integrated memory

      PM-48        A programmable 125 MHz image processor with eight data paths                In production

     PM-2050,      Family of image enhancement processors and pulse width and pulse            In production
   2060i, PM 1075  position modulators for laser copiers, printers and MFPs



Software


IPS..............   A software developer package that contains page rendering
                    application components and supporting embedded system
                    service components needed to build printer controllers.  The package includes: IPS5e, IPS/5c, IPS/XL IPS/PS2, IPS/PS3.

Printer Drivers..   Printer drivers for the PCLXL, PCL5E and PostScript Levels 2 and 3 page printing environments for the Microsoft NT and
                    Windows operating systems.

SPS..............   Software which provides embedded networking capabilities for printers, copiers, scanners and MFPs.



Services

         The Imaging Group assists OEMs in deploying Oak products and technology in their devices by providing engineering services. This may include complete controller design as well as custom engineering for vendor-specific features that complement our standard technology. We also offer driver development and customization. In addition, we maintain a network of third-party development partners to give the Imaging Group and OEM customers the option of using an independent development partner closely allied with the Imaging Group for development and integration services.

         Manufacturing Services. For OEMs wishing to procure a total turnkey
         ----------------------
controller solution, the Imaging Group from time to time provides manufacturing management services. This includes complete project management of the design, development, and manufacturing start-up, as well as management of the ongoing product of the OEM's controller board by a third-party manufacturing contractor.

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


                   OAK'S MANUFACTURING AND DESIGN METHODOLOGY

Manufacturing

         We contract with independent foundries to manufacture all of our products, enabling us to focus on our design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. We depend on our foundries to allocate to us a portion of their foundry capacity sufficient to meet our needs to produce products of acceptable quality and with acceptable manufacturing yields and to deliver products to us in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. Shipments of our products could be delayed if:

         o  we lose any of these foundries as a supplier,

         o we are unable, in a period of increased demand for our products, to expand the foundry capacity of our current suppliers or qualify other wafer manufacturers for additional foundry capacity,

         o we are unable to obtain timely and adequate deliveries from our current or future suppliers; or

         o any other circumstances arise that would require us to seek alternative sources of supply.

         Delays in shipments could damage relationships with our current and prospective customers, provide an advantage to our competitors and have a material adverse effect on our business, financial condition and results of operations. Most of our devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology from 0.5 micron, 0.35 micron and 0.25 micron feature sizes. In addition, we are currently designing products for 0.18 micron feature sizes. All of our semiconductor products are assembled and tested by independent subcontractors.

         Our primary supplier of wafers during fiscal year 2001 was TSMC. In the past, we had used wafer fabrication facilities at Chartered and NEC. The foundries generally are not obligated to supply products to us for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order. However, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, we have entered into and will continue to consider various possible transactions, including various "take or pay" contracts, that commit us to purchase specified quantities of wafers over extended periods.

         Our reliance on independent manufacturers and third party assembly and testing vendors involves a number of additional risks, including the unavailability of, or interruption in access to, certain process technologies and reduced control over delivery schedules, quality assurance and costs. In addition, as a result of our dependence on foreign subcontractors, we are subject to the risks of conducting business internationally, including foreign government regulation and general political risks, such as political and economic instability, potential hostilities, changes in diplomatic and trade relationships, currency fluctuations, unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions, and other barriers and restrictions, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond our control. Substantially all of our agreements with offshore wafer fabrication and assembly facilities provide for pricing and payment in U.S. dollars.

         The design and development of semiconductors is a highly complex and precise process. Additionally, our products are particularly complex and difficult to manufacture. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose, time consuming and expensive to remedy, all of which can affect our time to market with a particular product. Our foundries may experience irregularities or adverse yield fluctuations in their manufacturing processes. If we or our foundries experience any yield or other production problems or shortages of supply, our business could suffer.

Design Methodology

         Our products compete in markets that are characterized by rapidly developing technology and evolving industry standards. We address these issues with a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and use of a high level design description language in order to define, develop and deliver new and enhanced products more rapidly. Our engineering and design capabilities are critical to our future performance. We have invested regularly in new advanced equipment and software tools in an effort to keep these tools updated with the latest technology. In addition to the Imaging Group design facilities in Woburn, Massachusetts and the Optical Storage Group design facilities in our corporate headquarters in Sunnyvale, California, we have established Design Centers in Austin, Texas; San Diego, California; Tucson, Arizona; Dortmund, Germany; Manchester, England; Taipei, Taiwan R.O.C and Osaka, Japan.

         Oak's library of core cells is key to its ability to reduce the time needed to design new products. Examples of core cells include a CD-ROM decoder core, CD-R/W encoder/decoder core, CD-DSP & CD-Servo core, a parallel, multi-pipelined microprocessor core, MPEG2 core, DVD-DSP core, a 0.5, 0.35, 0.25 and 0.18 micron memory compiler and a 0.5, 0.35, 0.25, and 0.18 micron I/O library. Design methodology, including equipment and software tools, is a critical factor in our ability to successfully develop technology and products. However, we may not be able to obtain the equipment, software tools and other resources needed to develop technically advanced products in a timely manner.

Marketing and Customers

         From its inception, Oak has been committed to a worldwide marketing strategy. We utilize a direct sales force in the United States, Germany, Japan, Taiwan and Korea and a worldwide network of manufacturers' representatives and distributors in North America, Europe and Asia. While customers around the world have many needs in common, each region has its own requirements. In order to support customers in key geographic markets, we have established sales and support offices in Woburn, Massachusetts; Yokohama City Kanagawa, Japan; Taipei, Taiwan, Seoul, Korea and Shenzhen, China, in addition to our corporate headquarters in Sunnyvale, California. We believe that sales and technical support personnel based in our regional offices understand the technical needs, business philosophy and culture of their respective customers. On-site personnel are trained to respond to customer needs efficiently and effectively.

         We believe that customer service and technical support are important competitive factors in the optical storage and digital imaging markets. We provide technical support to our customers worldwide. With a global presence, we are able to provide prompt technical support to our customers. In addition, the Company's representatives travel frequently to customer sites as part of the product development cycle. We provide several other types of technical support, including software distribution through an electronic bulletin board, evaluation boards, product demonstration software, engineering design kits and application notes. We work closely with customers in qualification of our products and providing needed quality and reliability data. In addition, we make the latest revision of our software available to our customers and can customize our software to a customer's specific requirements.

         Sales of our products are made pursuant to purchase orders and long-term agreements covering licensing, maintenance, engineering services, royalties and other fees. Purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in the customers' requirements. In addition, in certain circumstances, orders may be canceled at the discretion of the buyer without penalty, resulting in potential inventory reserves for Oak. Our business, consistent with that of others in the semiconductor industry, is generally characterized by short lead-time orders. Actual shipments of our products depend on the manufacturing capacity of Oak's foundries. Therefore, as foundry capacity tightens, we may not be able to meet the customer's requested delivery date or we may have to allocate the quantity of available products among our customers. Due to our dependence on third party manufacturing capacity, we believe that backlog at any particular date may not be indicative of actual net revenues for any future period.

         Sales of CD-RW and "Combo" controller products comprised 66%, 42%, and 65% of Oak's net revenues in fiscal 2001, 2000, and 1999, respectively. Sales of CD-RW and Combo controller products are expected to continue to account for a majority of our total revenues for the foreseeable future. Sales of our Imaging Group products accounted for 34% of our net revenue in fiscal 2001. Although we have recently introduced several new products in an attempt to diversify our product and market base, we cannot predict whether these products will be successfully designed, accepted by our customers, and brought to production or whether our customer's products will be accepted in the marketplace.

         A substantial majority of our revenues in fiscal 2001, 2000, and 1999 were derived outside of the United States, primarily in Asia. Including the results of the Xionics acquisition beginning in fiscal 2000, the geographical areas accounting for our net revenues in fiscal 2001, 2000, and 1999 are as follows:


                                                  June 30,
                                         -------------------------------
                                          2001        2000         1999
                                          ----        ----         ----
         Korea........................     37%          34%         10%
         Japan........................     40%          32%         52%
         North America................     16%          25%         14%
         Other Asia...................      1%           4%         10%
         Europe.......................      1%           4%         11%
         Taiwan.......................      5%           1%          3%
                                         ----         ----        ----
                                          100%         100%        100%
                                         ====         ====        ====




         Accordingly, we are subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond our control. We are also subject to general geopolitical risks in connection with our international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. In addition, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This increases the likelihood of piracy of our technology and products. Although most of our foreign sales are negotiated in U.S. dollars, invoicing is often done in local currency. As a result, we may be subject to the risks of currency fluctuations. One or more of the above factors may adversely affect our operations in the future or require us to modify our current business practices.

         A limited number of customers historically have accounted for a substantial portion of Oak's net revenues. In fiscal 2001, 2000, and 1999, sales to our top ten customers accounted for approximately 82%, 78%, and 70%, respectively, of our net revenues. In fiscal 2001, LG Electronics accounted for 31% of total net revenues while in fiscal 2000, LG Electronics accounted for 26% of our net revenues, and Hewlett-Packard Company accounted for 16%. In fiscal 1999, Yamaha Corporation accounted for 17% and Mitsumi accounted for 10% of net revenues.

         We expect that sales to a limited number of customers will continue to account for a substantial portion of our net revenues for the foreseeable future. We do not have long-term purchase agreements with any of our customers. Customers generally purchase our products subject to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders or whether existing orders will be canceled. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. Our revenues from the Optical Storage Group will also depend on whether our OEM customers are successful in selling their optical drives both in aftermarket and to PC OEM customers. In part, to address this risk, we are continuing our efforts to increase penetration in existing large customers as well as engage new large OEM customers. For fiscal 2002 we have commitments and product plans from existing and new large customers to add volume so that overall, we currently expect our Optical Storage Group to have revenues in excess of $100 million and to have as many as four customers, including LG Electronics, who will each represent 10% or more of our optical storage revenues. Some of our customers have chosen, and may continue to choose, to award their design wins and business on a project by project basis to different vendors. For instance, while we have design wins for several projects at LG Electronics, and we expect that it will continue to be a significant customer, due to competition among the drive manufacturers and changes being made in sourcing chipsets, we currently expect that our revenue from this customer will decline in fiscal 2002. The loss of, or a significant reduction in, purchases or commitments by current major customers which is not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition and results of operations. If sales to current customers cease or are reduced, we may be unable to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, we may not be able to qualify our independent foundries for potential new customers or do so in a timely manner.

         We currently place non-cancelable orders to purchase our products from independent foundries on an approximately three month rolling basis. Our customers generally place purchase orders with us less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be canceled without penalty. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and our business, financial condition and results of operations for that quarter or for the year would suffer.

Competition

         The optical storage and imaging markets in which we compete are intensely competitive and are characterized by rapid technological change, declining unit average selling price ("ASPs") and rapid product obsolescence. We are currently experiencing intense competition in both the optical storage and imaging markets, and expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or additional features. Our existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we have. Our competitors also include a number of emerging companies. Some of our principal competitors in the optical storage market maintain their own semiconductor foundries and may benefit from certain capacity, cost, quality control and technological advantages. In general, we believe that our ability to compete successfully depends on a number of factors, both within and outside of its control, including:

         o the price, quality and performance of our products and our customers' products,

         o the timing and success of new product introductions by us, our customers and our competitors,

         o the emergence of new industry standards,

         o the development of technical innovations,

         o the ability to obtain adequate foundry capacity and sources of raw materials,

         o the efficiency of production,

         o the rate at which our customers design our products into their products,

         o the market acceptance of the products of our customers,

         o the assertion of intellectual property rights and

         o general market and economic conditions.

         We cannot predict whether we will be able to compete successfully in the future based on these, or other, factors.

         The willingness of prospective customers to design Oak products into their products depends, to a significant extent, upon our ability to have product available at the appropriate market window, and to price our products at a level that is cost effective for such customers. The markets for most of the applications for our products, particularly the optical market, are characterized by intense price competition. As the markets for our products mature and competition increases, we anticipate that ASPs on our products will decline. If we are unable to reduce our costs sufficiently to offset declines in ASPs or are unable to successfully introduce new higher-performance products with higher ASPs, our business, financial condition and result of operations will be adversely affected. If we experience yield or other production problems, or shortages of supply that increase our manufacturing costs, or fail to reduce our manufacturing costs, the result could seriously harm our business.

         Our current optical storage business is focused in the fast growing CD-RW segment, where we currently participate with our high integration controllers and analog front-end devices. Major competitors in the high integration controller area include Sanyo, MediaTek and Ricoh, all established suppliers in this market. Other competitors in this market include Cirrus Logic, which offers a lower integration solution comprising only the ENDEC portion of the functionality, and NEC, which offers an integrated Combo solution. In the analog front-end market, the established competitors include MediaTek, AKM, Sony Semiconductor and Rohm.

         In the digital imaging market, our primary product offerings target the niche, mid-range market and our merchant competition does not offer directly competitive products. In some cases, the merchant competition offers a subset of our product features. In other cases, the merchant competition offers a software alternative to our hardware solution. Our competitors in the merchant market are major semiconductor suppliers such as Conexant, Motorola and Texas Instruments. However, we expect direct merchant competition in the niche, high-end digital imaging equipment market to emerge in the near future. Despite this lack of direct competition in the merchant market, we do experience competition with our DSP, compression and resolution enhancement products from internal design groups within our targeted customers, such as Xerox, HP, and Canon. As with the merchant market, one of our strengths in competing with these internal design teams comes from the breadth of the solutions we are able to provide. We must continue to enhance and strengthen our software capabilities in order to compete successfully in this market. As to the new lower-end of products we are developing for the digital imaging equipment market, we expect greater direct competition than we currently experience in the niche, high-end market.

         In the market for embedded printer systems, we, through our Imaging Group's IPS product line, have one primary competitor, Adobe Systems Incorporated, which has significantly greater resources than we do. Adobe was the developer of the PostScript page description language, which has a significant brand name image. Adobe's change in its licensing practices to make PostScript source code available to certain of its development partners may enable Adobe to compete more effectively against us. A few other companies, including Peerless Systems Corporation and Electronics for Imaging, Inc., offer products and services that compete with our systems software and integrated controller offerings. Our most significant competitor in the area of controller design remains OEM's in-house development organizations. In addition, some large OEMs develop their own proprietary PDL components as well.

         In the market for printer driver software, we compete primarily with a small number of companies, including Adobe and Software 2000 Limited, who also offer such software. In addition, a few OEMs have their own internal driver development capacity.

         In the market for engineering services and manufacturing services, we compete primarily with OEM's internal development and manufacturing groups, as well as with third-party design houses, contract manufacturers and our competitors in other markets.


Research and Development

         We currently invest substantial resources in our product development efforts. During fiscal 2001, 2000 and 1999, we spent approximately $50.6 million, $49.2 million and $46.2 million, respectively, on research and development activities. We intend to continue to invest in the development of products in each of our core technologies and in products that integrate our core technologies.

         Our performance strongly depends upon the successful development and timely introduction of new products at competitive price and performance levels. We cannot predict whether products currently under development or any other new products will be successfully developed or will achieve market acceptance. If we fail to introduce new products successfully or if our new products fail to achieve market acceptance, our business, financial condition and results of operations would be adversely affected. The success of new product introductions is dependent on several factors, including recognition of market requirements, product cost, timely completion and introduction of new product designs, quality of new products and achievement of acceptable manufacturing yields from our contract manufacturers. Due in part to the design complexity of our products, we have in the past experienced delays in completing development and introduction of new products. We may encounter similar delays in the development and introduction of future products.

         We may not be successful in identifying new product opportunities and developing and bringing new products to market in a timely manner. In addition, our products may not be selected for design into the products of our targeted customers. Products or technologies developed by others may also render our products or technologies obsolete or noncompetitive. The failure of our new product development efforts or our failure to achieve market acceptance of our new products would materially adverse affect our business, financial condition and results of operations.


Proprietary Rights and Licenses

         Our ability to compete is affected by our ability to protect our proprietary information. We consider our technology to be proprietary and rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted, patents pending, patents in preparation in the United States, and international patents pending. Oak's first patent was issued in 1996. Currently our patent position is 73 patents issued, 66 of which are issued in the United States, and 154 patent applications on file, 142 of which are pending in the United States Patent and Trademark Office. Accordingly, the duration of Oak's material patents are no less than 12 years. We intend to seek additional international and United States patents on our strategic technology. However, additional patents might not be issued from our applications that are currently pending or being prepared. In addition, we may not be issued additional patents in all countries where our products can be sold. Any claims allowed from pending applications or applications in preparation may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents. There can be no assurance that any patents we hold will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. An action is currently pending in the Northern District of California seeking to invalidate one of our patents relating to our optical storage products (See Legal Proceedings).

         Moreover, while we hold or have applied for patents relating to the design of our products, our products are based in part on industry standards, and we do not hold patents on such standards. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely. The steps taken by Oak to protect its proprietary information may be inadequate to prevent misappropriation of its technology. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

         The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Oak or its foundries may, from time to time, be notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We may, if it is necessary or desirable, seek licenses under such patents or other intellectual property rights. However, licenses that we seek may not be offered or the terms of any offered licenses may not be acceptable to us. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacture of products or the use by our foundries of processes requiring the technology.

         Furthermore, Oak may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We may also be required under a contractual obligation to defend our customers against claims by third parties that the use of our products infringe a third party's proprietary rights. Oak has historically indemnified its customers for certain costs and damages of patent infringement in circumstances where an Oak product is the factor creating the customer's infringement exposure. This practice generally excludes coverage in circumstances where infringement arises out of the combination of Oak products with products of others or where infringement arises based on modifications made by the customer to Oak's products. In January 2001, Samsung was notified by Pitney Bowes that its use of Oak's RET technology infringed Pitney Bowes U.S. Patent No. 4,386,272. Oak is defending Samsung against this allegation of infringement pursuant to its indemnification obligation under an earlier license agreement between Samsung and XLI, a subsidiary of Oak. This indemnification practice could have a material adverse effect on our results of operations.

         Litigation by or against Oak could result in significant expense to Oak and divert the efforts of our technical and management personnel, whether or not such litigation results in a favorable determination for us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by Oak of substantial time and other resources. Patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements. Even though we have grown and continue to grow our patent portfolio, we may not be able to settle an alleged patent infringement claim through a cross-licensing arrangement. If a successful claim is made against Oak or its customers and a license is not made available to Oak on commercially reasonable terms or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

         We generally enter into confidentiality agreements with our employees and confidentiality and license agreements with our customers and potential customers. We also limit access to and distribution of the source and object code of our software and other proprietary information. Under some circumstances, however, we grant licenses that give our customers limited access to the source code of our software which increases the likelihood of misappropriation or misuse of our technology. Accordingly, despite precautions taken by Oak, it may be possible for unauthorized third parties to copy certain portions of our technology or to obtain and use information that we regard as proprietary. The steps taken by Oak may not be adequate to prevent misappropriation of its technology or to provide an adequate remedy in the event of a breach or misappropriation by others.

         We have licensed technology from third parties for use in our optical storage and digital imaging equipment business. Under these licenses, we are required to fulfill confidentiality obligations and in certain cases pay royalties. Some of our products require that certain copy protection software or other software be obtained if the products are to be marketable and exportable. Should we lose our rights to or be unable to obtain the necessary copy protection software, we would be unable to sell and market certain of our optical storage products geared for the DVD market.

         We have also entered into a number of joint development and supply arrangements under which we jointly develop a product with another company or contract with another company to develop a product or component and then purchase the product or component from that company for resale with our other products. The terms of these arrangements may require us to defend and indemnify another company using our technology in the event claims are asserted that the technology infringes the rights of a third party. In addition, we have on occasion purchased off the shelf products to resell bundled with our own product. At times it is necessary or desirable for us to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured or sold by third parties with respect to some or all of our product offerings. These licenses or purchases may not be available on terms acceptable to us, if at all. If we are unable to enter such license arrangements on acceptable terms or to maintain our current licenses on acceptable terms, our business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Oak May Be Unable to Protect Its Intellectual Property and Proprietary Rights" and "Oak May Be Unable to Obtain Third Party Intellectual Property Rights and/or May Be Liable for Significant Damages" below.

Management

         The executive officers of Oak are elected by and serve at the discretion of the Board of Directors. As of August 15, 2001, Oak's executive officers were as follows:



             Name              Age                 Position
             ----              ---                 --------
    Young K. Sohn..........    45  Chief Executive Officer, President, and
                                     Director

    John S. Edmunds........    44  Senior Vice President, Finance, and Chief
                                     Financial Officer

    Shlomo Waser...........    56  Senior Vice President of Oak, General Manager
                                     of Optical Storage Group

    Simon Dolan............    42  Senior Vice President of Oak, General Manager
                                     of Imaging Group

    David J. Power.........    44  Vice President, General Counsel and Secretary



         Mr. Sohn joined Oak as President and Chief Executive Officer in
         --------
February 1999. He has also been a Director of Oak since January 1998. Prior to joining us, and since January 1993, Mr. Sohn was employed by Quantum Corporation, most recently as President of its Hard Drive Business. From August 1983 to January 1993, he acted as Director of Marketing at Intel Corporation. Mr. Sohn currently serves on the Board of Directors of PLX Corporation, Inc. He holds a B.S. in electrical engineering from the University of Pennsylvania and a M.S. (M.B.A) from the Massachusetts Institute of Technology.

         Mr. Edmunds joined Oak as Vice President of Finance and Chief Financial
         -----------
Officer in January 2000. In March of 2001 he was promoted to Senior Vice President. For a two year period prior to joining Oak, he served as Corporate Controller and Director of Internal Audit at Electronics for Imaging ("EFI") in Foster City, California. In addition, he spent 11 years with Tandem Computers where his last position was VP of Tandem Computers Credit Corporation. Previously, Mr. Edmunds was a C.P.A. for seven years with Coopers & Lybrand in both San Francisco and San Jose. Mr. Edmunds holds a B.S. degree in Business Administration from the University of California.

         Mr. Waser joined Oak in March 2001 as Senior Vice President and General
         ---------
Manager of Oak's Optical Storage Group. Prior to joining Oak, he served as Senior Vice President and General Manager of Zilog, Inc.'s Field programmable Microcontroller Business Unit from February 1999 to July 2000. Previously he served as Vice President and General Manager for Phillips Semiconductor's Microcontroller Business Line from December 1988 to January 1999. Mr. Waser has also served in management, product marketing and engineering roles at Philips, Advanced Micro Devices, and Monolithic Memories. Mr. Waser holds MSEE and BSEE degrees from San Jose State University, and a graduate Engineering degree from Stanford University.

         Mr. Dolan became Vice President and General Manager of Oak's Imaging
         ---------
Group in April 2000. In March of 2001 he was promoted to Senior Vice President. He joined Oak as Vice President of Corporate Marketing and Strategy in October 1999. Before joining Oak, Mr. Dolan was VP of Marketing at LSI Logic's Consumer Division. Mr. Dolan spent 11 years at LSI Logic in the U.S., Europe, and Asia. Before that he was VP of Strategic Marketing for LSI's products group, and VP of Marketing for LSI Logic Europe PLC. Mr. Dolan held roles in product marketing, field applications, and engineering at Inmos Corporation before joining LSI in 1988. A native of the UK, Mr. Dolan has degrees from the Universities of London and Oxford.

         Mr. Power joined Oak as Vice President, General Counsel and Secretary
         ---------
in July of 2000. Prior to joining us, he was Vice President, General Counsel and Secretary for inSilicon Corporation, a semiconductor IP company that was formed as a subsidiary of Phoenix Technologies Ltd. and spun off in an IPO in March of 2000. Mr. Power holds a B.S. in Engineering from Arizona State University and a J.D. from The John Marshall Law School in

Chicago, Illinois. He is licensed to practice law in California and before the United States Patent and Trademark Office.


Employees

         As of June 30, 2001, Oak had 426 full-time employees. We believe that our future performance will depend, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers and software programmers involved in new product development. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.


ITEM 2.    PROPERTIES

         Our executive offices and its principal marketing, sales and product development operations are located in approximately 60,000 square feet of leased space in Sunnyvale, California, for two separate buildings, under a non-cancelable operating lease that expires in December 2001. In June 2001 we entered into a lease for a new building having approximately 89,000 square feet in Sunnyvale, California, in order to consolidate our operations. We plan to move to the new space in December 2001 and sublet a portion of the unused space.

         We also own a portion of a building in Taipei, Taiwan. We lease facilities, primarily for sales, product development, and technical support, in Woburn, Massachusetts; Tokyo, Japan; Manchester, England; Dortmund, Germany; Shenzhen, China; and Seoul, Korea. In July of 2000, we moved our two existing workforces in the Boston area into one 82,000 square feet leased facility in Woburn, Massachusetts primarily for sales, product development, technical support and administrative functions. Approximately 8,900 square feet of that lease has been sublet to a third party until September 2003. As a result of the new Woburn facility, we subleased our 62,000 square foot facility in Burlington Massachusetts and our other existing lease covering 33,000 square feet in Andover, Massachusetts. We believe our existing facilities will be adequate to meet our requirements for at least the next fiscal year.


ITEM 3.    LEGAL PROCEEDINGS

         Oak and various of its current and former officers and directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired our common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. This state court proceeding, designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 was filed in Santa Clara County Superior Court in Santa Clara, California. The lawsuit originally named as defendants several of Oak's venture capital fund investors, two of its investment bankers and two securities analysts. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. The plaintiffs sought unspecified monetary damages. After several rounds of demurrers, the court dismissed all claims except the California Corporations Code Sections 25400/25500 cause of action against Oak, four officers and Oak's investment bankers and securities analysts.

         On July 16, 1998, the court provisionally certified a national class of all persons who purchased Oak stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. On August 5, 2000 the court granted Oak's motion for summary judgment and entered judgment in favor of Oak. The plaintiffs have appealed the court's decision which is currently under review by the Sixth District Court of Appeal. Based on its current information, Oak believes this suit to be without merit and will defend its position vigorously. Although it is possible the court's ruling may be overturned on appeal and Oak may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

         Additionally, various of Oak's current and former officers and Directors are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION, Master File No. CV758510. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and Directors' trading in securities of Oak, has been stayed pending resolution of the above described class actions. The plaintiffs are seeking monetary damages, equitable relief and an accounting for the defendants' sales of shares of Oak common stock. Based on its current information, Oak believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible Oak may incur a loss upon conclusion of these claims, an estimate of any such loss cannot be made.

         If any of the above pending actions are decided adversely to us, it would likely have a material adverse affect on our financial condition, cash flows and results of operations.

         On July 21, 1997, Oak filed a complaint with the ITC based on its belief that certain Asian companies were violating U.S. trade laws by the unlicensed importing or selling of certain CD-ROM controllers that infringed one or more of Oak's United States patents. The complaint sought a ban on the importation into the United States of the named respondent's infringing CD-ROM controllers or products containing such infringing CD-ROM controllers. Oak's complaint identified as proposed respondents: United Microelectronics Corporation (UMC); Lite-On Group; Lite-On Technology Corp.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. Prior to the ITC's institution of the formal investigation proceeding, Oak and UMC entered into a settlement agreement, effective July 31, 1997, pursuant to which UMC agreed to cease and desist the manufacture and/or importation into the United States of its specified CD-ROM controllers, except under certain limited conditions which expired on January 31, 1998. The settlement agreement additionally provided for the withdrawal of Oak's ITC complaint against UMC and the above-named Lite-On and Behavior Tech companies. In September 1997, October 1997, February 1998 and April 1998, Oak received $2.6 million, $4.7 million, $0.7 million and $2.6 million, respectively, pursuant to this settlement. Proceeds from the settlement were recorded as miscellaneous income and included in non-operating income for the periods ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998, respectively.

         On October 27, 1997, Oak filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action, Case No. C-97-20959. Together with the filing of the complaint, Oak filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied Oak's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered Oak's complaint and counterclaimed by asserting causes of action for rescission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. Oak believes these counterclaims to be without merit and will vigorously defend its patent. Both Oak and UMC seek compensatory and punitive damages. In addition, Oak seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against Oak by MediaTek (described below) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of Investigation No. 337-TA-409 and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the ITC's determination. (Described below.)

         In a related action to the lawsuit that was commenced by Oak against UMC (described above), on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against Oak for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic advantage, Case No. C-97-21126. MediaTek seeks compensatory damages of not less than $10 million and punitive damages. Oak filed its answer on January 8, 1998, denying all the allegations. Oak believes the suit to be without merit and will vigorously defend its patent. On June 11, 1998, this case was consolidated for all purposes with a related case brought by Oak against UMC (described above) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay was lifted due to the final resolution of Investigation No. 337-TA-409 and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the ITC's determination. (Described below.)

         On April 7, 1998, Oak filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by Oak. Oak's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, Oak requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing CD-ROM controllers and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge (ALJ) supervising the Investigation following a motion brought by Oak on August 6, 1998 to add these respondents: Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On May 10, 1999, the ALJ issued an Initial Determination terminating the investigation as to respondent UMC, finding that UMC's activities were licensed. On May 17, 1999, Oak filed a petition with the Commission for review of the Initial Determination.

         On September 27, 1999, the Commission affirmed the ALJ's finding that there were no unfair trade practices committed by MediaTek under Section 337 of the Tariff Act as the Commission determined that there was no infringement of Oak's U.S. Patent No. 5,581,715; and held that Oak's US Patent No. 5,581,715 was valid and enforceable. The Commission took no position on the ALJ's Initial Determination terminating UMC from the investigation.

         On December 15, 2000 UMC filed a separate complaint in the United States District Court, Northern District of California requesting a review of the decisions and recommendations by the ALJ in the ITC investigation, some of which relate to the validity Oak's patent. On July 16, 2001 the court granted the motions of the ITC, and Oak as an intervenor-defendant, to dismiss UMC's separate complaint.

         On February 24, 2000, Oak appealed the Commission's ruling that no unfair trade practices were committed by MediaTek under Section 337 of the Tariff Act to the Federal Circuit Court of Appeals. On May 2, 2001 the Federal Circuit Court of Appeals affirmed the Commission's determination that there was no infringement of Oak's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commission's determination that Oak's U.S. Patent No. 5,581,715 was valid and enforceable.

         As a result of the decision rendered by the Federal Circuit Court of Appeals, the stay was lifted on the consolidated action pending in the United States District Court, Northern District of California, and the parties are proceeding with the litigation.

         If any of the above pending actions with respect to UMC and MediaTek are decided adversely to Oak, it would likely have a material adverse affect on Oak's financial condition, cash flows and results of operations.

         On January 4, 2001 Samsung Electronics, a customer of Oak's Imaging Group, received a notification from Pitney Bowes alleging that the resolution enhancement technology Samsung acquired from Xerographic Laser Images Corporation, Inc. ("XLI") in 1998 infringed Pitney Bowes U.S. Patent No. 4,386,272 (" `272 patent"). XLI is a subsidiary of Oak as a result of an acquisition in the first quarter of Fiscal 1999. The terms of the agreement for the licensing of the iRET technology to Samsung require Oak, as successor in interest to XLI's assets and liabilities, to defend and indemnify Samsung from claims alleging the iRET technology supplied to Samsung infringes the intellectual property rights of a third party. On June 18, 2001 Pitney Bowes filed a complaint in the District Court of Connecticut, naming Samsung and others, alleging infringement of the `272 patent. On June 28, 2001 Samsung formally requested Oak to defend Samsung. Other XLI customers may be subject to Pitney Bowes allegation of infringement of the `272 patent, and may formally request Oak to defend and indemnify them pursuant to the terms of their agreement.

         If the above pending action, with respect to Oak's indemnification obligation in such action, is decided adversely, it would likely have a material adverse affect on Oak's financial condition, cash flows and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our Common Stock trades on the Nasdaq National Market under the symbol OAKT. The following table indicates the range of the high and low closing prices as reported by Nasdaq for the past eight fiscal quarters up to June 30, 2001.

                                                          High           Low
                                                          ----           ---
      Fiscal 2000
         First Quarter...............................    $ 5.688       $  3.625
         Second Quarter..............................    $10.438       $  4.438
         Third Quarter...............................    $19.938       $  8.813
         Fourth Quarter..............................    $22.875       $ 11.875

      Fiscal 2001

         First Quarter...............................    $30.500        $20.375
         Second Quarter..............................    $28.313        $ 6.313
         Third Quarter...............................    $10.250        $ 4.531
         Fourth Quarter..............................    $11.940        $ 4.344


         The reported last sale price of our Common Stock on the Nasdaq National Market on September 21, 2001 was $6.570. The approximate number of holders of record of the shares of our Common Stock was 265 as of September 21, 2001. This number does not include stockholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. We estimate that the number of beneficial shareholders of the shares of Oak Common Stock as of September 21, 2001 was approximately 15,600.

ITEM 6.  SELECTED FINANCIAL DATA



                                       Oak Technology, Inc. and Subsidiaries

                                       Selected Consolidated Financial Data
                                       (in thousands, except per share data)

                                                                           Year Ended June 30,
                                                      --------------------------------------------------------------
                                                         2001          2000         1999        1998        1997
                                                         ----          ----         ----        ----        ----
STATEMENT OF OPERATIONS DATA:
Net revenues.......................................   $ 176,183     $  86,455    $  71,051     $157,106    $167,395
Gross profit.......................................      84,076        45,535       31,432       74,548      94,181
Operating (loss) income............................     (19,640)      (61,109)     (61,946)      (9,104)     32,848
Net (loss) income..................................     (30,632)      (32,862)     (50,669)       5,947      23,719
Diluted net (loss) income per share (1)............   $   (0.56)    $   (0.71)   $   (1.24)    $   0.14    $   0.55
Shares used in diluted per share calculations (1)..      54,274        46,057       40,819       42,493      42,757

                                                                             As of June 30,
                                                      --------------------------------------------------------------
                                                         2001          2000         1999        1998        1997
                                                         ----          ----         ----        ----        ----

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..    $124,028      $120,804     $133,203     $117,225    $145,269
Working capital....................................     129,707       136,610      150,936      144,314     168,168
Total assets.......................................     204,239       236,400      203,841      261,411     287,595
Long-term debt, excluding current portion..........          --            --            5           27       2,496
Total stockholders' equity.........................    $177,743      $201,310     $189,422     $241,208    $238,697
--------------------------

(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and
Section 21e of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of Oak and its management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Oak undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) variability in Oak's quarterly operating results, (iii) general conditions in the semiconductor industry and overall economic market, (iv) risks related to pending legal proceedings, (v) development by competitors of new or superior products or the entry of new competitors into Oak's markets, (vi) Oak's ability to diversify its product and market base by developing and introducing new products within designated market windows at competitive price and performance levels, (vii) willingness of prospective customers to design Oak's products into their products, (viii) availability of adequate foundry capacity and access to process technologies,
(ix) Oak's ability to protect its proprietary information and obtain adequate access to third party technology on acceptable terms, (x) risks related to use of independent manufacturers and third party assembly and test vendors, (xi) dependence on key personnel, (xii) reliance on a limited number of large customers, (xiii) dependence on sales of CD-RW and Combo controller products and the PC market, (xiv) risks related to international business operations, (xv) Oak's ability to maintain adequate price levels and margins with respect to its products, (xvi) risks related to acquisitions, (xvii) the ability to attract and retain qualified management and technical personnel and (xviii) other risks identified from time to time in Oak's reports and registration statements filed with the Securities and Exchange Commission.


General

         Oak designs, develops and markets high performance embedded software and integrated semiconductor solutions to original equipment manufacturers worldwide that serve the optical storage and digital imaging markets. Our products consist primarily of embedded software, integrated circuits and supporting software and firmware to provide a complete solution for customers, thereby enabling them to deliver cost effective, powerful systems to end users for home and business use. Our mission is to be a leading solutions provider for the storage and distribution of digital content.

         In fiscal 2000, Oak restructured its operations along its two re-organized market-focused groups: the Optical Storage Group and the Imaging Group. The Imaging Group is comprised of the combination of Oak's Xionics subsidiary and Pixel Magic subsidiary, serving the digital imaging equipment market.

         During the fiscal year ended June 30, 2001, the Oak reported a net loss of $30.6 million after accounting for $14.7 million of amortization for intangible assets, $1.8 million of restructuring costs and $17.4 million impairment loss from certain equity securities received by Oak from the sale of its Consumer business group to Conexant in fiscal 2000. Excluding the impact of these items, Oak's adjusted pro forma earnings were $3.2 million. During the second half of 2001, the Oak's revenues were negatively impacted by inventory corrections occurring in the semiconductor industry and the generally weak economic market which particularly impacts the Company's optical storage business, which historically has accounted for approximately 80% of the Company's revenues. Volume shipments of its next generation CD-RW controllers are currently increasing and are expected to increase as the Company's OEM customers achieve production volumes. However, the Company cannot predict the product's ultimate level of customer acceptance, product life or the impact of that acceptance or product life on future operating results.

         Oak's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including competitive pressures on selling prices, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, its ability to introduce new products in accordance with OEM design requirements and design cycles, rate of adoption of new technology, rate of growth of the CD-RW market, changes in product mix or distribution channels, demand for semiconductors and end-user products

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

incorporating semiconductors, technological difficulties and resource constraints encountered in developing and/or using new products, new product introductions by its competitors, and market acceptance of product sold by both Oak and its customers.

         In addition, our operating results are subject to fluctuations in the markets for our customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past. Oak has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in DVD systems, CD-RW drivers and inkjet multi-function peripherals. Our DVD, CD-RW, and digital imaging products are subject to the new product risks described in the preceding paragraph, including in particular our ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on our operating results.


Results of Operations

         The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated:


                                                         June 30,
                                             --------------------------------
                                               2001        2000        1999
                                               ----        ----        ----
Revenues:
   Product revenues........................    80.2%       75.6%        91.4%
   Software and other revenues.............    19.8        24.4          8.6
                                              -----       -----        -----
     Total revenues........................   100.0       100.0        100.0
                                              -----       -----        -----
Cost of revenues and operating expenses:
   Cost of product revenues (*)............    60.7        52.9         58.6
   Cost of software and other revenues (*).    18.3        30.0         25.0
   Research and development expenses.......    28.6        56.8         65.0
   Selling, general and administrative
     expenses..............................    20.8        38.4         49.4
   Amortization of intangibles.............     8.4        12.2          6.9
   Restructuring charges...................     1.0         3.8           --
   Acquired in-process research and
     development...........................      --        12.2         10.1
                                              -----       -----        -----
     Operating loss........................   (11.1)      (70.7)       (87.2)
Gain on sale of business unit..............      --        25.6           --
Non-operating income, net..................    (5.1)        7.1          7.8
                                              -----       -----        -----
Loss before income taxes...................   (16.2)      (38.0)       (79.4)
Income tax expense (benefit)...............     1.2          --         (8.1)
                                              -----       -----        -----
Net loss...................................   (17.4)%     (38.0)%      (71.3)%
                                              =====       =====        =====

(*) "Cost of product revenues" and "Cost of software and other revenues" are expressed as a percentage of "Product revenues" or "Software and other revenues", respectively. All other line items are expressed as a percentage of total revenues.



Fiscal 2001 As Compared To Fiscal 2000

         Revenues. Total revenues increased 104% to $176.2 million for fiscal
         --------
2001 compared to $86.5 million for fiscal year 2000. The $89.7 million absolute increase in revenues is comprised principally by the increase in Optical Storage revenues of $80.9 million from $36.0 million in fiscal 2000 to $116.9 million in fiscal 2001. This increase was directly attributable to the Company's continued success in the OTI 9790 8X CD-RW controller introduced during fiscal 2000. Units of Optical products shipped increased from 3.78 million units in fiscal 2000 to
17.5 million units in fiscal 2001. Imaging revenues increased $13.1 million or 28% for fiscal 2001 from $46.2 million in fiscal 2000 to $59.3 million in fiscal 2001. This increase is primarily a result of the inclusion of the Xionics software revenues for the entire fiscal 2001 as a result of the acquisition of Xionics which took place during January

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

of the prior fiscal year. There were no revenues of Consumer products during fiscal 2001, compared to $4.3 million in fiscal 2000, as a result of the divestiture of the broadband business during January 2000 of the prior fiscal year.

         For fiscal years 2001, 2000 and 1999, sales to Oak's top ten customers accounted for approximately 82%, 77%, and 70%, respectively, of Oak's net revenues. One customer accounted for over 10% of revenues in fiscal 2001: LG Electronics accounted for 31% of total revenues. In Fiscal 2000, two customers accounted for over 10% of revenues: LG Electronics 26% and Hewlett Packard 16%. LG Electronics represents Optical Storage segment revenues and Hewlett Packard represents Imaging segment revenues. In fiscal 1999 Yamaha Corporation accounted for 17% and Mitsumi Electronic Co. accounted for 10%. International sales, principally to Japan and Korea amounted to approximately 84%, 75% and 86% of Oak's net revenues in fiscal 2001, 2000 and 1999, respectively. See Note 19 to the Consolidated Financial Statements.

         We expect that sales to a limited number of customers will continue to account for a substantial portion of our net revenues for the foreseeable future. We do not have long-term purchase agreements with any of our customers. Customers generally purchase our products subject to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders or whether existing orders will be canceled. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. Our revenues from the Optical Storage Group will also depend on whether our OEM customers are successful in selling their optical drives both in aftermarket and to PC OEM customers. In part, to address this risk, we are continuing our efforts to increase penetration in existing large customers as well as engage new large OEM customers. For fiscal 2002 we have commitments and product plans from existing and new large customers to add volume so that overall, we currently expect our Optical Storage Group to have revenues in excess of $100 million and to have as many as four customers, including LG Electronics, who will each represent 10% or more of our optical storage revenues. Some of our customers have chosen, and may continue to choose, to award their design wins and business on a project by project basis to different vendors. For instance, while we have design wins for several projects at LG Electronics, and we expect that it will continue to be a significant customer, due to competition among the drive manufacturers and changes being made in sourcing chipsets, we currently expect that our revenue from this customer will decline in fiscal 2002. The loss of, or a significant reduction in, purchases or commitments by current major customers which is not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition and results of operations. If sales to current customers cease or are reduced, we may be unable to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, we may not be able to qualify our independent foundries for potential new customers or do so in a timely manner.

         Cost of Revenues. Product cost of revenues includes the cost of wafer
         ----------------
fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by Oak.

         Software and other cost of revenues consist of the costs of software documentation as well as royalties that may be due to third parties and labor associated with other smaller streams of revenue associated with nonrecurring engineering services and OEM maintenance and support.

         Gross margins declined slightly to 48% in fiscal 2001 from 53% in fiscal 2000. The decrease was primarily attributable to the increase in Optical storage revenues which has a lower average gross margin compared to Imaging products, and to inventory allowances, in the amount of $5.6 million, taken for excess inventory in the Optical Storage segment. These allowances were recorded as a result of the reduction in demand of the Oak's products due to the worldwide PC and semiconductor slowdown beginning in the December quarter of 2000.

         Gross margins for the Optical Storage segment was 35% for fiscal 2001 as compared to 37% in fiscal 2000. This decrease is primarily due to allowances taken for excess inventory, partially offset by higher gross margins on new products.

         Gross margin for the Imaging business segment was 74% for fiscal 2001, compared to 66% for fiscal 2000 This was mostly due to the addition of the higher margin Imaging Group software as a result of the acquisition of Xionics which took place halfway through fiscal 2000 and was present for the entire fiscal 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

         Oak's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. We expect that average selling prices ("ASPs") for its existing products will decline over time and ASPs for each new product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, we believe that gross margins for new products in its optical storage market may be lower than historical levels and that, as a result, gross margins in general may decline in the future.

         Research and Development Expenses. Research and development costs are
         ---------------------------------
expensed as incurred. Research and development expenses were $50.6 million and $49.2 million for fiscal 2001 and 2000, respectively, and expressed as a percentage of net revenues were 29% and 57%, respectively.

         Selling, General and Administrative Expenses. Selling, general and
         --------------------------------------------
administrative ("S,G&A") expenses increased 10% to $36.6 million in fiscal 2001 from $33.2 million in fiscal 2000 respectively. The increase is largely due to charges recorded to bad debt expense of approximately $2.7 million during fiscal 2001 as a result of an increase in the allowance for doubtful accounts. The inclusion of the Xionics operations for the entire fiscal 2001 also contributed to the increase in the expenses as the acquisition took place during January of the prior fiscal year.

         Amortization of Intangibles. Amortization of intangible assets
         ---------------------------
increased to $14.7 million for fiscal 2001 compared to $10.5 million in fiscal 2000. The increase is a result of certain intangible assets which were amortized for the entire fiscal 2001 as they were a result of the acquisition of Xionics which took place during January of the prior fiscal year.

         Restructuring Charge. During the third quarter of fiscal 2001, Oak
         --------------------
recorded restructuring charges of $2.6 million related to the reduction in force due to the restructuring of the overall business and the planned sublease of the resulting excess office space offset by a recovery of $0.8 million related to fiscal 2000 restructuring. This represents the reduction in force of approximately 30 employees and will result in future savings in excess of $750,000 per quarter. During fiscal 2000, the Company had accrued $3.3 million as restructuring charges, primarily related to the abandonment of its leased facility in Andover, Massachusetts. The Company was able to negotiate a new sublease of the previously abandoned facility. This recovery resulted in a net restructuring charge of $1.8 million to the fiscal 2001 income statement.

         Non-operating Income. Non-operating income decreased 245% to an expense
         --------------------
of $8.9 million for fiscal 2001 compared to income of $6.2 million in fiscal 2000. The decrease is primarily due to a charge of $17.4 million recorded in fiscal 2001 as a result of an other than temporary impairment resulting from a decline in value of an equity investment. Excluding this charge, non-operating income increased 37% to $8.4 million for fiscal 2001 compared to $6.2 million in fiscal 2000 resulting from approximately $8.0 million of interest income recorded during fiscal 2001 compared to $6.6 million of interest income during fiscal 2000.

         Income Taxes. The tax provision for fiscal 2001 was primarily due to
         ------------
foreign jurisdiction and withholding taxes. No provision for income taxes was recorded for fiscal 2000 due to net operating losses. Based upon the results of the current year operations, the Company's projected operating results, and all other available objective information, the Company's management does not believe it is more likely than not that sufficient future taxable income will be generated to sufficiently realize all of the net deferred tax assets.


Fiscal 2000 As Compared To Fiscal 1999

         Revenues. Total revenues increased 22% to $86.5 million for fiscal
         --------
2000 compared to $71.1 million for fiscal year 1999. The $15.4 million absolute increase in revenues is comprised principally by a $25.3 million increase in Imaging revenues offset by a decline in Optical Storage revenues of $11.0 million. The Imaging revenue increase was attributable to both the inclusion of post-acquisition software revenues from business operations acquired from Xionics from January 11, 2000, the date the acquisition was completed, as well as a substantial year over year increase in the revenues from sales of integrated semiconductors for the digital imaging market. The decline in the Optical Storage segment revenues is the result of a continuing decline during the first six months of fiscal 2000 in unit sales and average selling price of CD-ROM controllers in the Optical Storage business segment compared to fiscal 1999. The decline was due to a continuing loss of CD-ROM market share, the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

maturation of the CD-ROM market and development delays in Oak's next-generation products. This trend was offset in the second half of fiscal 2000 by a strong increase in Optical Storage revenues from the introduction of a new CD-RW product. In the second half of fiscal 2000, Optical Storage revenues increased dramatically from $3.6 million in the first six months, to $32.4 million for the second six months of fiscal 2000. This increase was directly attributable to Oak's newly introduced OTI 9790 8X CD-RW controller. Overall for the year, the increase in Imaging revenues and the success of the OTI 9790 in the second half of fiscal 2000 resulted in revenues reflecting a steady to slightly increasing (2%) year-over-year growth rate based on the historical pro forma measurement of revenue as outlined in Note 11 to the Consolidated Financial Statements.

         Cost of Revenues. Gross margins improved to 53% in fiscal 2000 from
         ----------------
44% in fiscal 1999. These increases were primarily due to the higher volume of Imaging products with higher average gross margins in the second half of fiscal 2000 as a result of the acquisition of Xionics. In addition, Oak experienced a shift in semiconductor product mix with relatively more semiconductor coming from Imaging and less from older Optical Storage products with declining ASP's resulting in improved product gross margins from 41% in fiscal 1999 to 47% in fiscal 2000.

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

         Oak's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. Oak expects that ASPs for its existing products will decline over time and that ASPs for each new product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, we believe that gross margins for new products in its optical storage market may be lower than historical levels and that, as a result, gross margins in general may decline in the future.

         Research and Development Expenses. Research and development costs are
         ---------------------------------
expensed as incurred. Research and development expenses were $49.2 million and $46.2 million, and expressed as a percentage of net revenues were 57% and 65% in fiscal 2000 and 1999, respectively. The absolute dollar increase in research and development spending for fiscal 2000 compared to fiscal 1999 was primarily due to the inclusion of Xionics product development expenses in the second half of the fiscal year offset somewhat by the divestiture and sale of the Broadband business unit to Conexant which closed on January 18, 2000. The increase in development spending as a percentage of revenues in fiscal 1999 was largely due to the decline in the Company's revenue base, a trend that began to reverse in fiscal 2000.

         Selling, General and Administrative Expenses. Selling, general and
         --------------------------------------------
administrative ("S,G&A") expenses decreased 3% to $33.9 million in fiscal 2000 from $35.1 million in fiscal 1999. The decline is largely due to non-recurring consulting expenses of $1.6 million and other litigation expenses incurred in fiscal 1999 that did not recur in fiscal 2000. The decrease in SG&A expenses due to a streamlining of the historical SG&A cost structure necessitated by the continued decline in Optical Storage revenues in the first six months of fiscal 2000 was largely offset by increases caused by the acquisition of Xionics Document Technologies, Inc.

         Amortization of Intangibles and Acquired In-process Research and
         ----------------------------------------------------------------
Development. Acquisition-related charges include primarily the costs associated
-----------
with the acquisition of Xionics as well as certain other smaller acquisitions in fiscal 2000. During the third quarter of fiscal 2000, Oak completed the acquisition of Xionics and charged $9.9 million to operations for in-process research and development ("IPR&D"). Additionally, $45.8 million of the purchase price was allocated to intangible assets and is being amortized to operations on a straight-line basis over the next five years. Approximately $5.9 million of the $10.5 million of intangible asset amortization recognized during fiscal 2000 was related to the Xionics acquisition. The valuation of the acquired in-process research and development used by the Company was supported by independent fair valuation studies. The estimated value of in-process research and development was derived using the "Income Approach", which values an asset

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

based on future cash flows that could potentially be generated by the asset over its estimated useful life. The future cash flows were discounted to their present value utilizing a discount rate of 14%. The amounts of the purchase price technology assigned to the fair values of in-process research and development and purchased technology represent management's best estimate. As of June 30, 2001, there have been no material changes from the historical pricing, margins and expense levels used in the valuation assumptions.

         On January 11, 2000, the shareholders of both Oak and Xionics approved a definitive acquisition agreement. Under the terms of the agreement, Oak issued approximately 9.5 million shares of its common stock and approximately $34.7 million in cash to acquire all of the common stock of Xionics. The transaction has been accounted for under the purchase method of accounting. Oak recorded a special charge of approximately $9.9 million against earnings in the third fiscal quarter of 2000 in order to write off the cost of in-process research and development acquired in the merger. In addition to the $9.9 million charge taken, approximately $45.8 million (representing the fair value of net intangible assets acquired in the merger) has been recorded as intangible assets on Oak's balance sheet and amortized over three to five years.

         At the acquisition date, Xionics had several in-process research and development projects in each of its product groups: languages, drivers, MFP's and its new complementary product for a Tandem copy/print engine. In each product group there were projects that had not yet achieved technological feasibility. As image processing represents a very specialized market, it is unlikely that Xionics' in process technology could be successfully deployed in alternative market applications. Further, it was determined that there was significant technological risk and substantial development expenses relating to each of the products under development. As a result, Oak took a $9.9 million charge against earnings in fiscal 2000 in order to reflect an allocation of the purchase price associated with the value of the in process research and development which, due to it's uncertain future value at the date of acquisition, could not be considered an investment in an asset.

         The valuation of the acquired in-process research and development used by Oak in making the determination as to the amount of in-process research and development expense was supported by valuation studies. The estimated value of in-process research and development was derived using the "Income Approach", which values an asset based on future cash flows that could potentially be generated by the asset over its estimated useful life. The future cash flows were discounted to their present value utilizing a discount rate of 14%. The amounts of the purchase price technology assigned to the fair values of in-process research and development and purchased technology represent management's best estimate. Oak did not anticipate any material changes from historical pricing, margins and expense levels used in its valuation assumptions.

         Restructuring Charge. During fiscal 2000, Oak accrued $3.3 million as
         --------------------
restructuring charges primarily related to the abandonment of its leased facility in Andover, Massachusetts. The leased facility had 69 months remaining, however Oak negotiated a lease buyout. These costs will be were paid in fiscal 2001.

         Non-operating Income. During the third quarter of fiscal 2000, Oak sold
         --------------------
its broadband business unit located in the United Kingdom for $24.9 million in cash and stock and recorded a non-operating gain of $22.1 million related to the sale. Interest income at $6.6 million is higher than the $5.6 million earned in fiscal 1999 due primarily to higher interest rates available in the market during fiscal 2000.

         Oak also experienced a net loss of $1.9 million on its equity method investments. This was the result of several factors including a bankruptcy by one of its older investees and an other than temporary impairment write-down against another investment. These losses were offset by a $1.2 million gain on the sale of an investment in Wavemark, which Oak had indirectly acquired through the acquisition of Xionics. The investment was valued at fair market value on the date of acquisition. Subsequent to the acquisition, significant economic events occurred that resulted in an increase in the fair value of the investment. The investment was sold prior to year-end, with Oak recording a gain of $1.2 million.

         Income Taxes. Management believes that sufficient future taxable income
         ------------
may not be generated in order to realize all of Oak's deferred tax assets. Accordingly, during fiscal 1999 a full valuation allowance against deferred tax assets was established. Given this, no income tax benefit was recognized with respect to operating losses for fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

         Viewpoint Technology

         In the first quarter of fiscal year 1999, Oak acquired ViewPoint, a privately held development stage company focused on developing high performance solutions for the growing compact disc-read write market, specifically a controller device to support high encoding speeds for next-generation CD-RW drives, which was its only technology. At the date of acquisition, ViewPoint had yet to introduce its first product in the market place and was in the process of developing its VPT8008 product, but still required key firmware, drivers, design changes and silicon testing prior to achieving technological feasibility. ViewPoint's technology was only valuable when integrated into Oak's server technology and physically redesigned to add significant key features. Based on discussions with ViewPoint's technical personnel, it was determined that there were no alternative uses for their CD-RW technology. The ViewPoint technology has enabled Oak to develop a CD-RW controller product, the 9790, which will support up to 32x read and 8x write speeds. Management believed that this product could provide in excess of 50% of Oak's revenues in fiscal 2001. Oak has commenced development of derivative products incorporating Viewpoint's base technology.

         Oak paid $10.1 million in cash for all the outstanding shares of ViewPoint. The purchase method of accounting was used to record the acquisition and approximately $4.8 million of the purchase price was allocated to in-process research and development, which was charged to operations in the quarter ended September 30, 1998. The remaining costs of the acquisition were recorded on Oak's balance sheet. Approximately $4.4 million of the purchase price was allocated to purchased technology and other intangible assets and is being amortized to operations on a straight-line basis over three years, and $0.9 million was allocated to cash, fixed assets and other tangible assets.

         The valuation of the acquired in-process research and development used by Oak in making the determination as to the amount of in-process research and development expense was supported by valuation studies. The estimated value of in-process research and development was derived using the "Income Approach", which values an asset based on future cash flows that could potentially be generated by the asset over its estimated useful life. The future cash flows were discounted to their present value utilizing a discount rate of 28%. The amounts of the purchase price technology assigned to the fair values of in-process research and development and purchased technology represent management's best estimate. Oak did not anticipate any material changes from historical pricing, margins and expense levels in its valuation assumptions.


         Xerographic Laser Images Corporation

         During the first quarter of fiscal 1999, Oak acquired Xerographic Laser Images Corporation ("XLI"), a provider of print quality enhancement technology for the digital office equipment market. At the date of acquisition, XLI had developed one product, the XLI-2050 image enhancer, and was also in the process of developing other high-performance products for digital copiers, multi-function devices, scanners and display markets. Oak acquired XLI in order to gain access to imaging technology and expertise that would complement its own image process solutions. XLI had a number of products in the development stage, none of which had reached the level of prototype or working sample. Three primary projects in process at the date of acquisition were 1) the 2050CP which enables printers to have more precise dot positioning and modulation and thereby, more accurately apply the color on the paper; 2) the 1016P, a black and white printer enhancement chip; and 3) a family of products for the emerging flat panel display market. Based on discussions with XLI's technical personnel, it was determined that there were no alternative uses for their specific technologies outside of the digital office. Oak expected that about 20% of its future revenues could be derived from products integrating XLI's technologies. However, subsequent to the acquisition Oak experienced some development delays and adjusted future estimates accordingly. Oak's management does not believe that failure to complete in-process products will have a material adverse impact on Oak's business, results of operations or financial condition.

         Oak paid $3.7 million in cash for all the outstanding shares of XLI. The purchase method of accounting was used to record the acquisition and approximately $2.4 million was allocated to in-process research and development, which was charged to operations in the quarter ended September 30, 1998. The remaining costs of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

acquisition were recorded on Oak's balance sheet and are being amortized to operations on a straight-line basis over three years.

         In addition to the purchase price, XLI shareholders had the right to receive additional payments subject to the achievement of certain milestones by XLI. Under the terms of the merger agreement, revenue levels from products utilizing XLI's technologies in excess of a base amount of $3.7 million each year of a three-year period ending December 31, 2000 were required to be attained for XLI to receive additional contingency payments, up to the maximum amount of $10.3 million. These milestones were not achieved and no additional payments were made to XLI shareholders. Such payments would have been recorded on Oak's balance sheet as an adjustment to the purchase price of XLI.

         The valuation of the acquired in-process research and development used by Oak in making the determination as to the amount of in-process research and development was supported by valuation studies. The estimated value of in-process research and development was derived using the "Income Approach". The future cash flows were discounted to their present value utilizing a discount rate of 25%. The amounts of the purchase price technology assigned to the fair values of in-process research and development and purchased technology represent management's best estimate. Oak did not anticipate any material changes from historical pricing, margins and expense levels in its valuation assumptions.


Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.


         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact SFAS 142 will have on its financial position and results of operations.


Liquidity and Capital Resources

         Since its inception, Oak has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. Oak's principal sources of liquidity as of June 30, 2001 consisted of approximately $124.0 million in cash, cash equivalents and short-term investments. Oak also has approximately $7.7 million in lines of letters of credit with Taiwanese financial institutions, all of which were available at June 30, 2001.

         Oak's working capital decreased by $6.9 million to $129.7 million as of June 30, 2001 from $136.6 million as of June 30, 2000. The decrease was primarily attributable to a decrease in inventory of approximately $13.5 million and prepaid and other current assets of $4.8 million offset by a decrease in accounts payable of $11.9 million. Oak's short-term investments were principally invested in investment grade, interest-bearing securities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)

         Oak's cash provided by operating activities increased to $20.1 million for fiscal 2001 compared to an outflow of $18.6 million for fiscal 2000. Fiscal 2001 cash provided in operating activities is primarily a result of a decrease in the inventory balance of $13.5 million, decrease in prepaid expenses, other current assets and other assets of $6.4 million, depreciation and amortization expense of $22.6 million and an impairment loss on equity securities of $17.4 million recorded during fiscal 2001 offset by a net loss of $30.6 million and a decrease in accounts payable and accrued expenses of $9.6 million.

         Oak's cash used in operating activities increased to $18.6 million for fiscal 2000 from $10.5 million for fiscal 1999 primarily as a result of increased inventories and accounts receivable, partially offset by a decrease in net loss in fiscal 2000. The Company's cash flows used in operating activities in fiscal 2000 were primarily attributable to a net loss of $22.5 million after adding back non-cash activities, and an $18.3 million increase in inventories, combined with a $5.2 million increase in accounts receivable which were partially offset by increases in accounts payable and accrued expenses of $16.8 million and a $9.1 million decrease in foundry deposits. The Company has invested in building inventory and allowed for the growth in receivables and expects to continue to do due to the increasing volume of business driven by new products, particularly in Optical Storage.

         Oak's investing activities during fiscal 2001 used cash of $14.0 million compared to a proceed of $12.6 million during fiscal 2000. Cash used in investing activities during fiscal 2001 resulted primarily from a net outflow from purchase and sales of short-term investments of $7.4 million and purchases of property and equipment of $6.6 million.

         Oak's investing activities during fiscal 2000 provided cash of $12.6 million as compared to $26.3 million of cash used for investing activities during fiscal 1999. Cash provided by investing activities during fiscal 2000 resulted primarily from net proceeds from matured short-term investments of $26.0 million and $4.9 million in proceeds from the sale of a business unit, which were partially offset by the purchase of Xionics for $9.5 million, net of cash acquired, $4.6 million in additions to property and equipment, and $4.3 million for the purchase of other equity investments. The acquisition of Xionics also involved the non-cash elements of issuing $36.8 million in common stock and assuming outstanding stock options valued at $8.4 million. Proceeds from the sale of a business unit also included the non-cash element of 293,794 shares of common stock in Conexant Systems, Inc. valued at $20.0 million at the date of divestiture. As of June 30, 2000, this amount was reflected in short-term investments on the balance sheet, which also included a non-cash valuation reserve of $6.0 million, the offset of which was included in the equity section of the balance sheet.

         Oak's financing activities during fiscal 2001 were minimal as compared to proceeds of $5.6 million recorded during fiscal 2000. Cash provided by issuance of common stock through the exercise of employee stock options and employee stock purchase plan activity of approximately $11.9 million was offset by the acquisition of treasury stock of $12.0 million during the year.

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

         In the first quarter of fiscal 2000, Oak allocated $25.0 million that is earmarked for venture investments. Oak did not establish a separate legal "fund" or raise money independent of Oak funds for these purposes. The primary purpose of the fund is to invest in companies with developing technologies that leverage our core optical storage and imaging businesses. We intend to make investments that are focused on technologies that will bring together audio, video, and data content for computing and consumer-electronics applications and consumer Internet appliances. We may also make investments outside of these focused areas. To date we have not made any investments utilizing the funds allocated in the venture fund.

         We believe that our existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund operations over the next twelve months. If, however, during the next twelve to eighteen month period we fail to increase our revenue or are unable to reduce our expenses below our revenues, then we may be in a position

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


where we will need to seek additional financing. However, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. However, Oak has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, other than those disclosed above or elsewhere in this Annual Report on Form 10-K.


Factors That May Affect Future Results

         You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Oak and are not meant to be an exhaustive discussion of risks that apply to companies with broad international operations, such as Oak. Like other businesses, Oak is susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and performance of Oak or its customers.

         Oak Has Experienced and Expects to Continue to Experience Significant
         ---------------------------------------------------------------------
Period-To-Period Fluctuations in Its Revenues and Operating Results, Which May
------------------------------------------------------------------------------
Result In Volatility In The Price Of Its Stock. Oak's quarterly revenues and
----------------------------------------------
operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Accordingly, you should not rely on period-to-period comparisons as an indication of future performance. In addition, these variations may cause our stock price to fluctuate. If quarterly results fail to meet public expectations, the price of our stock may decline.

         Oak's revenues and operating results are affected by a wide variety of factors, including factors that generally affect everyone in its industry and factors that are more specific to its business and product lines. The principal risk we face in our business is our dependence on the optical storage market. Other factors specific to our business and product lines include the following:

         o Our ability to diversify our product offerings and the markets for our products;

         o Fluctuations in manufacturing costs;

         o The loss or gain of important customers;

         o The timing of significant orders and order cancellations or re-scheduling;

         o Pricing policy changes by Oak and its competitors and suppliers;

         o The potential for significant inventory exposure;

         o The timing of the development and introduction of new products or enhanced versions of existing products;

         o Market acceptance of new products;

         o Increased competition in product lines, and competitive pricing pressure;

         o Failure to anticipate changing customer product requirements;

         o The competitiveness of our customers;

         o Cyclical semiconductor industry conditions; and

         o The inability to obtain foundry capacity.

         The above factors have affected our business in the past and may affect us in the future. In addition, our quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


any judgment or settlement in, our current or future legal proceedings. See "Oak is a Defendant in Several Lawsuits."

         We operate in the highly cyclical semiconductor industry, which is
         ------------------------------------------------------------------
subject to significant downturns. We have diversified our business so that our
--------------------------------
product offerings include not only integrated circuits, but also embedded software and platform solutions. However, a significant portion of our revenue will continue to come from our semiconductor product offerings. The semiconductor industry historically has been characterized by rapid technological change and product obsolescence, cyclical market patterns and seasonal customer demand, significant price erosion, periods of over-capacity and under-capacity, periods of production shortages, variations in manufacturing costs, including raw materials, and yields, and significant expenditures for capital equipment and product development.

         The industry has experienced significant economic downturns at various times. These downturns often occur in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions, such as those experienced in the second half of fiscal 2001. Downturns in the semiconductor industry have been characterized by diminished product demand, production over-capacity, high inventory levels and accelerated erosion of product prices. Even if customers' aggregate demand were not to decline, the availability of additional capacity can adversely impact pricing levels, which can also depress revenue levels.

         We have experienced in the past and may in the future experience downturns due to general semiconductor conditions and general economic conditions. A significant downturn in the industry may cause our business, financial condition and results of operations to suffer.

         Oak Has a Recent History of Operating Losses and May Not Become or
         ------------------------------------------------------------------
Remain Profitable. Oak has sustained significant losses in recent years and may
-----------------
not become profitable in the future. While Oak had net income of $5.9 million in fiscal 1998, its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998, an operating loss of $61.9 million for fiscal 1999, an operating loss of $61.1 million for fiscal 2000 and an operating loss of $19.6 for fiscal 2001 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). Oak's operating losses generally have been due to its dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In the third quarter of fiscal 2000, Oak achieved volume production with its next generation CD-RW product. However, given certain evolving dynamics in the CD-RW market, including the rate of adoption of this technology, competition and selling prices, we cannot accurately predict the product's impact on operating results nor whether revenue from this product will enable Oak to return to profitability. We expect that the average selling prices, or ASP's, for our optical storage products will continue to decline over time and that ASPs for each new optical storage product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, we believe that gross margins for new products in our optical storage market will be lower than historical levels. However, we believe that with the additional planned software and solution product offerings from the Optical Storage and Imaging Groups, gross margins in general will increase in the future. If Oak incurs additional losses or fails to achieve profitability in the future, this will significantly harm our business and may affect the trading price of its common stock.

         Oak's Financial Performance Is Highly Dependent On The Timely And
         -----------------------------------------------------------------
Successful Introduction Of New Products. Our financial performance depends in
---------------------------------------
large part on our ability to successfully develop and market next generation and new products in a rapidly changing technological environment. If we fail to successfully identify new product opportunities and timely develop and introduce new products that achieve market acceptance, we may lose our market share and our future revenue and earnings may suffer.

         In the optical storage market, our performance is highly dependent upon the successful development and timely introduction of our next generation CD-RW controller, and Combo (combination DVD and CD-RW) controller. A variety of standards and formats are being proposed in this market, making it difficult to develop products to market requirements, and making it even more difficult for the market to develop. In the digital office market, our performance depends on our ability to successfully develop embedded imaging processing SOC solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips for multifunction peripherals. Among other technological changes, embedded PDF and color capability are rapidly emerging as

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


market requirements for printers and other imaging devices. Some of our competitors have the capacity to supply these solutions, and some of their solutions are well-received in the marketplace. We face the challenges of developing products that will require greater color and image complexity capability including web-based documents, and to work with higher performing devices in networked environments. If we are unable to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market, our future results of operations could differ materially from current expectations.

         In the past, product delays in the Optical Storage Group have resulted primarily from difficulties in allocating engineering personnel among competing projects, engineering resource limitations, and unanticipated engineering complexity. Product delays in the Imaging Group, including our recently acquired business, have resulted from these same factors, as well as changing OEM customer product specifications, difficulties with independent contractors, and changing markets or competitive requirements. These or other factors may also contribute to future delays. The design complexity of our products, especially with the increased levels of integration that are required, have previously contributed to delays in completing development and introduction of new products in both of our markets. If we fail in our new product development efforts or our products fail to achieve market acceptance, our revenues will decline and our business, financial condition and results of operations will be suffer.

         Oak's Future Revenues Are Highly Dependent On Sales of Its CD-RW
         ----------------------------------------------------------------
Controller Product. Our future revenue will largely depend on the success of our
------------------
recently introduced and next generation CD-RW product as well as our Combo (combination DVD and CD-RW) product. We are no longer developing any CD-ROM controllers and since the early part of fiscal 1999, have instead been focusing our development efforts on controllers for CD-RW and Combo drives. We cannot predict whether these products or their successors will be competitive in the marketplace or carried into production by targeted customers. The current trend toward integrating increased speed and functionality on the CD-RW or Combo controller potentially adds to the development and manufacturing costs of producing the controller. Our revenues and gross margins from our optical storage controller products will depend on our ability to introduce integrated products for the CD-RW and Combo markets in a commercially competitive manner. Even if our CD-RW or Combo products prove to be competitive and are accepted by targeted customers, our customers and their products may not be successful. If our CD-RW product fails to achieve market acceptance, we will need other sources of revenue to offset the loss. In fiscal 2001, revenue generated from Oak's optical storage CD-RW business increased by 224%, compared to the previous year, primarily due to the ongoing success of products introduced in fiscal 2000 and the introduction of new CD-RW products in fiscal 2001. A decrease in the overall level of sales of, and prices for, Oak's older generation CD-RW controller product due to introductions of newer products by competitors, product obsolescence and delays in Oak's next generation CD-RW product, could also adversely affect on our business, financial condition and results of operation.

         Oak's Future Revenues Will Depend on Future Royalties from Shipment of
         ----------------------------------------------------------------------
OEM Devices. We anticipate that the royalty streams derived from OEMs' shipments
-----------
of office equipment containing Oak products, and the sale of related products and services to manufacturers of office equipment will account for a significant portion of our revenue for the foreseeable future, although not as significant as CD-RW for fiscal 2002. In order to assure that Oak will derive future royalty streams from the shipment of OEM devices, Oak and its OEMs are required to develop and release in a regular and timely manner new office products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and development costs to Oak and its OEMs. Our success will depend on, among other things, the rate at which OEMs serving the digital office market outsource their technology needs, market acceptance of our technology and products and the office devices of our OEMs; the ability of Oak and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by Oak; successful implementation of Oak's technology and products in new office devices being developed by its OEMs; and successful marketing of those devices by the OEMs.

         Oak's Markets Are Intensely Competitive and Experience Rapid
         ------------------------------------------------------------
Technological Change. We face intense competition in the markets in which we
--------------------
compete. We expect that the level of competition will increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or additional features. Our principal competitors in the optical storage market include MediaTek, Sanyo, Ricoh and Cirrus Logic. Our principal

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


competitors in the digital office market include Adobe Systems, Inc., Peerless Systems Corporation, Electronics for Imaging, Inc., and in-house, captive suppliers. We also expect increased competition from the merchant market in the future. Many of these existing competitors as well as those customers expected to compete in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we do. In addition, much of our success is dependent on the success of our OEM customers. Our OEM customers in both the optical storage and digital imaging markets compete fiercely with one another for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices.

         We anticipate that we will have to continue to lower the prices of many of our products to stay competitive. The markets for most of the applications for our products, especially in the optical storage market, are characterized by intense price competition. As the markets for these products mature and competition increases, as has been the trend for the optical storage, we anticipate that average sales prices on products will decline. If we are unable to reduce costs sufficiently to offset declines in average sales prices or are unable to successfully introduce new higher performance products with higher average sales prices, our operating results will suffer greatly.

         The future growth of the digital office market is highly dependent on OEMs' continuing to outsource an increasing portion of their product development work. While the trend toward outsourcing on the part of our OEM customers has accelerated in recent years, any reversal of this trend could seriously harm our business. Similarly, significant market trends leading to changes in the way our competitors do business may enable them to compete more effectively against Oak than they have in the past. Additionally, changes in strategy by our competitors, for example price reductions, new product introductions or new marketing/distribution methods, could make it more difficult for us to compete effectively, cause reduced market demand for our products or render our products obsolete.

         Oak and its OEM customers may be unable to compete successfully against current or future competitors. Competitive pressures faced by Oak and its customers may result in reduced revenues and profit margins and otherwise seriously harm our business, financial condition and results of operations.

         Oak May Be Unable To Protect Its Intellectual Property and Proprietary
         ----------------------------------------------------------------------
Rights, Which May Affect Its Ability to Compete. We consider our technology to
-----------------------------------------------
be proprietary and rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. However, these measures afford only limited protection. The steps that we take to protect our proprietary information may not be adequate to prevent misappropriation of our technology. For example, our competitors may be able to effectively design around our patents, or our patents may be challenged, invalidated or circumvented. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the rights granted under those patents may not necessarily provide competitive advantages. Moreover, while Oak holds or has applied for patents relating to the design of its products, some of its products are based in part on standards, for which it does not hold patents or other intellectual property rights. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely.

         While we intend to seek additional international and United States patents on our technology, it is possible that no additional patents may be issued from any of our applications that are pending or in the process of being prepared. Additional patents may not be issued in all countries where our products can be sold. Any claims allowed from pending applications or applications in preparation may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

         Oak also generally enters into confidentiality agreements with its employees and consultants and confidentiality and license agreements with its customers and potential customers. We generally limit access to and distribution of the source and object code of our software and other proprietary information. With respect to our page description language software and drivers for the digital office market and in limited circumstances with respect to firmware and drivers for our optical storage products, we grant licenses that give our customers access to and restricted use of the source code of our software. This increases the likelihood of misappropriation or misuse of our technology. Accordingly, despite our precautions, it may be possible for unauthorized third parties to copy certain portions of our technology or to obtain and use information that we regard as proprietary. The steps we take may not be adequate to prevent misappropriation of our technology or to provide an adequate remedy in the event of a breach or misappropriation by others. Furthermore, we may initiate claims or litigation against third parties for infringement of our

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


proprietary rights or to establish the validity of our proprietary rights and in the past has incurred significant legal expenses in connection with claims of this type we have initiated. Additionally, we may be required to defend and indemnify against third party infringement claims pursuant to terms of existing agreements with our customers. In January 2001, Samsung was notified by Pitney Bowes that its use of our RET technology infringed Pitney Bowes U.S. Patent No. 4,386,272. Oak is defending Samsung against this allegation of infringement pursuant to its indemnification obligation under an earlier license agreement between Samsung and XLI, a subsidiary of Oak.

         Any litigation by or against Oak could result in significant expense to Oak and divert the efforts of its technical and management personnel, whether or not that litigation results in a favorable determination for us. In the event of an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. We may not be able to develop new technology or license the infringing technology on reasonable terms, or at all. Any development or license of the technology could require us to expend substantial time and other resources.

         Oak May Be Unable To Obtain Third Party Intellectual Property Rights or
         -----------------------------------------------------------------------
May Be Liable For Significant Damages. Certain technology used in Oak's products
-------------------------------------
is licensed from third parties, and in connection with these licenses, Oak is required to fulfill confidentiality obligations and, in some cases, pay royalties. Some of our products require various types of copy protection software that we must license from third parties. Should we lose our rights to, or be unable to obtain the necessary copy protection software, we would be unable to sell and market these products. Oak's agreements with third parties often have no specified term and may be terminated by either party in the event of breach by the other. Our business could be adversely affected by the loss for any reason of these third-party agreements. Given the trend to include increasing levels of functionality on a chip, in the future it may be necessary or desirable for Oak to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured or sold by third parties with respect to some or all of its product offerings. However, those licenses or purchases may not be available on terms acceptable to Oak, if at all. If we are unable to enter into those license arrangements on acceptable terms or to maintain our current licenses on acceptable terms, our business, financial condition and results of operations could suffer.

         In addition, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Oak or its foundries may, from time to time, be notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. If necessary or desirable, we may seek licenses under those patents or other intellectual property rights. However, these licenses may not be offered or the terms of any offered licenses might not be acceptable to us. If we fail to obtain a license from a third party for technology used by Oak, we may incur substantial liabilities and suspend the manufacture of products or the use by our foundries of processes requiring the technology.

         Oak has historically indemnified its customers for certain costs and damages of patent infringement in circumstances where an Oak product is the factor creating the customer's infringement exposure. This practice generally excludes coverage in circumstances where infringement arises out of the combination of Oak products with products of others or where infringement arises based on modifications made by the customer to Oak's products. In January 2001, Samsung was notified by Pitney Bowes that its use of Oak's RET technology infringed Pitney Bowes U.S. Patent No. 4,386,272. Oak is defending Samsung against this allegation of infringement pursuant to its indemnification obligation under an earlier license agreement between Samsung and XLI, a subsidiary of Oak. This indemnification practice, however, could have a material adverse effect on the results of operations.

         Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able in any or every instance, to settle an alleged patent infringement claim through a cross-licensing arrangement. We have a more limited patent portfolio than many of our competitors. If a successful claim is made against Oak or its customers and a license is not made available to us on commercially reasonable terms or we

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

         Oak Depends on Third Party Foundries And Vendors to Manufacture
         ---------------------------------------------------------------
Products. Oak contracts with independent foundries to manufacture a majority of
--------
its products and with independent vendors to assemble and test these products. If we fail to adequately manage our relationships with these foundries and vendors, our ability to manufacture and sell our products and our results of operations would be negatively impacted. We rely on our foundries to allocate to us a portion of their foundry capacity sufficient to meet our needs to produce products of acceptable quality and with acceptable manufacturing yield and to deliver products to us in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. If these foundries fail or are unable to satisfy our product, quality and other requirements, our business, financial condition and results of operation could suffer.

         We also rely on third-party subcontractors to assemble and test our products. If these subcontractors fail to meet our production requirements, our business, financial condition and operating results would suffer.

         Our reliance on independent manufacturers and third party assembly and testing vendors involve a number of additional risks, including:

         o The loss of any foundry as a supplier;

         o Inability to expand foundry capacity in a period of increased demand for our products;

         o Inability to obtain timely and adequate deliveries from current or future suppliers;

         o Delays in shipments of our products resulting in delay;

         o Disruption of operations at any of our manufacturing facilities;

         o Product defects and the difficulty of detecting and remedying product defects resulting in a delay of shipment to customers or customer rejection;

         o The unavailability of, or interruption in access to, certain process technologies; and

         o Reduced control over delivery schedules, quality assurance and costs.

         Oak generally does not use multiple sources of suppliers for its products. As a result, the likelihood of and the consequences from the occurrence of these factors are magnified. In fiscal year 2001, Oak did not experience any material delays of its wafer deliveries from its primary manufacturer. While we believe we have sufficient capacity to meet our needs through calendar 2001, we have no firm commitments in place. We may not be able to secure capacity for our manufacturing needs or may experience delays in the future.

         Oak's Failure to Accurately Forecast Demand for Its Products Could
         ------------------------------------------------------------------
Negatively Impact Its Results of Operations. Under its foundry agreements, Oak
-------------------------------------------
is required to place non-cancelable orders and purchase its products on an approximately three-month rolling basis. Our customers, on the other hand, generally place purchase orders with us less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be cancelled, without significant penalty. This limits our ability to react to fluctuations in demand for our products. If we overestimate the product necessary to fill orders, or fail to foresee a technology change that could render a product obsolete, we will build excess inventories, which could harm our gross margins and operating results. If we underestimate the product necessary to fill orders, we may not be able to obtain an adequate supply of products which could harm our revenues. We have experienced inventory write-offs of our optical storage products in the past primarily due to unforeseen and rapid changes in our customers' demand, in particular speed changes, and consequently experienced rapid product obsolescence.

         Product supply and demand fluctuations common to the semiconductor industry are historically characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the addition of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in the first half of calendar year 2000, to the current condition of excess capacity. We cannot predict whether Oak

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


can or will achieve timely, cost-effective access to that capacity when needed, or if there will be a capacity shortage again in the future.

         Oak Derives A Large Portion of Its Revenues from International Sales,
         ---------------------------------------------------------------------
Depends on Foreign Subcontractors and is Subject to the Risks of Doing Business
-------------------------------------------------------------------------------
in Foreign Countries. A large portion of our revenues are derived from
--------------------
international sales. International sales, principally to Korea, Japan, Singapore and Europe, accounted for approximately 84%, 75% and 86%, of our net revenues for fiscal 2001, 2000 and 1999, respectively. Oak also depends on foreign subcontractors for the manufacture of its products. Most of our foreign sales and purchases are negotiated in US dollars, although invoicing is often done in local currency. As a result, we may be subject to the risks of currency fluctuations in the foreign countries in which we do business.

         Oak also is subject to other risks of conducting business outside of the United States. These risks include:

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

         o Potential hostilities;

         o Changes in government, diplomatic or trade relationships; and

         o Fluctuations in foreign currencies

         As an example, Oak's significant investment in foundry capacity in Taiwan exposes it to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and the People's Republic of China. We have several significant OEM customers in Japan, South Korea, and other parts of Asia. Adverse economic circumstances in Japan and elsewhere in Asia could affect these customers' willingness or ability to do business with Oak in the future or their success in developing and launching devices containing our products.

         Oak Depends on a Limited Number of Customers for a Substantial Portion
         ----------------------------------------------------------------------
of Its Revenues, and a Loss Of, or a Significant Reduction in Purchases By,
---------------------------------------------------------------------------
Current Major Customers which is not offset by a gain or, or a significant
--------------------------------------------------------------------------
increase in purchases by, new or current customers, Would Significantly Reduce
------------------------------------------------------------------------------
Oak's Revenues. A limited number of customers historically have accounted for a
--------------
substantial portion of Oak's net revenues. In fiscal 2001, 2000, and 1999, sales to our top ten customers accounted for approximately 82%, 78%, and 70%, respectively, of our net revenues. In fiscal 2001, LG Electronics accounted for 31% of total net revenues while in fiscal 2000, LG Electronics accounted for 26% of our net revenues, and Hewlett-Packard Company accounted for 16%. In fiscal 1999, Yamaha Corporation accounted for 17% and Mitsumi accounted for 10% of net revenues.

         We expect that sales to a limited number of customers will continue to account for a substantial portion of our net revenues for the foreseeable future. We do not have long-term purchase agreements with any of our customers. Customers generally purchase our products subject to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders or whether existing orders will be canceled. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. Our revenues from the Optical Storage Group will also depend on whether our OEM customers are successful in selling their optical drives both in aftermarket and to PC OEM customers. In part, to address this risk, we are continuing our efforts to increase penetration in existing large customers as well as engage new large OEM customers. For fiscal 2002 we have commitments and product plans from existing and new large customers to add volume so that overall, we currently expect our Optical Storage Group to have revenues in excess of $100 million and to have as many as four customers, including LG Electronics, who will each represent 10% or more of our optical storage revenues. Some of our customers have chosen, and may continue to choose, to award their design wins and business on a project by project basis to different vendors. For instance, while we have design

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


wins for several projects at LG Electronics, and we expect that it will continue to be a significant customer, due to competition among the drive manufacturers and changes being made in sourcing chipsets, we currently expect that our revenue from this customer will decline in fiscal 2002. The loss of, or a significant reduction in, purchases or commitments by current major customers which is not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition and results of operations. If sales to current customers cease or are reduced, we may be unable to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, we may not be able to qualify our independent foundries for potential new customers or do so in a timely manner.

         Oak Is A Defendant In Several Lawsuits. Oak and various of its current
         --------------------------------------
and former officers and directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired Oak common stock for the period from July 27, 1995 to May 22, 1996, alleging state securities law and other violations. Additionally, various of Oak's current and former officers and directors are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, Oak believes the class action and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible we may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in Oak's financial statements. Oak is also a party to various other legal proceedings, including a number of patent-related matters. In connection with these lawsuits, however, management time has been, and will continue to be, expended and Oak has incurred, and expects to continue to incur, substantial legal and other expenses.

         Oak Must Continue To Make Significant Capital Investments, And The
         ------------------------------------------------------------------
Inability to Raise the Additional Capital Necessary to Fund These Investments On
--------------------------------------------------------------------------------
Acceptable Terms Could Seriously Harm Our Business. In order to remain
--------------------------------------------------
competitive, Oak must continue to make investments in new facilities and capital equipment. Significant amounts of capital additions could be required in subsequent years. Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, we have entered into and will continue to consider various possible transactions, including various "take or pay" contracts that commit Oak to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require us to seek additional financing. We believe that existing liquid resources and funds generated from operations, if any, combined with the ability to borrow funds will be adequate to meet our operating and capital requirements and obligations into the foreseeable future. We may, from time to time, seek additional equity or debt financing. However, those funds, when needed, might not be available on terms that we find acceptable. Any future equity financing will also lead to dilution to existing shareholders.

         Oak May Make Future Acquisitions Or Enter Into Joint Ventures That May
         ----------------------------------------------------------------------
Not Be Successful. In the future, Oak may acquire additional businesses,
-----------------
products and technologies, or enter into joint venture arrangements, that could complement or expand its business. Acquisitions involve numerous risks including:

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

         In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance. Also, any future acquisitions could require Oak to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off in-process research and development and other acquisition-related expenses. Further, we may not be able to integrate acquired businesses, products or technologies with our existing operations. If we are

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)


unable to fully integrate an acquired business, product or technology, we may not receive the intended benefits of that acquisition.

         Oak Will Depend On Key Personnel To Manage Its Business, and the Loss
         ---------------------------------------------------------------------
of Any Key Personnel Could Seriously Harm Its Business. Our future performance
------------------------------------------------------
depends, to a significant degree, on the retention and contribution of members of Oak's senior management as well as other key personnel including highly skilled engineering and technical employees. In particular, it is important for Oak to retain the services of Young K. Sohn, our current president and chief executive officer. We continue to recruit financial, technical and operational personnel. Competition for these people is intense, and we may not be able to attract and retain qualified replacements or additional technical or operational personnel. We may not be successful in finding suitable replacements for any senior management personnel who may leave Oak.

         Provisions in Oak's Charter Documents And Rights Plan Could Make It
         -------------------------------------------------------------------
More Difficult To Acquire Oak And May Reduce The Market Price Of Oak Stock. Our
--------------------------------------------------------------------------
board of directors has the authority to issue up to 2.0 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock, may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Oak without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Oak, which could have an adverse effect on the market price of the stock. In addition, our charter documents do not permit cumulative voting and provide that our board of directors will be divided into three classes, each of which serves for a staggered three-year term, which may also make it more difficult for a third-party to gain control of the board of directors.

         In addition, 400,000 shares of our preferred stock are designated as series A junior participating preferred stock under a rights plan, commonly referred to as a "poison pill". Under certain circumstances involving a proposed change-in-control of Oak, the rights related to the series A junior participating preferred stock may be triggered, the effect of which may delay or prevent a third party from gaining control of or acquiring us.

         Oak's Business May be Affected by the Events of September 11, 2001. Our
         ------------------------------------------------------------------
business and operating results may differ materially from our expectations due to consequences attributable to the events that took place in New York City and Washington D.C. on September 11, 2001. We cannot predict the nature or effect on Oak of any future political or economic events and policies that may arise directly or indirectly as a result of those events. In addition, these events may continue to have a negative impact on the general emotions and psychology of the marketplace, which could cause our stock price to fluctuate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Most of Oak's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, Oak may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are re-measured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of Oak's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. Our strategy is to minimize its non-functional currency net assets or net liabilities in our foreign subsidiaries. Our policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of June 30, 2001, Oak had foreign currency forward exchange contracts to exchange Yen for approximately $1.2 million. Oak uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at June 30, 2001 and 2000, the effect on our consolidated financial statements would not be material. However, there could be a material effect on our financial statements in the future.

         Oak's cash equivalents and short-term investments ("debt and equity investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. Oak manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations, which mature within the next 24 months. In addition, Oak does not use investments for trading or other speculative purposes. Not withstanding the foregoing, due to the divestiture of the Broadband business in January 2000, we are in the unusual position of also holding an investment in 293,794 shares of Conexant Systems Inc. common stock which had an original book value of $68.05 per share. During fiscal 2001, Oak reduced the basis of this investment to a book value of $8.95 per share as a result of a permanent impairment in the market value of the common stock. This resulted in a charge to non-operating expenses of $17.4 million during the fourth quarter of fiscal 2001. This investment is classified as being held as an available-for-sale security. This is a highly volatile equity security with market valuations in the range of $7.07 to $132.00 since mid January 2000.

         Due to the short maturities of its investments, the carrying values generally approximate the fair value. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001 and 2000, the decline in the fair value of the portfolio would not be material. Further, Oak has the ability to hold its fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in income or cash flows.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Supplementary Data of Oak required by this item are set forth at the pages indicated at Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 5, 2001, Oak dismissed KPMG LLP as its independent accountants and engaged PricewaterhouseCoopers LLP as its new independent accountants. KPMG LLP had served as Oak Technology, Inc.'s (the "Company's") auditors and had advised the Company on Federal, State and local tax matters. The decision was made by the Audit Committee of the Board of Directors of the Company after an evaluation of services provided by a number of independent accounting firms as well as their knowledge of the industry.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning our directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement related to Oak's 2001 Annual Meeting of Stockholders, to be filed by Oak with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business -- Management" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the sections captioned "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:


                                                                           Page
                                                                           ----

      1       Financial Statements.

              Report of Independent Accountants..........................    48

              Independent Auditors' Report...............................    49

              Consolidated Balance Sheets - As of June 30, 2001 and 2000.    50

              Consolidated Statements of Operations - For the Three Year
                Period Ended June 30, 2001...............................    51

              Consolidated Statements of Stockholders' Equity - For the
                Three Year Period Ended June 30, 2001....................    52

              Consolidated Statements of Cash Flows - For the Three Year
                Period Ended June 30, 2001...............................    53

              Notes to Consolidated Financial Statements.................    54

      2       Financial Statement Schedule.  The following Financial
              Statement Schedule of the Registrant is filed as part of this report:

              Schedule II--Valuation and Qualifying Accounts.............    81

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

   10.29 Employment Agreement between Oak Technology Inc. and Young K. Sohn dated February 27, 1999(21)

   10.3    Loan agreement between Oak Technology Inc. and Young K. Sohn dated
           February 27, 1999(21)

   10.31   Oak Technology Inc. Executive Stock Option Plan(21)

   10.32 Letter Agreement dated January 22, 1999 between the Special Committee of the Board of Directors of Oak Technology, Inc. and David T. Tsang and Ta-Lin Hsu(21)

   10.33   Amendment to Option Agreement dated June 30, 1999 between Oak
           Technology Inc. and Taiwan Semiconductor Manufacturing Co., Ltd.(22)

   10.34   Agreement and Plan of Merger and Reorganization between Oak
           Technology, Inc., Vermont Acquisition Corp. and Xionics Document
           Technologies, Inc. dated July 29, 1999(22)

   23.1    Consent of Independent Accountants

   23.2    Consent of Independent Auditors

   24.1    Power of Attorney (signature page)

   ------------------------------------

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

(22) Incorporated herein by reference to the Exhibit with the same number filed with the Company's Registration Statement No. 333-92541 on Form S-4 dated December 10, 1999.

  +  Previously Filed

  *  Indicates Management incentive plan.

 ** Confidential treatment granted and/or requested as to portions of the Exhibit.


(b) Reports on Form 8-K.

         The Company filed Current Reports on Form 8-K on June 12, 2001 and July 24, 2001.


Trademark Acknowledgments


         Oak Technology, Inc. and the Oak logo are registered trademarks of the Company. Pixel Magic, XLI Corporation, iDSP, iCodec, and iRET, are trademarks of the Company.

         All other brand names or trademarks appearing in the Annual Report on Form 10-K are the property of their respective owners.

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Oak Technology, Inc:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oak Technology, Inc. and its subsidiaries at June 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14 (a)(1) on page 43 for the year ended June 30, 2001 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

San Jose, California
July 20, 2001

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Oak Technology, Inc.:


We have audited the accompanying consolidated balance sheet of Oak Technology, Inc. and subsidiaries (the Company) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule II "Valuation and Qualifying Accounts", insofar as it relates to the two-year period ended June 30, 2000. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oak Technology, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Mountain View, California
July 24, 2000


                                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except per share and share data)

                                                                                            June 30,
                                                                                 -----------------------------
                                                                                    2001               2000
                                                                                    ----               ----

                                                      ASSETS

Current assets:
     Cash and cash equivalents............................................         $ 25,141           $ 19,100
     Short-term investments...............................................           98,887            101,704
     Accounts receivable, net of allowance for doubtful accounts of $3,198
         and $671, respectively...........................................           18,347             18,294
     Inventories..........................................................            6,626             20,137
     Prepaid expenses and other current assets............................            6,884             11,658
                                                                                   --------           --------
         Total current assets.............................................          155,885            170,893
Property and equipment, net...............................................           18,448             19,738
Intangible assets, net....................................................           29,337             44,053
Other assets..............................................................              569              1,716
                                                                                   --------           --------
Total assets..............................................................         $204,239           $236,400
                                                                                   ========           ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long-term debt..................         $     --           $      7
     Accounts payable.....................................................            8,161             20,062
     Accrued expenses.....................................................           13,680             11,357
     Deferred revenue.....................................................            4,337              2,857
                                                                                   --------           --------
         Total current liabilities........................................           26,178             34,283
Deferred income taxes.....................................................               --                697
Other long-term liabilities...............................................              318                110
                                                                                   --------           --------

Total liabilities.........................................................           26,496             35,090
                                                                                   --------           --------

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
     Preferred stock, $0.001 par value; 2,000,000 shares authorized; none
         issued and outstanding as of June 30, 2001 and 2000..............               --                 --
     Common stock, $0.001 par value; 130,000,000 shares authorized at June
         30, 2001 and 2000; 58,628,451 shares issued and 54,330,971 shares outstanding as of June 30, 2001; and 55,059,984 shares issued and
         52,677,504 shares outstanding as of June 30, 2000................               59                 55
     Additional paid-in capital...........................................          229,280            217,357
     Treasury stock.......................................................          (23,273)           (11,257)
     Retained earnings (deficit)..........................................          (29,461)             1,171
     Accumulated other comprehensive income (loss)........................            1,138             (6,016)
                                                                                   --------           --------
         Total stockholders' equity.......................................          177,743            201,310
                                                                                   --------           --------
Total liabilities and stockholders' equity................................         $204,239           $236,400
                                                                                   ========           ========

See accompanying notes to consolidated financial statements.




                                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share and share data)

                                                                                 Year Ended June 30,
                                                                     -----------------------------------------
                                                                       2001            2000             1999
                                                                       ----            ----             ----
Revenues:
   Product revenues.............................................       $141,294        $ 65,348        $ 64,965
   Software and other revenues..................................         34,889          21,107           6,086
                                                                       --------        --------        --------

     Total revenues.............................................        176,183          86,455          71,051

Cost of revenues and operating expenses:
   Cost of product revenues.....................................         85,706          34,577          38,095
   Cost of software and other revenues..........................          6,401           6,343           1,524
   Research and development expenses............................         50,628          49,151          46,165
   Selling, general, and administrative expenses................         36,607          33,159          35,110
   Amortization of intangibles..................................         14,716          10,516           4,942
   Restructuring charges........................................          1,765           3,285              --
   Acquired in-process research and development.................             --          10,533           7,161
                                                                       --------        --------        --------

     Operating loss.............................................        (19,640)        (61,109)        (61,946)

Gain on sale of business unit...................................             --          22,075              --
Impairment loss.................................................        (17,371)             --              --
Other non-operating income, net.................................          8,429           6,172           5,530
                                                                       --------        --------        --------

Loss before income taxes........................................        (28,582)        (32,862)        (56,416)
Income tax expense (benefit)....................................          2,050              --          (5,747)
                                                                       --------        --------        --------

Net loss........................................................       $(30,632)       $(32,862)       $(50,669)
                                                                       ========        ========        ========

Net loss per share -- basic and diluted.........................       $  (0.56)       $  (0.71)       $  (1.24)
                                                                       ========        ========        ========

Weighted average common and potential common shares used in
   computing basic and diluted net loss per share...............         54,274          46,057          40,819
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





                                            OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (in thousands)


                             Common Stock                Treasury Stock                 Accumulated
                          ------------------ Additional -----------------   Retained       Other         Total
                          Number of $.001 Par Paid-In   Number of           Earnings   Comprehensive Stockholders'  Comprehensive
                           Shares    Value    Capital    Shares    Cost    (Deficit)   Income (Loss)    Equity          Loss
                           ------    -----    -------    ------    ----   -----------  -------------    ------          ----
Balances, June 30, 1998..    42,291    $42   $163,172   (1,142)  $(6,708)    $ 84,702           --     $241,208

Net loss and
   comprehensive loss....        --     --         --       --        --      (50,669)          --      (50,669)      $(50,669)
                                                                                                                      ========
Repurchase of common             --     --         --     (859)   (2,729)          --           --       (2,729)
   stock.................
Exercise of stock options       346     --        713       --        --           --           --          713
Employee stock purchase
   plan..................       280     --        899       --        --           --           --          899
                             ------   ----   --------   ------  --------     --------     --------     --------
Balances, June 30, 1999..    42,917     42    164,784   (2,001)   (9,437)      34,033           --      189,422
Net loss.................        --     --         --       --        --      (32,862)          --      (32,862)      $(32,862)
Other comprehensive loss
   - change in net
   unrealized loss on
   investments...........        --     --         --       --        --           --       (6,016)      (6,016)        (6,016)
                                                                                                                      --------
Comprehensive loss.......                                                                                             $(38,878)
                                                                                                                      ========
Repurchase of common             --     --         --     (381)   (1,820)          --           --       (1,820)
   stock.................
Issuance of common stock
   in connection with
   purchase of Xionics        9,483     10     45,163       --        --           --           --       45,173
   Document Technologies.
Exercise of stock options     2,216      2      6,057       --        --           --           --        6,059
Employee stock purchase
   plan..................       444      1      1,353       --        --           --           --        1,354
                             ------   ----   --------   ------  --------     --------     --------     --------
Balances, June 30, 2000..    55,060     55    217,357   (2,382)  (11,257)       1,171       (6,016)     201,310

Net loss.................        --     --         --       --        --      (30,632)          --      (30,632)      $(30,632)
Other comprehensive
   income -  change in
   net unrealized gain

   on investments, net
   of realized losses....        --     --         --       --        --           --        7,154        7,154          7,154
                                                                                                                      --------
Comprehensive loss.......                                                                                             $(23,478)
                                                                                                                      ========
Repurchase of common             --     --         --   (1,915)  (12,016)          --           --      (12,016)
   stock.................
Exercise of stock options     3,379      3     10,206       --        --           --           --       10,209
Employee stock purchase
   plan..................       189      1      1,717       --        --           --           --        1,718
                             ------   ----   --------   ------  --------     --------     --------     --------
Balances, June 30, 2001..    58,628   $ 59   $229,280   (4,297) $(23,273)    $(29,461)    $  1,138     $177,743
                             ======   ====   ========   ======  ========     ========     ========     ========


See accompanying notes to consolidated financial statements.




                                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                                  Year Ended June 30,
                                                                      -------------------------------------------
                                                                        2001             2000             1999
                                                                        ----             ----             ----
Cash flows from operating activities:
Net loss........................................................      $  (30,632)      $  (32,862)      $  (50,669)
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
   Depreciation and amortization................................          22,557           17,459           12,411
   Gain on sale of business.....................................              --          (22,075)              --
   Acquired in-process technology...............................              --           10,533            7,161
   Loss on equity method investments, net.......................              --            1,863              194
   Impairment loss on equity securities                                   17,371               --               --
   Restructuring charges........................................              --            1,270               --
   Foundry deposit reserve adjustments..........................              --              700            2,800
   Loss on disposal of fixed assets.............................              31            1,381            1,293
   Deferred income taxes........................................          (1,086)            (741)           4,187

Changes in operating assets and liabilities:
   Accounts receivable..........................................             (53)          (5,247)           9,354
   Inventories..................................................          13,511          (18,318)           5,739
   Foundry deposits.............................................              --            9,061            1,554
   Prepaid expenses, other current assets and other assets......           6,310            1,606             (153)
   Accounts payable and accrued expenses........................          (9,578)          19,306           (4,156)
   Income taxes payable, deferred revenue and other liabilities.           1,688           (2,487)            (226)
                                                                      ----------       ----------       ----------
     Net cash provided by (used in) operating activities........          20,119          (18,551)         (10,511)
                                                                      ----------       ----------       ----------

Cash flows from investing activities:
Purchases of short-term investments.............................        (126,495)        (193,870)        (114,021)
Proceeds from matured short-term investments....................         119,095          219,853           57,740
Additions to property and equipment, net........................          (6,582)          (4,566)          (5,998)
Other acquisitions and equity investments.......................              --           (4,281)              --
Proceeds from sale of business unit.............................              --            4,900               --
Acquisition of Xionics, net of cash acquired....................              --           (9,453)              --
Acquisition of ViewPoint, Inc., net of cash acquired............              --               --           (9,467)
Acquisition of XLI Inc. common stock............................              --               --           (3,675)
Payment of certain XLI, Inc. liabilities at acquisition date....              --               --           (2,094)
Proceeds from sale of foundry venture...........................              --               --           51,234
                                                                      ----------       ----------       ----------
     Net cash provided by (used in) investing activities........         (13,982)          12,583          (26,281)
                                                                      ----------       ----------       ----------

Cash flows from financing activities:
Issuance of debt................................................              --               --            3,773
Repayment of debt...............................................              (7)             (23)          (6,167)
Treasury stock acquisition......................................         (12,016)          (1,820)          (2,729)
Issuance of common stock........................................          11,927            7,411            1,612
                                                                      ----------       ----------       ----------
     Net cash provided by (used in) financing activities........             (96)           5,568           (3,511)
                                                                      ----------       ----------       ----------

Net increase (decrease) in cash and cash equivalents............           6,041             (400)         (40,303)
Cash and cash equivalents, beginning of period..................      $   19,100       $   19,500       $   59,803
                                                                      ==========       ==========       ==========
Cash and cash equivalents, end of period........................      $   25,141       $   19,100       $   19,500
                                                                      ==========       ==========       ==========

Supplemental information:
Cash paid during the period:
   Interest.....................................................      $       59       $       --       $       52
                                                                      ==========       ==========       ==========
   Income taxes.................................................      $    1,792       $       --       $       --
                                                                      ==========       ==========       ==========
Equity securities received in sale of business..................      $       --       $   20,000       $       --
                                                                      ==========       ==========       ==========
Fair value of stock options assumed in Xionics acquisition.           $       --       $    8,380       $       --
                                                                      ==========       ==========       ==========
Fair value of stock issued for Xionics acquisition..............      $       --       $   36,793       $       --
                                                                      ==========       ==========       ==========

See accompanying notes to consolidated financial statements.



                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      THE COMPANY

         Oak Technology, Inc. and subsidiaries ("Oak" or the "Company") designs, develops and markets high performance integrated semiconductors, software and platform solutions to original equipment manufacturers ("OEMs") worldwide that serve the optical storage, and digital imaging equipment markets. The Company's products consist primarily of integrated circuits and supporting software and firmware, all designed to store and distribute digital content, thereby enabling its OEM customers to deliver cost-effective, powerful systems to the end user for the home and enterprise. The Company contracts with independent foundries to manufacture all of its products, enabling the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. The Company's mission is to be a leading solution provider for the storage and distribution of digital content.

         The Company's operations are organized along its two market-focused groups: the Optical Storage Group and the Imaging Group. The Imaging Group comprises the combination of the Company's earlier acquisition of Xionics Document Technologies, Inc. and its Pixel Magic subsidiary, serving the digital imaging equipment market.

         The Company was originally incorporated in California in 1987 and was reincorporated in Delaware in 1994. The Company has facilities in: Woburn, Massachusetts; San Diego, California; Austin, Texas; Tucson, Arizona; Taipei, Taiwan; Yokohama City Kanagawa and Osaka Japan; Seoul, Korea; Manchester, England; Dortmund, Germany; and Shenzhen, China.


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

         The Company accounts for its investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. The Company has classified all securities held at June 30, 2001 and June 30, 2000 as available-for-sale securities. Such securities are reported at fair value with unrealized gains or losses, if material, included in other comprehensive income and reported as a separate component of stockholders'

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
equity. Realized gains and losses are reported as a component of other non-operating income or loss.


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


         Derivative Instruments and Hedging Activities

         The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign currency denominated accounts receivables or fixed sales commitments. The Company does not enter into foreign exchange contracts for speculative or trading purposes. As of June 30, 2001, the Company had short-term foreign currency exchange contracts with face values of approximately $1.2 million to purchase U.S. Dollars with Japanese Yen for accounts receivables denominated in Japanese Yen and fixed purchase commitments. The impact of recording the fair values of the forward contracts and unrealized gains or losses in the accounts receivable was not material for the periods presented.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was effective for the Company's fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 during fiscal 2001 effective as of the beginning of the year. The adoption did not have a significant impact on the consolidated financial statements.


         Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments are primarily in money market accounts, certificates of deposit, corporate notes and US government obligations. The Company's short-term investments have maturities ranging from 2001 through 2003. Also included in cash and cash equivalents as of June 30, 2001 and 2000, are approximately $7,213,000 and $4,000,000, respectively, in accounts with foreign banks and financial institutions primarily in Taiwan, Japan, and Germany. The Company periodically discounts notes receivable with recourse due from some customers with banks in Japan. As of June 30, 2001 and 2000, the Company had no discounted notes receivable outstanding.

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


         Equity Investments

         Where the Company has investments in which it has the ability to exercise significant influence over operating and financial policies, these investments are accounted for using the equity method. Accordingly, the Company's share of the income/(loss) in these investments is included in other operating income.


         Long-Lived Assets

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

         The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board
(APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under performance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in stock price for a sustained period, and our market capitalization relative to net book value. When the Company determines that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         Revenue Recognition

         Product revenue is recognized upon shipment to credit worthy customers. Provisions for sales returns and allowances are estimated and provided at the time of shipment.

         Software and other revenues include software license fees, services, software maintenance and royalty revenues. Software and other revenues originate primarily from the business operations which were acquired from Xionics on January 11, 2000.

         Revenue from transactions involving the Company's software products is accounted for in accordance with Statement of Position ("SOP") 97-2 and SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements". SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on relative fair values of the elements. The determination of the fair value is based on evidence that is specific to the vendor. When the Company does not have evidence of the fair value for one or more of the delivered elements in a multiple-element arrangement, the residual method is applied to recognize revenue. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. When the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

         Revenue from software is recognized upon shipment of software and related documentation, based upon fixed price purchase orders from customers provided there are no obligations remaining and collectibility of the receivable is reasonably assured. Revenue from software maintenance contracts is deferred and recognized ratably as it is earned over the term of the contract, generally one year. Unearned software maintenance revenue is included in deferred revenue. In addition, deferred revenue includes certain prepaid royalties and advance billings under software development contracts for services not yet performed. Service revenue and royalty revenue are recognized as the service is performed and the royalty is earned. The Company recognizes revenue under agreements for non-recurring engineering services as provided for in either per diem contracts or by using the percentage of completion method of accounting based on the ratio of actual labor hours incurred to total estimated labor hours for individual fixed price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident or estimatable. During the period from the acquisition of Xionics on January 11, 2000 until the end of fiscal 2001, no material contract loss reserves for uncompleted contracts have been provided.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition" in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during fiscal 2001, effective as of the beginning of the year. The impact of the adoption was not significant to the consolidated financial statements.


         Foreign Currency Translation and Transactions

         The majority of the Company's purchasing and sales transactions are denominated in US dollars, which is considered to be the functional currency of the Company and its subsidiaries. Certain sales to customers in Japan and Taiwan are invoiced in local currencies. Monetary assets and liabilities of the Company's foreign subsidiaries are remeasured into U.S. dollars from the local currency at rates in effect at period-end and non-monetary assets and liabilities are remeasured at historical rates. Revenues and expenses are remeasured at average rates during the period. Gains and losses arising from the remeasurement of local currency financial statements are included in other non-operating income.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         Stock-Based Compensation

         The Company accounts for stock option grants, as permitted by SFAS No. 123, Accounting For Stock-Based Compensation, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting For Stock Issued To Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. In accordance with SFAS No. 123, the Company discloses pro forma loss and pro forma loss per share amounts assuming the Company had accounted for employee stock option grants using the fair value-based method defined in SFAS No. 123.

         In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. The Company adopted this interpretation during fiscal 2001, effective as of the beginning of the year. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.


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


         Net Loss Per Share

         Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period, using the treasury stock method for options and warrants. The computation of diluted net loss per share excludes common equivalent shares since they are anti-dilutive in a loss period.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods presented (in thousands except per share amounts):

                                                     Years Ended June 30,
                                              ---------------------------------
                                                2001        2000         1999
                                                ----        ----         ----
Net loss...................................   $(30,632)    $(32,862)   $(50,669)
                                              ========     ========    ========
Shares:
     Weighted average common shares........     54,274       46,057      40,819
     Dilutive stock options and other
       common stock equivalents............         --           --          --
                                              --------     --------    --------

         Dilutive potential common shares..     54,274       46,057      40,819
                                              ========     ========    ========

Loss per share:

     Basic.................................   $  (0.56)    $  (0.71)   $  (1.24)
                                              ========     ========    ========
     Diluted...............................   $  (0.56)    $  (0.71)   $  (1.24)
                                              ========     ========    ========





         All outstanding options and warrants were excluded from dilutive earnings per share calculation because of their anti-dilutive impact on the Company's loss per share.

         Comprehensive Loss

         The components of comprehensive loss, as required by SFAS 130 in fiscal 2001 and 2000 were due entirely to net unrealized losses on short-term investments (see Note 3) and as presented in the Statement of Stockholder's Equity. In fiscal 1999, there were no differences between comprehensive loss and net loss.

         Reclassifications

         Certain prior year items have been reclassified to be consistent with current year presentation. The reclassifications have no effect on previously disclosed net loss or stockholders' equity.


         Recently Issued Accounting Standards

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact SFAS 142 will have on its financial position and results of operations.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(3)      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         As of June 30, 2001, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                      Estimated
                                                       Unrealized       Fair
                                             Cost         Gain          Value
                                             ----         ----          -----
Money market funds....................      $ 25,141     $    --       $ 25,141
Certificates of deposit...............           517          --            517
Corporate notes.......................        46,119         447         46,566
US government obligations.............        48,484         691         49,175
Equity securities.....................         2,629          --          2,629
                                            --------     -------       --------
                                            $122,890     $ 1,138       $124,028
                                            ========     =======       ========


         As of June 30, 2001, approximately $31.6 million of these investments had contractual maturities within one year and approximately $92.4 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):


Cash and cash equivalents.......................................       $ 25,141
Short-term investments..........................................         98,887
                                                                       --------
                                                                       $124,028
                                                                       ========


         Due to the divestiture of the Broadband business in January 2000, the Company has an investment in 293,794 shares of Conexant Systems Inc. common stock which had an original book value of $68.05 per share. During fiscal 2001, the Company reduced the basis of this investment to a book value of $8.95 per share as a result of an impairment in the market value of the common stock which the Company believes is other than temporary. This resulted in a charge to non-operating expenses of $17.4 million during fiscal 2001.


         As of June 30, 2000, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                      Estimated
                                                       Unrealized       Fair
                                             Cost         Gain          Value
                                             ----         ----          -----
Money market funds....................      $ 18,649     $    --       $ 18,649
Certificates of deposit...............           532          --            532
Corporate notes.......................        46,477        (263)        46,214
US government obligations.............        41,162         (39)        41,123
Equity securities.....................        20,000      (5,714)        14,286
                                            --------     -------       --------
                                            $126,820     $(6,016)      $120,804
                                            ========     =======       ========



         As of June 30, 2000, approximately $22.4 million of these investments had contractual maturities within one year and approximately $98.4 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):


Cash and cash equivalents.......................................       $ 19,100
Short-term investments..........................................        101,704
                                                                       --------
                                                                       $120,804
                                                                       ========


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(4)      INVENTORIES

         Inventories consisted of the following (in thousands):

                                                          June 30,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----
Purchased materials and work in process....      $ 3,724           $16,193
Finished goods.............................        2,902             3,944
                                                 -------           -------
                                                 $ 6,626           $20,137
                                                 =======           =======



(5)      PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following (in thousands):


                                                          June 30,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----
Land...........................................   $ 3,487           $ 3,487
Building, vehicles and leasehold improvements..     3,017             2,509
Computers, equipment and purchased software....    38,155            44,526
Furniture and fixtures.........................     2,723             1,584
                                                  -------           -------
                                                   47,382            52,106
Less accumulated depreciation and amortization.   (28,934)          (32,368)
                                                  -------           -------
                                                  $18,448           $19,738
                                                  =======           =======


(6)      INTANGIBLE ASSETS

         Intangible assets consisted of the following (in thousands):


                                                          June 30,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----
Purchased technology...........................  $29,094           $29,094
Goodwill.......................................   20,328            20,328
Other intangibles..............................    6,309             6,309
                                                 -------           -------
                                                  55,731            55,731
Accumulated amortization.......................  (26,394)          (11,678)
                                                 -------           -------
                                                 $29,337           $44,053
                                                 =======           =======


         At June 30, 2001 and 2000, intangible assets consisted of purchased technology, goodwill and other miscellaneous intangibles acquired via a series of acquisitions including Xionics, Viewpoint, XLI and Odeum. Purchased technology and other specific intangibles such as acquired workforce, patents, tradename and other miscellaneous acquisition expenses have been identified via independent fair value appraisals. Goodwill represents the excess purchase price over the fair value of assets acquired. See Note 11 for a more in-depth

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
discussion of each acquisition. All intangible assets are being amortized over a period of three to five years from the respective dates of acquisition.


(7)      OTHER ASSETS

         Other assets consisted of the following (in thousands):

                                                          June 30,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----
Note receivable from officer (see Note 19).....  $    --           $ 1,333
Deposits.......................................      542               383
Other..........................................       27                --
                                                 -------           -------
                                                 $   569           $ 1,716
                                                 =======           =======


(8)      ACCRUED EXPENSES

         Accrued expenses consisted of the following (in thousands):

                                                          June 30,
                                                   ----------------------
                                                   2001              2000
                                                   ----              ----
Compensation and benefits related items........   $ 5,366           $ 4,420
Accrued legal and other fees...................       365             1,017
Taxes payable..................................     1,503               140
Royalties......................................       139             1,353
Restructuring (see Note 17)....................       831             1,270
Other..........................................     5,476             3,157
                                                  -------           -------
                                                  $13,680           $11,357
                                                  =======           =======



(9)      NOTES PAYABLE AND LONG-TERM DEBT

         The Company has established a revolving credit line with two Taiwanese financial institutions. Under these arrangements, the Company may borrow up to an aggregate amount of approximately $7.7 million subject to annual renewal without collateral. As of June 30, 2001 and 2000, there were no borrowings outstanding at any financial institution. At June 30, 2000, a capital lease obligation of $7,000 was outstanding which was subsequently paid. There were no outstanding capital lease obligations at June 30, 2001.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(10)     OTHER NON-OPERATING INCOME

         Non-operating income, net consisted of the following (in thousands):


                                                          June 30,
                                              ---------------------------------
                                              2001          2000         1999
                                              ----          ----         ----

Interest income.........................     $ 8,009      $ 6,555     $ 5,617
Interest expense........................         (59)         (32)        (52)
Foreign currency (loss)/gain............        (207)         760         147
Loss on equity method investments.......          --       (1,863)       (368)
Other income............................         686          752         186
                                             -------      -------     -------
                                             $ 8,429      $ 6,172     $ 5,530
                                             =======      =======     =======



(11)     ACQUISITIONS, DIVESTITURES AND INVESTMENTS

         Acquisitions

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

         The valuation of the acquired in-process research and development used by the Company was supported by independent fair valuation studies. The estimated value of in-process research and development was derived using the "Income Approach", which values an asset based on future cash flows that could potentially be generated by the asset over its estimated useful life. The future cash flows were discounted to their present value utilizing a discount rate of 14%. The amounts of the purchase price technology assigned to the fair values of

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
in-process research and development and purchased technology represent management's best estimate. The Company did not anticipate any material changes from historical pricing, margins and expense levels in its valuation assumptions.

         In addition to the $9.9 million charge taken, approximately $45.8 million (representing the fair value of net intangible assets acquired in the merger) has been recorded as intangible assets on the Company's balance sheet and is being amortized over three to five years. The $45.8 million is made up of $18.6 million in purchased technology, $18.9 million in Goodwill and $8.3 million in other miscellaneous intangible assets including Acquired Workforce, Patents, Tradename and certain acquisition costs. The transaction has been accounted for under the purchase method of accounting, and accordingly, the financial statements include the results of operations of Xionics form the date of acquisition.

         The amounts and components of the purchase price and the allocation of the purchase price to assets purchased are as follows (in thousands):


Cash                                                            $34,715
Common stock................................................     36,793
Fair value of Xionics stock options assumed.................      8,380
                                                                -------
     Total purchase price...................................    $79,888
                                                                =======

Fair value of net tangible assets of Xionics................    $24,187
Intangible assets and goodwill..............................     45,843
Purchase of in-process research and development.............      9,858
                                                                -------
     Total net tangible and intangible assets acquired......    $79,888
                                                                =======



         The following unaudited pro forma financial information presents the combined results of operations of Oak and Xionics as if the acquisition had occurred as of the beginning of fiscal 2000 and 1999, after giving effect to

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
certain adjustments, including amortization of intangibles. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.


                                                               June 30,
                                                       ------------------------
                                                         2000            1999
                                                         ----            ----
In thousands except for per share data:
Pro forma revenues..................................   $104,721        $102,454
Pro forma net loss..................................   $(35,682)       $(59,575)
Pro forma basic and diluted loss per share..........   $  (0.68)       $  (1.18)




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


         Equity Investments

         On April 30, 1998, the Company entered into several agreements with Omni Peripherals Pte. Ltd., a private Singaporean company ("Omni") and two other investors pursuant to which the Company acquired a preferred equity interest in Omni. Omni was incorporated in Singapore on January 2, 1996, and has been in the business of designing, developing, and marketing mechatronics modules for optical storage drives. As of June 30, 2000 Omni had ceased operations and was in the process of liquidating it's assets. Oak continues to have an interest and rights in a portion of the Intellectual property of Omni. However, the book value of these assets has now been fully written-off.

         During the second quarter of fiscal 2000 the Company made an equity investment in a start-up venture, Earjam.com, with a first payment of approximately $1.0 million for a minority equity position. The Company recorded a charge of $0.2 million against earnings in the second fiscal quarter of 2000 to write-off the amount of the investment allocated to in-process research and development. In January 2000, the Company made an additional $2.0 million payment in Earjam.com during the third quarter of fiscal 2000 and recorded an additional special charge of $0.3 million in the third fiscal quarter of 2000 to write-off the remaining amount of the investment allocated to in-process

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
research and development. The amounts allocated to the in-process research and development charges during the second and third quarters of fiscal 2000 were determined through an established valuation technique used in the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition, because technological feasibility had not been established and no alternative uses exist. The investment has been accounted for under the equity method of accounting. Although the companies are continuing to work together, as of June 30, 2000, due to a shift in the sentiment of the equity markets with respect to financing internet based start-up ventures and concerns about Earjam.com's ability to finance ongoing operations, the Company decided to record an other than temporary impairment reserve against the remaining book value of this investment.


         Divestiture

         On June 21, 2000, the Company received notice that a company in which it held a small equity investment had been sold. The Company had indirectly acquired this equity interest through the acquisition of Xionics and valued it at fair market value on the date of acquisition. Subsequent to the acquisition, significant economic events occurred that resulted in an increase in the fair value of the investment. Under the terms of the sales agreement, Oak recorded a receivable for $2.6 million in other current assets which was subsequently received and a gain in other income of $1.2 million.

         On January 19, 2000, the Company announced the sale of its broadband business group located in the United Kingdom and associated intellectual property in the United States to Conexant Systems, Inc. Under the terms of the agreement, Oak received $24.9 million in cash and 293,794 shares of Conexant Systems Inc. common stock which had an original book value of $68.05 per share. The Company realized a gain of $22.1 million from the sale. During fiscal 2001, the Company reduced the basis of the shares of Conexant Systens Inc. common stock to a book value of $8.95 as a result of an impairment in the market value of the common stock which the Company believes is other than temporary. This resulted in a charge to non-operating expenses of $17.4 million during fiscal 2001.


 (12)    INCOME TAXES

         The components of the income tax expense (benefit) are as follows (in thousands):

                                                          June 30,
                                              ---------------------------------
                                              2001          2000         1999
                                              ----          ----         ----
Current:
   Federal...............................    $   120      $    --      $(10,261)
   State.................................         --            2             2
   Foreign...............................      3,016          739           325
Deferred:
   Federal...............................         --           --         4,501
   State.................................         --           --           865
   Foreign...............................     (1,086)        (741)       (1,179)
                                             -------      -------      --------
Total income tax expense (benefit).......    $ 2,050      $    --      $ (5,747)
                                             =======      =======      ========


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         The domestic and foreign components of the net loss before income taxes is as follows (in thousands):


                                                          June 30,
                                              ---------------------------------
                                              2001          2000         1999
                                              ----          ----         ----
US net loss before income taxes..........    $(32,313)    $(31,102)   $(52,643)
Foreign net income (loss) before income
  taxes..................................       3,731       (1,760)     (3,773)
                                             --------     --------    --------
Net loss before income taxes.............    $(28,582)    $(32,862)   $(56,416)
                                             ========     ========    ========



         A reconciliation between the income tax expense (benefit) computed at the federal statutory rate and the effective tax rate is as follows (in thousands):



                                                          June 30,
                                              ---------------------------------
                                              2001          2000         1999
                                              ----          ----         ----
Benefit at federal statutory tax rate....    $(10,003)    $(11,502)   $(19,181)
State income tax, net of federal benefit.          --            2         867
Rate differential on foreign income......         662           (2)        428
Goodwill amortization....................       1,603          797          --
Utilization of prior year net operating
  loss...................................      (2,580)          --          --
Valuation allowance......................      12,368       10,705      12,139
                                             --------     --------    --------
Total income tax expense (benefit).......    $  2,050     $     --    $ (5,747)
                                             ========     ========    ========



         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                              June 30,
                                                     ------------------------
                                                        2001          2000
                                                        ----          ----
Deferred Tax Assets:

   Various reserves and accruals...............      $  7,620        $  3,978
   Acquired intangibles........................         4,597           5,992
   Net operating loss carryforwards............        44,920          26,488
   Tax credits.................................        18,482          11,636
   Other.......................................           651             256
                                                     --------        --------
   Total gross deferred tax assets.............        76,270          48,350
   Less valuation allowance....................       (68,781)        (38,835)
                                                     --------        --------
   Gross deferred tax assets, net of valuation
     allowance.................................         7,489           9,515
Deferred Tax Liabilities:
   Acquired intangibles........................        (5,705)         (8,682)
   Fixed assets depreciation differences.......        (1,395)           (833)
   Other.......................................            --            (697)
                                                     --------        --------
   Total gross deferred tax liabilities........        (7,100)        (10,212)
                                                     --------        --------
   Net deferred tax assets (liabilities).......      $    389        $   (697)
                                                     ========        ========



         The Company has set up a valuation allowance of $68,781,000 as of June 30, 2001. Based upon the results of the current year operations, the Company's projected operating results, and all other available objective information, the Company's management does not believe it is more likely than not that sufficient future taxable income will be generated to sufficiently realize all of the net deferred tax assets. Included in the valuation allowance as of June 30, 2001 and 2000 are tax benefits attributable to noncompensatory stock options of $26,724,000 and $9,055,000 which, when realized, will be a credit to additional paid-in-capital, respectively.

         As of June 30, 2001 and 2000, the Company has federal and state net operating loss ("NOL") carryforwards of approximately $109,521,000 and $67,005,000, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in fiscal year 2019. Approximately $7,980,000 of the net operating loss is attributable to the acquisition of Xionics, which is subject to an annual limitation from ownership change of $5,000,000. As of June 30, 2001 and 2000, the Company has state net operating loss carryforwards of approximately $73,240,000 and $31,486,000, respectively. State net operating loss carryforwards expire in fiscal years 2004 through 2006.

         As of June 30, 2001 and 2000, the Company has federal research and experimentation credit carryforwards of approximately $7,442,000 and $5,726,000, respectively, which expire from 2013 to 2020. As of June 30, 2001 and 2000, the Company also has state research and experimentation tax credit carryforwards of approximately $6,334,000 and $4,247,000, respectively, which will be carried forward indefinitely.

         As of June 30, 2001 and 2000, the cumulative amount of unremitted earnings of non-US subsidiaries which the Company had not provided US taxes is approximately $13,171,000 and $9,962,000, respectively. The additional taxes that could arise if those earnings were to be remitted to the US would not be material after consideration of existing foreign tax credits. It is management's intent that these earnings will remain indefinitely invested outside the US.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(13)     COMMITMENTS

         Leases

         The Company leases its US headquarters and certain facilities and equipment under non-cancelable operating leases. The Company is responsible for its share of expenses under the terms of certain of the leases.

         Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):




         Year Ending June 30,
         --------------------
         2002.....................................................     $ 6,635
         2003.....................................................       6,064
         2004.....................................................       5,848
         2005.....................................................       5,918
         2006.....................................................       6,257
         Thereafter...............................................       3,189
                                                                       -------
                                                                       $33,911
                                                                       =======




         Rent expense was approximately $3,103,000, $2,602,000 and $3,467,000 for the years ended June 30, 2001, 2000 and 1999, respectively.


         Inventory Purchase Commitments

         The Company subcontracts all of its manufacturing to independent foundries. As of June 30, 2001 and 2000, the Company had approximately $4.4 million and $16.4 million, respectively, in non-cancelable purchase commitments with various wafer fabrication subcontractors.


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

         On July 16, 1998, the court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. On August 5, 2000 the court granted Company's motion for summary judgment and entered judgment in favor of the Company. The plaintiffs have appealed the court's decision which in currently under review by the Sixth District Court of Appeal. Based on its current

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
information, the Company believes this suit to be without merit and will defend its position vigorously. Although it is possible the court's ruling may be overturned on appeal and the Company may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

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

         If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.

         On July 21, 1997, the Company filed a complaint with the ITC based on the Company's belief that certain Asian companies were violating U.S. trade laws by the unlicensed importing or selling of certain CD-ROM controllers that infringed one or more of the Company's United States patents. The complaint sought a ban on the importation into the United States of the named respondent's infringing CD-ROM controllers or products containing such infringing CD-ROM controllers.


         The Company's complaint identified as proposed respondents: United Microelectronics Corporation (UMC); Lite-On Group; Lite-On Technology Corp.; Behavior Tech Computer Corp. and Behavior Tech Computer (USA) Corp. Prior to the ITC's institution of the formal investigation proceeding, the Company and UMC entered into a settlement agreement, effective July 31, 1997, pursuant to which UMC agreed to cease and desist the manufacture and/or importation into the United States of its specified CD-ROM controllers, except under certain limited conditions which expired on January 31, 1998. The settlement agreement additionally provided for the withdrawal of the Company's ITC complaint against UMC and the above named Lite-On and Behavior Tech companies. In September 1997, October 1997, February 1998 and April 1998, the Company received $2.6 million, $4.7 million, $0.7 million and $2.6 million, respectively, pursuant to this settlement. Proceeds from the settlement were recorded as miscellaneous income and included in non-operating income for the periods ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998, respectively.

         On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action, Case No. C-97-20959. Together with the filing of the complaint, the Company filed a motion for a preliminary injunction against UMC, seeking to enjoin UMC from selling the CD-ROM controllers that were the subject of the ITC action and related settlement agreement, through or to a UMC-affiliated, Taiwanese entity called MediaTek. On February 23, 1998, the federal court judge denied the Company's request for a preliminary injunction based on the court's findings that there was no evidence that UMC was presently engaged in the manufacture of CD-ROM controllers or other products covered by the settlement agreement. On December 24, 1997, UMC answered the Company's complaint and counterclaimed by asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. The Company believes these counterclaims to be without merit and will vigorously defend its patent. Both the Company and UMC seek compensatory and punitive damages. In addition, the Company seeks permanent injunctive relief. On June 11, 1998, this case was consolidated for all purposes with a related case brought against the Company by MediaTek (described below) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

TA-409 before the International Trade Commission, initiated by Oak as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of Investigation No. 337-TA-409 and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the ITC's determination. (Described below.)

         In a related action to the lawsuit that was commenced by the Company against UMC (described above), on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic advantage, Case No. C-97-21126. MediaTek seeks compensatory damages of not less than $10 million and punitive damages. The Company filed its answer on January 8, 1998, denying all the allegations. The Company believes the suit to be without merit and will vigorously defend its patent. On June 11, 1998, this case was consolidated for all purposes with a related case brought by the Company against UMC (described above) under Case No. C-97-20959. On the same date, pursuant to UMC's request, the federal court judge ordered the consolidated action stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues involved in Investigation No. 337-TA-409 before the International Trade Commission, initiated by Oak (described below). The stay was lifted due to the final resolution of Investigation No. 337-TA-409 and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the ITC's determination. (Described below.)

         On April 7, 1998, the Company filed a new complaint with the ITC alleging that five Asian companies are violating U.S. trade laws by the unlicensed importing or selling of CD-ROM drive controllers that infringe a United States patent owned by the Company. The Company's complaint is asserted against United Microelectronics Corp., MediaTek, Inc., Lite-On Group, Lite-On Technology Corp. and AOpen, Inc. In its complaint, the Company requests the ITC to investigate the five above-named companies and to enter an order barring imports into the United States of their allegedly infringing CD-ROM controllers and products containing them, including CD-ROM drives and personal computers. A formal investigative proceeding was instituted by the ITC (Investigation No. 337-TA-409) on May 8, 1998 naming as respondents United Microelectronics Corp., MediaTek, Inc., Lite-On Technology Corp. and AOpen, Inc. The following respondents, all Taiwanese drive manufacturers, were later added to the proceeding pursuant to an Initial Determination by the Administrative Law Judge
(ALJ) supervising the Investigation following a motion brought by the Company on August 6, 1998 to add these respondents: Actima Technology Corp., ASUSTek Computer, Inc., Behavior Tech Computer Corp., Delta Electronics, Inc. Momitsu Multi Media Technologies, Pan-International Industrial Corp. and Ultima Electronics Corp. On May 10, 1999, the ALJ issued an Initial Determination terminating the investigation as to respondent UMC, finding that UMC's activities were licensed. On May 17, 1999, the Company filed a petition with the Commission for review of the Initial Determination.

         On September 27, 1999, the Commission affirmed the ALJ's finding that there were no unfair trade practices committed by MediaTek under Section 337 of the Tariff Act as the Commission determined that there was no infringement of the Company's U.S. Patent No. 5,581,715; and held that the Company's US Patent No. 5,581,715 was valid and enforceable. The Commission took no position on the ALJ's Initial Determination terminating UMC from the investigation.

         On December 15, 2000 UMC filed a separate complaint in the United States District Court, Northern District of California requesting a review of the decisions and recommendations by the ALJ in the ITC investigation, some of which relate to the validity the Company's patent. On July 16, 2001 the court granted the motions of the ITC, and Oak as an intervenor-defendant, to dismiss UMC's separate complaint.

         On February 24, 2000, the Company appealed the Commission's ruling that no unfair trade practices were committed by MediaTek under Section 337 of the Tariff Act to the Federal Circuit Court of Appeals. On May 2, 2001 the Federal Circuit Court of Appeals affirmed the Commission's determination that there was no infringement of the Company's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commision's determination that the Company's U.S. Patent No. 5,581,715 was valid and enforceable.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         As a result of the decision rendered by the Federal Circuit Court of Appeals, the stay was lifted on the consolidated action pending in the United States District Court, Northern District of California, and the parties are proceeding with the litigation.

         If any of the above pending actions with respect to UMC and MediaTek are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.

         On January 4, 2001 Samsung Electronics, a customer of the Company's Imaging Group, received a notification from Pitney Bowes alleging that the resolution enhancement technology Samsung acquired from Xerographic Laser Images Corporation, Inc. ("XLI") in 1996 infringes Pitney Bowes U.S. Patent No. 4,386,272 ("272 patent"). XLI is a subsidiary of the Company as a result of an acquisition in the first quarter of Fiscal 1999. The terms of the agreement for the licensing of the iRET technology to Samsung require the Company, as successor in interest to XLI's assets and liabilities, to defend and indemnify Samsung from claims alleging the iRET technology supplied to Samsung infringes the intellectual property rights of a third party. On June 18, 2001 Pitney Bowes files a complaint in the District Court of Connecticut, naming Samsung and others, for infringement of the `272 patent. On June 28, 2001 Samsung formally requested the Company to defend Samsung. Other XLI customers's may be subject to Pitney Bowes allegation of infringement of the `272 patent, and may formally request the Company to defend and indemnify them pursuant to the terms of their agreement.

         If the above pending action, with respect to the Company's indemnification obligation in such action, is decided adversely, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.


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

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         Stock Repurchase Plan

         On January 22, 1998, the Company announced that its board of directors had authorized the repurchase of up to 2.0 million shares of its common stock either in the open market or in private transactions. As of June 30, 1999 the Company had repurchased all 2.0 million shares for approximately $9.4 million. On July 29, 1999 the Company announced that its Board of Directors had approved a stock repurchase plan authorizing up to an additional four million shares of the Company. Repurchase was to be made from time to time at certain price thresholds over a one-year period. In fiscal 2000, the Company repurchased an additional 381,000 of its common stock for $1.8 million at $4.78 per share. As of June 30, 2000, the Company was holding approximately 2.4 million shares in treasury stock for approximately $11.3 million. On January 23, 2001, the Company's Board of Directors approved a stock repurchase authorizing the repurchase of up to four million shares of Oak Technology common stock in the open market or privately negotiated transactions over a one year period, unless further extended by the Board. The plan authorized but does not require the Company to repurchase all four million shares. During fiscal 2001, the Company repurchased 1,915,000 of its common stock for approximately $12.0 million at an average price of $6.275 per share. As of June 30, 2001, the Company has approximately 4.3 million shares of treasury stock at a book value of approximately $23.3 million.


         Stock Options

         Upon the re-incorporation of the Company in Delaware in February 1995, the Company assumed the obligations of its predecessor under the 1988 Stock Option Plan (the "1988 Plan"), as amended and restated. The Company does not intend to issue any additional options under the 1988 Plan.

         In December 1994, the Board of Directors approved the 1994 Stock Option Plan (the "1994 Plan") under which 6,000,000 shares of Common Stock, determined after the effect of a two for one stock split, were reserved for issuance. 6,000,000 additional shares were approved in November 1998 and 1,900,000 shares were approved in December 2000. Under the 1994 Plan, either incentive or non-qualified options to purchase the Company's common stock may be granted to employees as determined by the Board of Directors at prices generally at market value at the date of grant (110% in certain cases of non-qualified options). Non-qualified options may be granted to employees, other non-employee directors and consultants as determined by the Board of Directors at prices not lower than 85% of market value at the date of grant. The Board of Directors also has the authority to set exercise dates (generally no longer than five years from date of grant), payment terms and other provisions for each grant.

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

         On July 17, 2001, the Company's Board of Directors authorized a stock option exchange program in which employees who hold Oak options at a grant price of $15.00 or above would have the option to exchange their existing options for new options to be issued at a later date (at least 6 months from date of cancellation) or to continue to hold the options they presently hold.

         Stock options are subject to vesting, generally over 50 months and typically have a ten year life. Under the 1988 Plan, shares are exercisable prior to vesting and are held in escrow until vested; however, unvested shares are subject to a right of repurchase by the Company at their original purchase price upon termination of employment. Unexercised options expire 90 days after termination of employment with the Company.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         A summary of all the Company's stock option plans is set forth below:


                                                                      Weighted                        Weighted
                                                                      Average                         Average
                                                     Options          Exercise         Options        Exercise
                                                   Outstanding         Price         Exercisable       Price
                                                   -----------         -----         -----------       -----
Balances, June 30, 1998........................      4,361,638         $  7.61         1,153,658         $6.06
Granted........................................     10,973,478         $  3.14
Exercised......................................       (346,504)        $  2.35
Canceled.......................................     (4,637,448)        $  6.73
                                                  ------------
Balances, June 30, 1999........................     10,351,164         $  3.44         2,417,486         $3.90
Granted........................................      7,509,503         $  7.29
Exercised......................................     (2,216,406)        $  2.64
Canceled.......................................     (2,397,369)        $  3.76
                                                  ------------
Balances, June 30, 2000........................     13,246,892         $  5.70         5,005,923         $3.25
Granted........................................      3,968,580         $ 10.67
Exercised......................................     (3,378,678)        $  3.00
Canceled.......................................     (2,949,868)        $  8.02
                                                  ------------
Balances, June 30, 2001........................     10,886,926         $  7.72         4,076,770         $5.32
                                                   ===========



         In connection with the Company's acquisition during fiscal 2000 of Xionics, the Company assumed all outstanding options granted by Xionics prior to the acquisition date which converted into 3.3 million Company options.

         The weighted average fair market values of options granted in fiscal years 2001, 2000 and 1999 were $7.71, $5.19 and $4.60, respectively.

         The following table summarizes information about the stock options outstanding as of June 30, 2001:



                                           Options Outstanding                         Options Exercisable
                           --------------------------------------------------      --------------------------
                                                 Weighted
                                                 Average             Weighted                        Weighted
                           Options at           Remaining             Average       Shares at        Average
                            June 30,         Contractual Life        Exercise        June 30,        Exercise
    Exercise Prices           2001               (Years)               Price           2001           Price
    ---------------           ----                -----                -----           ----           -----
 $  0.13  to  $  3.00        3,124,910             7.50              $  2.76        2,271,960        $  2.75
 $  3.02  to  $  3.97        1,194,213             6.99              $  3.33          581,270        $  3.32
 $  4.05  to  $  8.00        3,389,577             9.23              $  7.00          343,102        $  6.27
 $  8.06  to  $11.88           751,890             8.47              $ 11.01          303,710        $ 10.51
  $13.00  to  $13.81         1,558,556             8.84              $ 13.31          454,066        $ 13.30
  $14.25  to  $28.88           867,780             8.91              $ 21.58          122,662        $ 17.43
                            ----------                                              ---------
 $  0.13  to  $28.88        10,886,926             8.35              $  7.72        4,076,770        $  5.32
                            ==========                                              =========


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         At June 30, 2001, 7,648,153 shares were available for future grants under the Company's stock option plans.


         Stock Purchase Plan

         In December 1994, the Board of Directors approved the 1994 Stock Purchase Plan (the "Stock Purchase Plan") under which 600,000 shares of common stock were reserved for issuance with the stock split; 1,000,000 additional shares were approved in November 1998 and 700,000 shares were approved in December 2000. The Stock Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the lower of the market value at the beginning or end of each 24-month offering period effective February 1, 2001. Under the Stock Purchase Plan, 189,520, 444,012 and 279,668 shares were issued in fiscal years 2001, 2000 and 1999 at weighted average prices of $9.06, $3.05 and $2.68, and weighted average fair values of $6.86, $1.51 and $1.16, respectively.

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

                                                 2001        2000        1999
                                                 ----        ----        ----
Net loss:
     As reported........................      $(30,632)   $(32,862)    $(50,669)
     Pro forma..........................      $(43,156)   $(44,009)    $(57,765)
Basic net loss per share:
     As reported........................      $  (0.56)   $  (0.71)    $  (1.24)
     Pro forma..........................      $  (0.80)   $  (0.96)    $  (1.42)
Diluted net income (loss) per share:
     As reported........................      $  (0.56)   $  (0.71)    $  (1.24)
     Pro forma..........................      $  (0.80)   $  (0.96)    $  (1.42)


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of zero percent and the following weighted average assumptions:

                                                 Stock Option Plans                Stock Purchase Plan
                                           ----------------------------        ----------------------------
                                           2001        2000        1999        2001        2000        1999
                                           ----        ----        ----        ----        ----        ----

Expected life (years)..................    5.25        3.76        3.76        0.50        0.50        0.50
Expected volatility....................     88%         79%         75%         88%         79%         75%
Risk-free interest rate................    5.31%       6.11%       5.18%       5.27        6.11%       5.02%



(16)     EMPLOYEE BENEFIT PLAN

         In July 1990, the Company adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which is intended to qualify under section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the Company's US employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company makes contributions to the 401(k) Plan based on 25% of an employee's contribution up to a maximum of 1.25% of total compensation. Approximately $408,000, $326,000 and $242,000 in matching contributions were recorded during fiscal years 2001, 2000 and 1999, respectively.


(17)     RESTRUCTURING

         During fiscal 2001, the Company recorded restructuring charges of $2.6 million related to the reduction in force due to the restructuring of the overall business and the planned sublease of the resulting excess office space offset by a recovery of $0.8 million related to fiscal 2000 restructuring. Approximately 30 employees were included in the reduction in force. During fiscal 2000, the Company had accrued $3.3 million as restructuring charges, primarily related to the abandonment of its leased facility in Andover, Massachusetts. The Company was able to negotiate a new sublease of the previously abandoned facility. This recovery resulted in a net restructuring charge of $1.8 million to the fiscal 2001 income statement.

         The expenses relating to the fiscal 2001 restructuring charges are summarized as follows (in thousands):


                 Provision Recorded in   Provision Utilized       Balance at
                      Fiscal 2001          in Fiscal 2001        June 30, 2001
                      -----------          --------------        -------------
Severance.....         $ 1,631              $  1,631                $    --
Facilities....             845                   113                    732
Other.........             162                    63                     99
                       -------              --------                -------
                       $ 2,638              $  1,807                $   831
                       =======              ========                =======



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

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         For the first two quarters of fiscal year 2000, Oak Technology had three reportable segments offering different product lines to each of its target markets: Optical Storage, Imaging and Consumer. The Optical Storage Group provides high-performance controllers for CD-ROM and CD-RW to OEM's who serve the optical storage market. The Imaging Group provides high-performance imaging systems for the digital imaging environment, including products used in digital laser copiers and printers as well as multifunction peripherals. The Consumer Group targeted its products for the digital entertainment system market, with focus on integrated circuits for video disk player systems (DVD and VCD) and digital broadcast applications. With the sale of the broadband business to Conexant in early January 2000, the Company has two remaining reportable segments: Optical Storage and Imaging. The Company evaluates operating segment performance based on net revenues and direct operating expenses of these segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. Imaging segment information reported for the fiscal year ended June 30, 2001 and 2000 includes the effects of the Xionics acquisition completed on January 11, 2000. The Company does not allocate assets to its individual operating segments. No reportable segments have been aggregated.

         Information about reported segment income or loss is as follows for the years ended June 30, 2001, 2000 and 1999 (in thousands):


                                      2001             2000              1999
                                      ----             ----              ----
Net revenues
     Optical Storage...........     $116,864          $36,035          $ 46,992
     Imaging...................       59,319           46,156            20,897
     Consumer..................           --            4,264             3,162
                                    --------          -------          --------
                                    $176,183          $86,455          $ 71,051
                                    ========          =======          ========

Cost of goods sold and direct
  operating expenses:
     Optical Storage...........     $104,346          $43,764          $ 39,583
     Imaging...................       38,162           37,118            19,131
     Consumer..................           --            9,843            20,817
                                    --------          -------          --------
                                    $142,508          $90,725          $ 79,531
                                    ========          =======          ========
Contribution Margin:
     Optical Storage...........     $ 12,518          $(7,729)         $  7,409
     Imaging...................       21,157            9,038             1,766
     Consumer..................           --           (5,579)          (17,655)
                                    --------          -------          --------
                                    $ 33,675          $(4,270)         $ (8,480)
                                    ========          =======          ========


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         For the fiscal years ended June 30, 2001, 2000 and 1999, the "Other" revenue category consists of various corporate revenues. A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999 is as follows (in thousands):


                                                                  2001             2000              1999
                                                                  ----             ----              ----
Contribution margin from operating segments...............      $ 33,675         $ (4,270)         $ (8,480)

Indirect costs of goods sold and expenses.................        28,993           25,562            33,894
Amortization of intangibles...............................        14,716           10,516             4,942
Depreciation expense......................................         7,841            6,943             7,469
Acquired in-process research and development..............            --           10,533             7,161
Restructuring expenses....................................         1,765            3,285               --
                                                                --------         --------          --------
Total operating loss......................................       (19,640)         (61,109)          (61,946)
Gain on sale of business..................................            --           22,075                --
Other income..............................................        (8,942)           6,172             5,530
                                                                --------         --------          --------
(Loss) income before taxes................................      $(28,582)        $(32,862)         $(56,416)
                                                                ========         ========          ========



         Indirect costs of goods sold and operating expenses includes all costs and expenses not specifically charged to the operating segments in the financial information reviewed by Oak's chief decision making officer. These include inventory reserve provisions and adjustments; operating overhead included in consolidated cost of goods sold; corporate research and development expenses; and most of the Oak's selling, general and administrative expenses.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

         Oak maintains operations in the United States, Taiwan, Japan, United Kingdom, Korea and Germany. Activities in the United States consist of corporate administration, product development, logistics and worldwide sales management. Foreign operations consist of regional sales and limited board-level manufacturing.

         The following distribution of net revenues, identifiable assets by geographic areas, and property and equipment for the years ended June 30, 2001, 2000 and 1999 are as follows (in thousands):


                                       2001             2000              1999
                                       ----             ----              ----
Revenue from unaffiliated
  customers originating from:

North America..................      $ 28,775         $ 21,881          $ 10,147
Japan..........................        70,485           27,856            36,728
Korea..........................        64,629           29,428             7,002
Taiwan.........................         9,438              932             2,104
Other Asia.....................           683            3,425             6,962
Europe.........................         2,173            2,933             8,108
                                     --------         --------          --------
                                     $176,183         $ 86,455          $ 71,051
                                     ========         ========          ========

Identifiable assets:
United States..................      $181,669         $208,562          $181,699
Japan..........................        10,644            9,544             7,750
Taiwan.........................         7,491           12,036             8,917
Korea..........................           368               --                --
Europe.........................         4,067            6,258             5,475
                                     --------         --------          --------
                                     $204,239         $236,400          $203,841
                                     ========         ========          ========

Property and equipment, net:
United States..................      $ 11,765         $ 13,820          $ 15,472
Japan..........................           363              430               551
Taiwan.........................         4,955            5,089             5,175
Korea..........................           178               --                --
Europe.........................         1,187              399               841
                                     --------         --------          --------
                                     $ 18,448         $ 19,738          $ 22,039
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

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES


                                               Percentage Of Net Revenues
                                                   Year Ended June 30,
                                       ----------------------------------------
                                        2001             2000              1999
                                        ----             ----              ----
A..............................          31%              26%               --
B..............................          --               16%               --
C..............................          --               --                17%
D..............................          --               --                10%



                                                   Percentage of Net
                                                  Accounts Receivable
                                                     As of June 30,
                                        ---------------------------------------
                                        2001             2000              1999
                                        ----             ----              ----
E..............................          21%              --                --
F..............................          19%              --                --
C..............................          15%              --                21%
A..............................          10%              17%               --
B..............................          --               11%               --
G..............................          --               11%               --
D..............................          --               --                10%




(19)     RELATED PARTY TRANSACTION

         At June 30, 2001 and 2000, Oak had a full recourse outstanding note receivable from one of its officers with balances outstanding of $0.7 million and $1.3 million, respectively. The note incurs interest at 4.62% per annum, and is payable in three equal annual installments (plus interest), due on the anniversary dates of the note. The remaining balance at June 30, 2001 will be repaid during fiscal 2002; and therefore, is included in prepaid and other current assets.


(20)     SUBSEQUENT EVENTS

         In the fourth quarter of fiscal 2001, Oak entered into a Share Purchase Agreement ("Agreement") with Accel Technology Ltd. ("Accel"), an Osaka, Japan-based design engineering firm that focuses on turnkey CD-RW and DVD Recordable drives for PC and consumer use. During July 2001, Oak completed the acquisition of Accel in which Oak acquired all of the outstanding shares of Accel for an amount less than $3.5 million and organized Accel as a division within the Oak's Optical Storage Group. This acquisition was accounted for under the purchase method of accounting. The effect of this acquisition was not material to the operations nor financial position of the Company.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(22)     QUARTERLY RESULTS -- UNAUDITED


                                                                      Three Months Ended
                                      ------------------------------------------------------------------------------
                                      Sept. 30, Dec. 31,  Mar. 31,  June 30, Sept. 30, Dec. 31,  Mar. 31,  June 30,
                                        1999      1999      2000      2000      2000     2000      2001      2001
                                        ----      ----      ----      ----      ----     ----      ----      ----
                                                          (In Thousands, Except Per Share Data)
Net revenues........................   $ 10,142  $ 11,029  $ 28,502  $ 36,782  $50,988  $ 60,633  $ 27,730  $ 36,832
Gross profit........................   $  5,071  $  4,418  $ 15,935  $ 20,111  $25,963  $ 28,292  $ 11,400  $ 18,421
Operating loss......................   $(14,531) $(20,074) $(20,315) $ (6,189) $  (940) $  1,200  $(14,129) $ (5,771)
Net income (loss)...................   $(12,186) $(18,292) $  2,645  $ (5,029) $ 1,284  $  2,825  $(12,661) $(22,080)
Diluted  net income  (loss) per share  $  (0.30) $  (0.45) $   0.04  $  (0.10) $  0.02  $   0.05  $  (0.23) $  (0.41)
   (1)..............................
Shares  used  in  diluted  per  share
   calculations (1).................     41,086    40,925    59,573    52,364    63,130   62,014    54,884    54,034
----------------------------

(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.


                                                                     SCHEDULE II




                        OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (In thousands)


                                                  Additions
                                                 Charged To
                                    Beginning    Costs and  Deductions   Ending
 Allowance For Doubtful Accounts     Balance     Expenses   Write-offs  Balance
 -------------------------------     -------     --------   ----------  -------
Year ended June 30, 2001.........     $ 671      $2,739       $ (212)    $3,198
                                      =====      ======       ======     ======

Year ended June 30, 2000.........     $ 555      $  155       $  (39)    $  671
                                      =====      ======       ======     ======

Year ended June 30, 1999.........     $ 809      $   --       $ (254)    $  555
                                      =====      ======       ======     ======


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 25, 2001                           OAK TECHNOLOGY, INC.

                                           By:      /s/ YOUNG K. SOHN
                                             -----------------------------------
                                                       Young K. Sohn,

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


         Name                        Title                          Date
         ----                        -----                          ----
                        Chairman of the Board of Directors,   September 25, 2001
   /s/ YOUNG K. SOHN    Chief Executive Officer, and
----------------------  Director (Principal Executive Officer)
     Young K. Sohn

  /s/ JOHN S. EDMUNDS   Vice President and Chief Financial    September 25, 2001
----------------------  Officer (Principal Financial and
    John S. Edmunds     Accounting Officer)

 /s/ RICHARD B. BLACK   Director                              September 25, 2001
----------------------
   Richard B. Black

 /s/ DAVID J. RYNNE     Director                              September 25, 2001
----------------------
    David J. Rynne

 /s/ Peter J. Simone    Director                              September 25, 2001
----------------------
   Peter J. Simone

/s/ TIMOTHY TOMLINSON   Director                              September 25, 2001
----------------------
   Timothy Tomlinson

 /s/ ALBERT Y. C. YU    Director                              September 25, 2001
----------------------
   Albert Y. C. Yu

