Form 10-K/A
period 2001-06-30
OAK TECHNOLOGY INC
filed 2001-10-29
CIK 824225

===============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                 FORM 10-K/A

                               Amendment No. 1

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

                        Common Stock, $.001 Par Value
                       Preferred Stock Purchase Rights
                         ___________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $457,857,569 as of October 26, 2001, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for October 26, 2001. Shares of Common Stock held by each executive officer and Director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

54,841,402 shares of the Registrant's $.001 par value Common Stock were outstanding at October 26, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE
None.

                               EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001 and is being filed in order to include information in response to Items 10, 11, 12 and 13 in Part III of Form 10-K.

===============================================================================

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Oak
----------------

     We have a classified Board of Directors currently consisting of three Class I directors (Peter Simone, Young K. Sohn and Timothy Tomlinson), one Class II director (Albert Y. C. Yu), and two Class III directors (Richard B. Black and David Rynne) who serve for three-year terms or until their respective successors are duly elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those directors whose terms expire on that annual meeting date. The term for Class I directors expires on the date of the 2001 annual meeting, the term for Class II directors expires in 2002, and the term for Class III directors expires in 2003. Vacancies on the Oak Board resulting from death, resignation, retirement, disqualification or other cause (other than removal from office by vote of the stockholders) may be filled by a majority vote of the directors then in office, and directors so chosen will hold office for a term expiring at the annual meeting of stockholders at which the term of office of the class to which they have been elected expires.

     The following sets forth certain information concerning our current directors.


    Name            Age       Positions with the Company         Director Since
    ----            ---       --------------------------         --------------
Class I director nominees:

Peter Simone         54       Director                                 2000
Young K. Sohn        45       Chairman of the Board of Directors,
                              President and Chief Executive Officer    1998
Timothy Tomlinson    51       Director                                 1988

Class II  directors whose term expires at the 2002 annual meeting:

Albert Y. C. Yu      60       Director                                 1999

Class III directors whose term expires at the 2003 annual meeting:

Richard B. Black     68       Vice Chairman of the Board of Directors  1992
David Rynne          60       Director                                 2001


     Mr. Simone has been a director of Oak since January 2000. Since June 2001, Mr. Simone has served as Executive Chairman of Speed Farm - IPEC, Inc. He served as President and as a director of Active Control Experts, Inc. from September 2000 to January 2001, and as a consultant from February to August 2000 and from February to June 2001. From October 1997 to January 2000, when Xionics Document Technologies, Inc. was acquired by Oak, Mr. Simone served as Xionics' Chief Executive Officer and President. He served as Chief Operating Officer and President of Xionics from April 1997 until October 1997. Prior to joining Xionics, Mr. Simone served as Group Vice President of Simplex Time Recorder Company, a manufacturer and supplier of hardware and software based systems for workforce management, building life safety, and security from December 1992 until December 1996. Mr. Simone is a director of Cymer Inc. and Defect Yield Management, Inc. Mr. Simone holds a B.S.A. in accounting from Bentley College and an M.B.A. from Babson College.

     Mr. Sohn joined Oak as President and Chief Executive Officer in February 1999. He has also been a director of Oak since January 1998 and the Chairman of the Board since July 2001. Prior to joining Oak, and since January 1993, Mr. Sohn was employed by Quantum Corporation, most recently as President of its Hard Drive Business. From August 1983 to January 1993, he acted as Director of Marketing at Intel Corporation. Mr. Sohn currently serves on the board of directors of Hynix Semiconductor Inc. and PLX Technology Inc. He holds a B.S.

in electrical engineering from the University of Pennsylvania and an M.S. (M.B.A.) from the Massachusetts Institute of Technology.

     Mr. Tomlinson has been a director of Oak since June 1998. He has been a partner of Tomlinson Zisko Morosoli & Maser LLP, a law firm, since 1983. He also currently serves as the Managing Director of Tierra del Oro, a venture capital fund. Mr. Tomlinson is a director of Portola Packaging, Inc., VeriSign, Inc., SmartDisk Corporation, as well as several private companies. Mr. Tomlinson holds a B.A. degree in economics, an M.B.A., and a J.D. from Stanford University.

     Dr. Yu has been a director of Oak since August 1999. He is a Senior Vice President of Intel Corporation responsible for corporate strategic programs ranging from opto-electronics to computing and communications. Prior to that he was Senior Vice President responsible for Intel Architecture products such as microprocessors, architecture, design technology and research activities. He has been with Intel for approximately 25 years. Prior to joining Intel, Dr. Yu was the head of device physics at Fairchild Semiconductor. Dr. Yu received his B.S. in electrical engineering from the California Institute of Technology and a M.S. and Ph.D. in electrical engineering from Stanford University.

     Mr. Black has been a director of Oak since November 1992 and was also a director from December 1989 to January 1991. He also served as President of Oak from January 1998 to February 1999, as well as acting President of Oak's optical storage group from August 1998 to February 1999. From August 1983 to the present, Mr. Black has served as Chairman of ECRM Incorporated, a manufacturer of electronic publishing equipment. Since April 2001, he has also served as President of Luxcore Networks, Inc., an optical networking company. From April 1987 to December 1998, he was general partner of KBA Partners, LP, a technology venture capital partnership, and from September 2000 to the present, general partner of OPNet Partners LP, a technology investment partnership. Mr. Black is also a director of Gabelli Group Capital Partners, Morgan Group Inc., GSI Lumonics, Antigen Communications, Inc. as well as several private companies. Mr. Black holds a B.S. degree in civil engineering from Texas A&M University and an M.B.A. from Harvard University.

     Mr. Rynne has been a director of Oak since June 2001. Mr. Rynne is a retired senior financial executive with more than 35 years of experience in growing technology companies. Most recently, Mr. Rynne served as Chief Executive Officer of Receipt.com from July to December 1999 and as Vice President at Nortel Networks from August 1998 to June 1999. He served as Chief Financial Officer at Bay Networks from January 1997 to August 1998. Prior to joining Bay Networks, Mr. Rynne served as Chief Financial Officer at Tandem Computers from June 1983 to December 1996, and held a variety of financial management positions during an 18-year career at Burroughs Corporation. He is currently Chairman of the Board of Directors of Netfuel, Inc, a programmable network company; and serves on the Board of Directors of PD-LD, Inc., a fiber optic component company.


Executive Officers of Oak
-------------------------

     Certain information required by this item concerning executive officers is set forth in Part I of the Annual Report on Form 10-K, in "Business - Management."


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

     Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all executive officers, directors and more than 10% stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal year 2001.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation
----------------------------------------------

     The following table sets forth information for the fiscal years ended June 30, 2001, June 30, 2000 and June 30, 1999 concerning compensation paid or accrued by us to (i) the Chief Executive Officer, (ii) the four most highly compensated executive officers whose total annual salary and bonus for fiscal year 2001 exceeded $100,000 and who were serving as executive officers as of June 30, 2001, and (iii) one additional individual for whom disclosure would not have been provided but for the fact that the individual was not serving as an executive officer as of June 30, 2001.



                              SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                                                   Compensation
                                      Annual Compensation             Awards
                               ------------------------------------ -----------
Name and principal                                     Other Annual Securities    All Other
Position                Year   Salary($)  Bonus($)(1)  Compensation Underlying  Compensation
                                                                     Options
------------------      ----   ---------  -----------  ------------   -------    ------------
Young K. Sohn(2)        2001    $450,000    $    --    $        --     400,000     $  3,045
President and Chief     2000     450,000         --             --     100,000        1,852
Executive Officer       1999     151,731         --      2,000,000   2,040,000       56,245


John S. Edmunds(3)      2001     200,000         --             --      40,000        4,118
Senior Vice President   2000      76,731         --             --     210,000        1,076
of Finance and Chief    1999         N/A        N/A            N/A         N/A          N/A
Financial Officer

Simon P. Dolan (4)      2001     210,000         --             --      40,000       45,380
Senior Vice President   2000     134,584     25,000             --     190,000      188,440
and General Manager,    1999         N/A        N/A            N/A         N/A          N/A
Imaging Group

Shlomo Waser (5)        2001      68,365    100,000             --     200,000        2,801
Senior Vice President   2000         N/A        N/A            N/A         N/A          N/A
and General Manager,    1999         N/A        N/A            N/A         N/A          N/A
Optical Storage


David J. Power (6)      2001     156,923         --             --     100,000        2,585
Vice President of       2000         N/A        N/A            N/A         N/A          N/A
Legal, General          1999         N/A        N/A            N/A         N/A          N/A
Counsel and Secretary

William L. Housley(7)   2001     208,015         --             --          --        1,800
Vice President and      2000     190,000      1,549             --      50,000        1,585
General Manager,        1999     147,500     76,549        100,000          --           --
Optical Group

--------------------------------

(1) The award of any performance bonus is subject to the discretion of the Compensation Committee of the Board and if awarded, will be based upon achievement of targets established for financial performance and attainment of other annual goals as determined by the Compensation Committee. No bonus will be paid for achievement of any of the designated levels of operating results unless a specified minimum level of income before income taxes is achieved by Oak. Additionally this represents bonus monies paid as part of hire on package.

(2) All other compensation for fiscal 2001 includes 401(k) matching contribution of $2,125, group term life insurance premium of $540 and long-term disability of $380 paid by Oak. In fiscal year 1999, Mr. Sohn was awarded a $2,000,000 loan, for which the payment of principal and interest are to be forgiven in three equal annual installments over a three-year period measured from the first anniversary of the loan.




(3) Mr. Edmunds joined Oak in January 2000. All other compensation for fiscal 2001 includes 401(k) matching contribution of $2,600, group term life insurance premium of $419, long-term disability of $379 and medical plan opt out payment of $720 paid by Oak.

(4) Mr. Dolan joined Oak in October 1999. All other compensation for fiscal 2001 includes relocation expenses of $42,315, 401(k) matching contribution of $2,273, group term life insurance premium of $431 and long-term disability of $361 paid by Oak.

(5) Mr. Waser joined Oak in March 2001. All other compensation for fiscal 2001 includes 401(k) matching contribution of $2,112, group term life insurance premium of $572 and long-term disability of $117 paid by Oak.

(6) Mr. Power joined Oak in July 2000. All other compensation for fiscal 2001 includes 401(k) matching contribution of $1,966, group term life insurance premium of $321 and long-term disability of $298 paid by Oak.

(7) Mr. Housley joined Oak in March 1999 and resigned from Oak in January 2001. All other compensation for fiscal 2001 includes 401(k) matching contribution of $1,327, group term life insurance premium of $265 and long-term disability of $208 paid by Oak. In fiscal year 1999, Mr. Housley was awarded a $100,000 loan, for which the payment of principal and interest were to be forgiven in three equal annual installments. Upon termination of his employment with Oak in January 2001, the remaining principal and interest on the loan was forgiven.



Option Grants In Last Fiscal Year
---------------------------------

     The following table contains information concerning the stock options granted to the persons named in the Summary Compensation Table during the fiscal year ended June 30, 2001. No stock appreciation rights were granted in fiscal 2001.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                        Potential Realizable Value
                                     Individual Grants               ($) At Assumed Annual Rates of
                                                                     Stock Price Appreciation for
                                                                           Option Term (1)
                           ----------------------------------------  ------------------------------
     Name       Number of   Percent of Total
               Securities       Options
               Underlying     Granted to       Exercise or
                Options      Employees in      Base Price   Expiration
              Granted (2)    Fiscal Year        ($/sh)(3)      Date         5%          10%
------------- -----------    -----------        ---------      ----         --          ---
Young K. Sohn   400,000 (4)    11.0488          6.6700       04/17/11    1,677,891    4,252,105

John Edmunds     40,000         1.1049          7.9375       01/26/11      199,674      506,013

Simon P. Dolan   40,000         1.1049          7.9375       01/26/11      199,674      506,013

Shlomo Waser    200,000         5.5244          5.0000       03/05/11      628,895    1,593,742

David J. Power   60,000         1.6573         22.6875       08/01/10      856,082    2,169,481
                 40,000         1.1049          7.9375       01/26/11      199,674      506,013

William L.
 Housley (5)         --             --              --             --           --           --

------------------------

(1) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the 10-year option term.





    These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

(2) All options except those noted, become vested for (i) either 24% of the underlying shares on the first anniversary of the grant date or 36% of the underlying shares on the 18-month anniversary of the grant date and (ii) for the balance of the shares in a series of successive equal monthly installments of 2% of the remaining option shares measured from the first anniversary of the vesting commencement date. Each option, unless noted was granted with a term of ten (10) years.

(3) The exercise price may be paid in (i) cash, (ii) shares of common stock held for the requisite period to avoid a charge to our earnings for financial reporting purposes, (iii) through a same-day sale program or (iv) subject to the discretion of the Plan Administrator, by delivery of a full-recourse, secured promissory note payable to Oak.

(4) The options all accelerate in full upon a change of control of Oak.

(5) Mr. Housley resigned from Oak in January 2001.


Option Exercises and Fiscal 2001 Year-End Values
------------------------------------------------

     The following table provides certain information concerning exercises of options to purchase our common stock in the fiscal year ended June 30, 2001 by the persons named in the Summary Compensation Table and sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of June 30, 2001. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of June 30, 2001. We have not issued any stock appreciation rights.

                AGGREGATE OPTION EXERCISES AND FISCAL 2001 YEAR-END VALUES


                                           Number of Securities         Value of Unexercised
                                          Underlying Unexercised        In-the-Money Options
                                        Options at Fiscal Year-End      At Fiscal Year-End (1)
                                        --------------------------    --------------------------
                  Shares
                 Acquired
                    On       Value
                 Exercise   Realized    Exercisable  Unexercisable    Exercisable  Unexercisable
                 --------   --------    -----------  -------------    -----------  -------------
Young K. Sohn    445,000    8,208,330     928,303       936,697      $ 6,784,080    $ 5,064,270

John S. Edmunds       --           --      70,600       179,400               --        106,100

Simon P. Dolan    25,000      564,706      42,400       162,600          186,880        649,220

Shlomo Waser          --           --          --       200,000               --      1,118,000

David J. Power        --           --          --       100,000               --        106,100

William L.
  Housley (2)     54,850    1,026,602          --            --               --             --

------------------------

(1) Calculated by determining the difference between the fair market value of the securities underlying the options at June 29, 2001 (based on the closing price of $10.59 for our common stock on the Nasdaq National Stock Market on June 29, 2001) and the exercise price of the options.

(2) Mr. Housley resigned from Oak in January 2001.


Director Compensation
---------------------

     Each non-employee director receives an annual retainer of $20,000 and a quarterly meeting fee of $2,500. In addition, all non-employee directors of Oak receive up to an additional $2,500 per fiscal quarter if they serve as a chairman of a committee of our Board or up to an additional $1,500 per fiscal quarter if they serve as a member (other than chairman) of a committee of our Board.

     In December 1994, the Board adopted, and in January 1995 our stockholders approved, the 1994 Directors' Option Plan, which provides for the automatic grant of options to purchase shares of common stock to our non-employee directors. The maximum number of shares of common stock that may be issued pursuant to options granted under the 1994 Directors' Option Plan is 500,000. The maximum number of shares of common stock that may be issued to any one non-employee director under the 1994 Directors' Option Plan is 80,000. The 1994 Directors' Option Plan provides for an automatic initial grant of options for 20,000 shares of common stock to each non-employee director who on or after December 13, 1994 becomes a member of the Board, on the date the non-employee director first joins the Oak Board (the "Initial Grant"). Each year following the date on which our Board adopted the 1994 Directors' Option Plan, on the date of our annual meeting of stockholders, each non-employee director is automatically granted an additional option for 6,000 shares of common stock (a "Succeeding Grant"). Each Initial Grant and each Succeeding Grant vests as to 24% of the shares on the one-year anniversary of the date of grant and as to 2% of the shares per month thereafter, so long as the non-employee director remains a member of our Board. Notwithstanding anything to the contrary, in the event a non-employee director has not yet vested as to 24% of an Initial Grant or a Succeeding Grant and such non-employee director is not re-elected at the annual stockholders' meeting immediately following such grant, 24% of such grant accelerates and becomes immediately exercisable. The 1994 Directors' Option Plan will terminate in December 2004, unless sooner terminated by the Board. Under the 1994 Directors' Option Plan, in June 2001, Mr. Rynne received an Initial Grant of 20,000 shares at an exercise price of $10.41 per share and in December 2000, each of Messrs. Black, Simone, Tomlinson, Tsang and Yu received a Succeeding Grant of 6,000 shares at an exercise price of $10.125 per share.

     Under the 1994 Directors' Option Plan, in the event of a change in control (whether through merger, sale of assets, a tender offer or proxy contest), the vesting of all options will accelerate, and the options will become immediately exercisable in full prior to the consummation of the change in control upon conditions as the Board determines.

     In addition to the Initial Grant from the 1994 Directors' Option Plan as described above, Mr. Rynne also received in June 2001, an option under the 1994 Stock Option Plan for 30,000 shares at an exercise price of $10.41 per share. These options will vest as to 24% of the shares on the one-year anniversary of the date of grant and as to 2% of the shares per month thereafter.

     In April 2001, the Board adopted a resolution providing that future grants of options to purchase shares of common stock to our non-employee directors will be made from the Company's 1994 Stock Option Plan. The Board authorized a grant from the 1994 Stock Option Plan of an option for 50,000 shares of common stock to each non-employee director who becomes a member of the Board, on the date the non-employee director first joins the Oak Board. The Board also authorized the supplemental grant of options to current non-employee directors to bring them to this level. Each year, on the date of our annual meeting of stockholders, each non-employee director will be automatically granted an additional option for 12,500 shares of common stock. Oak believes that these option grants are necessary to ensure that Oak remains competitive with other companies in attracting and retaining qualified board members. Each of these options vests as to 24% of the shares on the one-year anniversary of the date of grant and as to 2% of the shares per month thereafter, so long as the non-employee director remains a member of our Board.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      The members of the Compensation Committee during fiscal year 2001 were Ta-Lin Hsu and Albert Yu. Since July 2001, the Compensation Committee has been comprised of David Rynne and Albert Yu. None of the members of the Compensation Committee was at any time during the 2001 fiscal year or at any other time an officer or employee of Oak.

     No executive officer of Oak served on the Compensation Committee of another entity or on any other committee of the board of directors of another entity performing similar functions, during the last fiscal year.


Employment, Change of Control and Severance Arrangements
--------------------------------------------------------

     On February 22, 1999, we entered into an employment agreement with Mr. Sohn in connection with his employment as our President and Chief Executive Officer. Pursuant to this agreement, Mr. Sohn is paid an annual base salary of $450,000 and is eligible to receive a performance bonus of 60% to 120% of his base salary for each fiscal year beginning with fiscal 2000 based on the achievement of certain fiscal and performance based objectives as agreed to with the Board. Mr. Sohn also executed a promissory note on February 22, 1999 for $2,000,000 with interest payable at a rate of 4.62% per annum, compounded annually. Oak will forgive the repayment of principal and accrued interest on the note in three equal annual installments beginning February 25, 2000 provided Mr. Sohn is continuously employed with Oak during each year in the three-year note term.

     Mr. Sohn was granted an option to purchase 2,000,000 shares of the company's common stock with an exercise price of $3.00 per share. The option shares vest in 50 equal monthly installments. In addition, all shares will vest upon a change in control of Oak (whether by merger, asset sale or sale of stock by the stockholders) or a dissolution of Oak. If Mr. Sohn's employment is terminated without cause, then the number of shares in which he will be vested will be increased to the number of shares in which he is otherwise vested plus 12.5% of the option shares. Mr. Sohn exercised the option on February 22, 1999, subject to Oak's right to repurchase any shares in which he is not vested upon his termination of employment.

     If Mr. Sohn's employment is terminated without cause, Mr. Sohn will receive his base salary for 6 months and 50% of his target performance bonus. In the event that Mr. Sohn's employment is terminated without cause or if he resigns for good reason (including as a result of a decrease in his salary or performance bonus or a change in his title, authority or responsibilities) within 12 months of a change in control of Oak, he will receive (i) his base salary for a period of 12 months and (ii) his target performance bonus.

     Effective March 31, 2001, Oak entered into an Executive Officer Severance Agreement with David Power and John Edmunds. Under the agreement, if the executive is terminated for any reason other than for "cause," as that term is defined in the agreement, or if the executive is terminated by "constructive termination," as defined in the agreement, he will receive (i) severance payments during the severance period at his then current base salary; (ii) his then current targeted bonus, in an amount that would be payable if 100% of the targets for both Oak and the executive had been achieved for the fiscal year of his termination; and (iii) medical benefits for the severance period. In addition, the executive's options will continue to vest during the severance period. The executive will forfeit options that have not vested as of the end of the severance period, and will have ninety (90) days after the severance period to exercise the vested options. The agreement with Mr. Power provides for a six-month severance period and the agreement with Mr. Edmunds provides for a 12-month severance period.

     Effective March 31, 2001, Oak entered into an Executive Officer Severance Agreement with Shlomo Waser and Simon Dolan. Under the agreement, if the executive is terminated for any reason other than for "cause," as that term is defined in the agreement, or if the executive is terminated by "constructive termination," as defined in the agreement, he will receive (i) severance payments during a six-month severance period at his then current base salary;
(ii) his then current targeted bonus, in an amount that would be payable if 100% of the targets for both Oak and the executive had been achieved for the fiscal year of his termination; and (iii) medical benefits for the severance period. In addition, all of the executive's options will have their vesting accelerated in the event of a constructive termination. Mr. Waser's options will accelerate their vesting by 12 months and Mr. Dolan's options will accelerate their vesting by 6 months. The executive will forfeit options that have not vested as of the end of the severance period, and will have ninety
(90) days after the severance period to exercise the vested options.

Report of the Compensation Committee on Executive Compensation
--------------------------------------------------------------

     The Compensation Committee is comprised of two independent, non-employee directors of Oak, neither of whom is a former employee of Oak. The Compensation Committee was comprised of Ta-Lin Hsu and Albert Yu until July 2001, and is currently comprised of David Rynne and Albert Yu. The Compensation Committee's primary function is to provide guidance and leadership to the Board and senior management of Oak to enable them to design and execute compensation programs which attract and retain key talents. The primary role of the Compensation Committee is to review and approve salary, bonus, stock options and other benefits, direct or indirect, of our employees.

     We have considered the potential impact of Section 162(m) of the Internal Revenue Code ("Section 162(m)") adopted under the federal Revenue Reconciliation Act of 1993. Section 162(m) of the Internal Revenue Code disallows a Federal income tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. This limitation applies only to compensation which is not considered to be performance based. Oak's 1994 Option Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under the plan will qualify as performance-based compensation and will not be subject to the $1 million limitation. Our policy is to qualify to the extent reasonable our executive officers' compensation for deductibility under applicable tax laws.

     Our compensation program and policies are designed to enhance stockholder value by aligning the financial interests of our executive officers with those of our stockholders. Our compensation program utilizes base salary, performance based cash bonuses and stock options to motivate executive officers to achieve our business objectives and to recognize the value achieved by the executive team for our stockholders.


Salary
------

     During the fiscal year, the Committee reviews with the Chief Executive Officer, and approves, with modifications it deems appropriate, an annual salary plan for our executive officers. In making individual base salary decisions, the Committee reviews each officer's duties and the contributions the officer has made to our overall performance. The Committee also compares the salary of each officer with other officers' salaries, taking into consideration the number of years employed by us, the possibility of future promotions and the extent and frequency of prior salary adjustments.


Incentive Compensation
----------------------

     We have continued an executive bonus plan, which is based upon achievement of targets established for financial performance and attainment of other annual goals as determined by the Committee. For the purposes of the bonus calculation under the bonus plan, performance is measured according to achievement of approved targets in specified categories. If the targeted levels are met, generally, each participant in the bonus plan may earn a bonus of up to 40% of such executives officer's base salary, with the exception of the Chief Executive Officer who is eligible to earn a bonus from 60-120% of base salary. Payment of this performance bonus is based upon the achievement or fiscal and performance-based objectives as agreed to by the Board. If the targeted levels are exceeded, additional bonuses are earned. The maximum bonus, which can be earned in any year by an executive under the plan, is 150% of the targeted bonus. No bonus will be paid for achievement of any of the designated levels of operating results unless we achieve a specified minimum level of income before income taxes. In addition, regardless of whether targeted performance levels are met, any award is subject to the discretion of the Compensation Committee of our Board.


Stock Options
-------------

     The Committee believes that equity ownership provides significant additional motivation to executive officers to maximize value for our stockholders. Generally the Committee grants stock options at the commencement of an executive officer's employment and, depending upon that officer's performance and the appropriateness of additional awards to retain key employees, periodically thereafter. In making its determination as to grant levels, the Committee takes into consideration prior grants to such executive, the number of years such officer has been employed by us, grants made in the broad high tech industry to similarly situated executives, and, in the case of an initial grant, the sufficiency of such grant to attract the executive to accept employment with us.


CEO Compensation
----------------

     The Committee independently determines the base salary for the Chief Executive Officer based on the assessment of our performance against our present goals, our performance within the semiconductor industry, the overall performance of the Chief Executive Officer, and the compensation levels of similarly situated chief executive officers.

     Mr. Sohn's compensation was negotiated by the Oak Board in light of the objectives and assessment mentioned above. Pursuant to his employment agreement
dated February 22, 1999, Mr. Sohn's annual base salary is $450,000.   Mr. Sohn
did not receive a performance bonus during fiscal 2001. In fiscal year 1999, Mr. Sohn received a special bonus of $2,000,000 (adjusted for inflation), structured as a loan forgiven in three equal annual installments upon completion of each year of service measured from February 26, 1999. The first installment of this loan was forgiven as of February 26, 2000, and the second installment was forgiven as of February 25, 2001. Mr. Sohn was also granted an option to purchase 2,000,000 shares of common stock at an exercise price of $3.00 per share. Additionally, pursuant to his employment agreement dated February 22, 1999, this agreement provided an accelerated vesting of 50% of the unvested shares at such time as Oak's common stock has an average closing price of $20.00 or more for 30 consecutive calendar days. This acceleration clause was triggered on August 1, 2000. The option shares vest in 50 equal monthly installments, and the vesting will accelerate upon a change of control of Oak or certain terminations of Mr. Sohn's employment.

     During fiscal 2001, Mr. Sohn was granted an option to purchase 400,000 shares of common stock at an exercise price of $6.67. These options have a term of ten years and become vested for (i) 24% of the underlying shares on the first anniversary of the grant date and (ii) for the balance of the shares in a series of successive equal monthly installments of 2% of the remaining option shares measured from the first anniversary of the vesting commencement date. The vesting will accelerate upon a change of control of Oak or certain terminations of Mr. Sohn's employment.


                                          Compensation Committee

                                          David Rynne
                                          Albert Yu

Comparison of Stockholder Return
--------------------------------

     Set forth below is a line graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total return of the H&Q Semiconductor Sector Index and the Nasdaq Stock Market Index-U.S. for the period commencing on June 30, 1996 and ending on June 30, 2001.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
      AMONG OAK TECHNOLOGY, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                 AND THE JP MORGAN H & Q SEMICONDUCTORS INDEX


   [GRAPHIC OF COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN DEPICTED HERE]



                    OAK            NASDAQ STOCK    J.P. MORGAN H & Q
              TECHNOLOGY, INC.     MARKET (U.S.)     SEMICONDUCTORS
              ----------------     -------------     --------------
6/96               100.00             100.00             100.00
6/97               104.00             121.60             181.35
6/98                48.67             160.06             148.65
6/99                38.67             230.22             315.09
6/00               230.01             340.37             811.20
6/01               112.96             184.51             447.50

(1) Oak effected a 2-for-1 split of its common stock on March 28, 1996.
(2) June 29, 2001 was the last day of trading for our fiscal year ended June 30, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) all persons known by us to be the beneficial owners of more than 5% of our outstanding common stock, (ii) each director and nominee for director, (iii) the Chief Executive Officer and the other executive officers named in the Summary Compensation Table below and
(iv) all current executive officers and directors as a group. The information in the following table is as of August 31, 2001.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The table assumes that all options granted under our Option Plan and Directors' Option Plan become exercisable in accordance with their respective vesting terms. The percentage ownership is based on 54,679,323 shares of common stock outstanding on August 31, 2001. Shares of common stock subject to stock options which are currently exercisable or will become exercisable within 60 days after August 31, 2001 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.


                                                           Shares Owned
                                                 ------------------------------
Name of Beneficial Owners                         Number of        Percentage
                                                   Shares           of Class
                                                   ------           --------
5% Stockholders
---------------

David D. Tsang                                     2,906,649           5.3%

Executive Officers and Directors:
--------------------------------

Young K. Sohn                                      2,315,000           4.1%
John S. Edmunds                                       88,400            *
Simon P. Dolan                                        59,093            *
Shlomo Waser                                              --            *
David J. Power                                            --            *
Richard B. Black                                     254,481            *
David Rynne                                               --            *
Peter Simone                                         170,191            *
Timothy Tomlinson                                     62,984            *
Albert Y. C. Yu                                       15,880            *
Executive officers and directors
  as a group (10 persons)                          2,966,029           5.3%

   * Less than 1%

     Additional Information.  Additional information regarding the beneficial
     -----------------------
ownership of shares held by these persons is indicated below. The address of Messrs. Sohn, Edmunds, Dolan, Waser and Power is c/o Oak Technology, Inc., 139 Kifer Court, Sunnyvale, CA 94086. The address of Mr. Black is 10655 N. Upper Meadow Road, Moose, WY 83012. The address of Mr. Rynne is 26120 Rancho Manuella Ln, Los Altos Hills, CA 94022. The address of Mr. Simone is 61 Lehigh Road, Wellesley, MA 02482. The address of Mr. Tomlinson is c/o Tomlinson Zisko Morosoli & Maser LLP, 200 Page Mill Road, 2nd Floor, Palo Alto, CA 94306. The address of Mr. Yu is 13416 Middle Fork Lane, Los Altos Hills, CA 94022. The address of Mr. Tsang is 21677 Rainbow Drive, Cupertino, CA 95014.

     Mr. Tsang: 2,352,949 of these shares are held of record by Mr. Tsang; an aggregate of 492,500 of these shares are held of record by trusts for Mr. Tsang's children of which Mr. Tsang's brother and brother-in-law are trustees; and 61,200 of these shares are subject to options exercisable within 60 days of August 31, 2001.

     Mr. Sohn: 1,388,200 of these shares are subject to options exercisable within 60 days of August 31, 2001. Mr. Sohn is Chairman of the Board, President and Chief Executive Officer of Oak.

     Mr. Edmunds: 83,400 of these shares are subject to options exercisable within 60 days of August 31, 2001. Mr. Edmunds is Senior Vice President of Finance and Chief Financial Officer of Oak.

     Mr. Dolan: 57,600 of these shares are subject to options exercisable within 60 days of August 31, 2001. Mr. Dolan is Senior Vice President and General Manager, Imaging Group, of Oak.

     Mr. Waser: Mr. Waser is Senior Vice President and General Manager, Optical Storage, of Oak.

     Mr. Power: Mr. Power is Vice President of Legal, General Counsel and Secretary of Oak.

     Mr. Black: 190,040 of these shares are subject to options exercisable within 60 days of August 31, 2001. Mr. Black is Vice-Chairman of the Oak Board.

     Mr. Rynne:  Mr. Rynne is a director of Oak.

     Mr. Simone: 8,400 of these shares are subject to options exercisable within 60 days of August 31, 2001. Mr. Simone is a director of Oak.

     Mr. Tomlinson: 42,240 of these shares are subject to options exercisable within 60 days of August 31, 2001. Mr. Tomlinson is a director of Oak.

     Dr. Yu: 15,880 of these shares are subject to options exercisable within 60 days of August 31, 2001. Dr. Yu is a director of Oak.

     Executive officers and directors as a group:   1,785,760 of these shares
are subject to options exercisable within 60 days of August 31, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with his employment arrangement, Mr. Sohn also executed a promissory note on February 22, 1999 for $2,000,000 with interest payable at a rate of 4.62% per annum, compounded annually. Oak will forgive the repayment of principal and accrued interest on the note in three equal annual installments beginning February 25, 2000 provided Mr. Sohn is continuously employed with Oak during each year in the three-year note term. The first installment of this loan was forgiven as of February 26, 2000, and the second installment was forgiven as of February 25, 2001. Upon Mr. Sohn's termination of service with Oak, any remaining unforgiven note principal and accrued interest becomes due and payable.

     We loaned Mr. Besen, formerly the Chief Technology Officer of Oak, the principal sum of $250,000 during fiscal 1999. Under the terms of this loan arrangement, Oak would forgive repayment of the principal (together with accrued interest) in three equal annual installments, with the first such installment occurring in July 2000. Mr. Besen's employment with Oak was terminated in January 2001. Mr. Besen has fully repaid the remaining unforgiven portion of the note.

     Oak had a similar arrangement with William Housley, formerly the general manager of our Optical Storage Group. Mr. Housley resigned from Oak in January 2001. Mr. Housley's loan was for the principal sum of $100,000 paid during fiscal 1999, and the first of his three equal annual installments for loan
forgiveness (together with accrued interest) occurred in July 2000.   Upon the
termination of Mr. Housley's service with Oak in January 2001, the remaining principal and interest on the loan was forgiven.

     Mr. Tomlinson is a general partner of Tomlinson Zisko Morosoli & Maser LLP, a law firm that provides legal services to Oak.

     Mr. Tsang, who served as Chairman of the Board of Directors of Oak prior to his resignation in July 2001, had a consulting arrangement with Oak in which he assisted Mr. Sohn in strategic technology initiatives and vendor/customer relationships. For his services during fiscal 2001 Mr. Tsang was paid a fee of $174,388.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 29, 2001                            OAK TECHNOLOGY, INC.

                                           By:     /s/ YOUNG K. SOHN
                                              ------------------------------
                                                    Young K. Sohn,

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



          Name                      Title                          Date
          ----                      -----                          ----
                         Chairman of the Board of Directors,   October 29, 2001
  /s/ YOUNG K. SOHN      Chief Executive Officer, and
-----------------------  Director (Principal Executive Officer)
     Young K. Sohn

  /s/ JOHN S. EDMUNDS    Vice President and Chief Financial    October 29, 2001
-----------------------  Officer (Principal Financial and
    John S. Edmunds      Accounting Officer)


 /s/ RICHARD B. BLACK    Director                              October 29, 2001
-----------------------
   Richard B. Black


  /s/ DAVID J. RYNNE     Director                              October 29, 2001
-----------------------
    David J. Rynne


  /s/ PETER J. SIMONE    Director                              October 29, 2001
-----------------------
    Peter J. Simone


 /s/ TIMOTHY TOMLINSON   Director                              October 29, 2001
-----------------------
   Timothy Tomlinson


 /s/ ALBERT Y. C. YU     Director                              October 29, 2001
-----------------------
    Albert Y. C. Yu
