Form 10-Q
period 2001-09-30
OAK TECHNOLOGY INC
filed 2001-11-14
CIK 824225

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  -----------------  ------------------

                          Commission File No. 0-25298

                              OAK TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                               77-0161486
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


                                 -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of November 9, 2001, there were outstanding 54,999,023 shares of the Registrant's Common Stock, par value $0.001 per share.

===============================================================================

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                    INDEX

                  For the Quarter Ended September 30, 2001


                                                                           Page
                                                                            No.
                                                                            ---

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of September 30,
            2001 and June 30, 2001........................................   3

          Condensed Consolidated Statements of Operations for the
            Three Months Ended September 30, 2001 and 2000................   4

          Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 2001 and 2000......................   5

          Notes to Condensed Consolidated Financial Statements............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  26


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................  27

Item 6. Exhibits and Reports on Form 8-K..................................  29

Signatures................................................................  30


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)
                                 (Unaudited)

                                                      September 30,   June 30,
                                                          2001          2001
                                                          ----          ----
     ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 27,332      $ 25,141
  Short-term investments..............................    99,587        98,887
  Accounts receivable, net of allowance for doubtful
    accounts of $4,005 and $3,198, respectively.......    16,902        18,347
  Inventories.........................................     4,485         6,626
  Prepaid expenses and other current assets...........     5,969         6,884
                                                        --------      --------
Total current assets..................................   154,275       155,885
Property and equipment, net...........................    17,553        18,448
Intangible assets, net................................    28,813        29,337
Other assets..........................................       799           569
                                                        --------      --------
Total assets..........................................  $201,440      $204,239
                                                        ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable....................................  $  8,924      $  8,161
  Accrued expenses....................................    12,628        13,680
  Deferred revenue....................................     5,240         4,337
                                                        --------      --------
    Total current liabilities.........................    26,792        26,178

Other long-term liabilities...........................       372           318
                                                        --------      --------
Total liabilities.....................................    27,164        26,496
                                                        --------      --------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; none issued and outstanding as of
    June 30, 2001 and 2000............................        --            --
  Common stock, $0.001 par value; 130,000,000 shares
    authorized at September 30, 2001 and June 30,
    2001; 59,056,103 shares issued and 54,762,623
    shares outstanding as of September 30, 2001; and
    58,628,451 shares issued and 54,330,971 shares
    outstanding as of June 30, 2001...................        59            59
  Additional paid-in capital..........................   231,333       229,280
  Treasury stock......................................   (23,273)      (23,273)
  Accumulated deficit.................................   (35,710)      (29,461)
  Accumulated other comprehensive income..............     1,867         1,138
                                                        --------      --------
    Total stockholders' equity........................   174,276       177,743
                                                        --------      --------
Total liabilities and stockholders' equity............  $201,440      $204,239
                                                        ========      ========


See accompanying notes to consolidated financial statements.


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2001          2000
                                                         ----          ----
Revenues:
  Product revenues..................................  $  25,567      $  40,184
  Software and other revenues.......................      7,734         10,804
                                                      ---------      ---------
    Total revenues..................................     33,301         50,988

Cost of revenues and operating expenses:
  Cost of product revenues..........................     15,692         22,494
  Cost of software and other revenues...............      1,366          2,531
  Research and development expenses.................     13,105         13,541
  Selling, general, and administrative expenses.....      7,357          9,683
  Amortization of intangibles.......................      3,428          3,679
                                                      ---------      ---------
    Operating loss..................................     (7,647)          (940)

Other non-operating income, net.....................      2,121          2,469
                                                      ---------      ---------

Income (loss) before income taxes...................     (5,526)         1,529
Income tax expense..................................        723            245
                                                      ---------      ---------
Net income (loss)...................................  $  (6,249)     $   1,284
                                                      =========      =========

Net income (loss) per basic share...................  $   (0.11)     $    0.02
                                                      =========      =========
Net income (loss) per diluted share.................  $   (0.11)     $    0.02
                                                      =========      =========

Shares used in computing basic net income (loss)
  per share.........................................     54,540         53,472
                                                      =========      =========
Shares used in computing diluted net income (loss)
  per share.........................................     54,540         63,130
                                                      =========      =========


See accompanying notes to condensed consolidated financial statements.



                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                        --------------------
                                                           2001       2000
                                                           ----       ----
Cash flows from operating activities:

  Net income (loss)...................................  $  (6,249)  $  1,284
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization.....................      5,080      5,531
    Deferred income taxes.............................         (7)        --

Changes in operating assets and liabilities:
  Accounts receivable.................................      1,717     (7,203)
  Inventories.........................................      2,266     (5,143)
  Prepaid expenses, other current assets and
    other assets......................................      1,016      4,922
  Accounts payable and accrued expenses...............       (782)     8,382
  Income taxes payable, deferred revenue and
    other liabilities.................................        933     (1,981)
                                                         --------   --------
      Net cash provided by operating activities.......      3,974      5,792
                                                         --------   --------
Cash flows from investing activities:
  Purchases of short-term investments.................    (10,740)    (8,413)
  Proceeds from matured short-term investments........     10,769      6,509
  Additions to property and equipment, net............       (627)    (2,541)
  Acquisition of Accel, net of cash acquired..........     (3,238)        --
                                                         --------   --------
      Net cash used in investing activities...........     (3,836)    (4,445)
                                                         --------   --------

Cash flows from financing activities:
  Repayment of debt...................................         --         (5)
  Issuance of common stock, net.......................      2,053      5,289
                                                         --------   --------
      Net cash provided by financing activities.......      2,053      5,284
                                                         --------   --------
Net increase in cash and cash equivalents.............      2,191      6,631
Cash and cash equivalents, beginning of period........     25,141     19,100
                                                         --------   --------
Cash and cash equivalents, end of period..............   $ 27,332   $ 25,731
                                                         ========   ========

Supplemental information:

Cash paid during the period:
  Interest............................................   $     --   $     10
                                                         ========   ========
  Income taxes........................................   $  2,045   $    268
                                                         ========   ========


See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Preparation
   --------------------

     The accompanying unaudited condensed consolidated financial statements of Oak Technology, Inc. and subsidiaries ("Oak" or the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2001, included in the Oak Technology, Inc. 2001 Annual Report on Form 10-K filed with the Commission.


   Reclassifications
   -----------------

     Certain prior period amounts have been reclassified to conform to the current period presentation.


   Derivative Instruments and Hedging Activities
   ---------------------------------------------

     The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign currency denominated accounts receivables or fixed sales commitments. The Company does not enter into foreign exchange contracts for speculative or trading purposes. As of September 30, 2001, the Company had short-term foreign currency exchange contracts with face values of approximately $1.5 million to purchase U.S. Dollars with Japanese Yen for accounts receivables denominated in Japanese Yen and fixed purchase commitments. The impact of recording the fair values of the forward contracts and unrealized gains or losses in the accounts receivable was not material for the periods presented.


   Recently Issued Accounting Standards
   ------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," that requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. The adoption of SFAS No. 141 will not change the method of accounting used in previous business combinations accounted for under the pooling-of-interest method. The Company believes that the adoption of this statement will not have a significant impact on its financial position, results of operations or cash flows.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," that requires the use of a non-amortization approach to account for purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangible assets exceed their fair values. As of September 30, 2001, the Company had intangible assets with net carrying values of approximately $28.8 million and a resulting amortization expense of approximately $3.4 million for the quarter ended September 30, 2001 which is attributable to business combinations initiated prior to the adoption of SFAS No. 141. This Statement is effective for fiscal years beginning after December 15, 2001. Oak will adopt SFAS No. 142 effective July 1, 2002. The Company believes that the adoption of this statement will not have a significant impact on its financial position, results of operations or cash flows.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that develops one accounting model for long-lived assets that are to be disposed of by sale and expands the scope of discontinued operations. This Statement is effective for fiscal years beginning after December 15, 2001. Oak will adopt SFAS No. 144 effective July 1, 2002 and believes that the adoption of this statement will not have a significant impact on its financial position, results of operations or cash flows.


2. Inventories
   -----------

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                 September 30,     June 30,
                                                     2001            2001
                                                     ----            ----
     Purchased parts and work in process.......    $ 2,886         $ 3,724
     Finished goods............................      1,599           2,902
                                                   -------         -------
                                                   $ 4,485         $ 6,626
                                                   =======         =======



3. Net Income (Loss) Per Share
   ---------------------------

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


                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                            2001       2000
                                                            ----       ----
     Net income (loss) from continuing operations:       $ (6,249)     $  1,284
                                                         ========      ========

     Basic common shares                                   54,540        53,472
     Effect of dilutive securities:
       Common stock options                                    --         9,658
                                                         --------      --------
     Dilutive weighted average shares                      54,540        63,130
                                                         ========      ========

     Net income (loss) per share from continuing
       operations:
       Basic                                             $  (0.11)     $   0.02
                                                         ========      ========
       Diluted                                           $  (0.11)     $   0.02
                                                         ========      ========


     For the three month period ended September 30, 2001, there were approximately 3,072,000 weighted average options outstanding which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these options would have had an anti-dilutive effect. For the three month period ended September 30, 2000, there were no antidilutive common shares excluded from the calculation.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

4. Acquisitions
   ------------

     On July 5, 2001, the Company acquired privately held Accel Technology, K.K. ("Accel") a Company based in Osaka, Japan which develops the mechanical construction and design of computers and relevant equipment, such as CD-R/RW drives and DVD players. This acquisition allows Oak to move more quickly into the consumer space by providing turnkey platforms to consumer electronics customers to minimize their development efforts. The Company paid approximately $3.2 million in cash for all the outstanding common shares and stock options of Accel. The transaction has been accounted for under SFAS No. 141, "Business Combinations," using the purchase method of accounting. The results of operations of Accel have been included in the results of Oak's consolidated financial statements from July 12, 2001. The historical operations of Accel are not material to the financial position or results of operations of the Company; therefore, no pro forma information is presented. The acquisition resulted in goodwill of approximately $2.9 million, which will not be amortized in accordance with the provisions of SFAS 141.


5. Contingencies
   -------------

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

     On July 16, 1998, the court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. On August 5, 2000 the court granted Company's motion for summary judgment and entered judgment in favor of the Company. The plaintiffs have appealed the court's decision which in currently under review by the Sixth District Court of Appeal. Based on its current information, the Company believes this suit to be without merit and will continue to defend its position vigorously. Although it is possible the court's ruling may be overturned on appeal and the Company may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

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

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action. On December 24, 1997, UMC answered the Company's complaint and counterclaimed by asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. In a related action to the lawsuit that was commenced by the Company against UMC, on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic
advantage.   The Company filed its answer on January 8, 1998, denying all the allegations. The Company believes UMC's counterclaims and Mediatek's claims to be without merit. On June 11, 1998, the cases were consolidated for all purposes and stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues before the International Trade Commission, initiated by Oak as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of the ITC investigation and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the ITC's determination. (Described below.)

     On May 10, 1999, the ITC issued an Initial Determination terminating the investigation as to UMC, finding that UMC's activities were licensed. On May 17, 1999, the Company filed a petition for review of the Initial Determination. On September 27, 1999, the ITC affirmed that there were no unfair trade practices committed by MediaTek under Section 337 of the Tariff Act, that there was no infringement of the Company's U.S. Patent No. 5,581,715, and held that the Company's US Patent No. 5,581,715 was valid and enforceable. On February 24, 2000, the Company appealed the Commission's ruling that no unfair trade practices were committed by MediaTek under Section 337 of the Tariff Act to the Federal Circuit Court of Appeals. On May 2, 2001 the Federal Circuit Court of Appeals affirmed the Commission's determination that there was no infringement of the Company's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commision's determination that the Company's U.S. Patent No. 5,581,715 was valid and enforceable.

     As a result of the decision rendered by the Federal Circuit Court of Appeals the stay was lifted on the consolidated action pending in the United States District Court, Northern District of California, and the parties are proceeding with the litigation.

     If any of the above pending actions with respect to UMC and MediaTek are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.

     On January 4, 2001 Samsung Electronics, a customer of the Company's Imaging Group, received a notification from Pitney Bowes alleging that the resolution enhancement technology Samsung acquired from

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

Xerographic Laser Images Corporation, Inc. ("XLI") in 1996 infringes Pitney Bowes U.S. Patent No. 4,386,272 ("272 patent"). XLI is a subsidiary of the Company as a result of an acquisition in the first quarter of Fiscal 1999. The terms of the agreement for the licensing of the iRET technology to Samsung require the Company, as successor in interest to XLI's assets and liabilities, to defend and indemnify Samsung from claims alleging the iRET technology supplied to Samsung infringes the intellectual property rights of a third party. On June 18, 2001 Pitney Bowes filed a complaint in the District Court of Connecticut, naming Samsung and others, for infringement of the '272 patent. On June 28, 2001 Samsung formally requested the Company to defend Samsung. XLI's customers, Sharp Corporation and Minolta-QMS, Inc., are also subject to Pitney Bowes allegation of infringement of the '272 patent, and have formally requested the Company to defend and indemnify them pursuant to the terms of their agreements.

     If the above pending action, with respect to the Company's indemnification obligation in such action, is decided adversely, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.


6. Segment Information
   -------------------

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

     For fiscal year 2001 and 2002, the Company has two reportable segments which offer different product lines to each of its target markets: Optical Storage Group and Imaging Group. The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated. The Company does not allocate assets to its individual operating segments.

     Information about reported segment income or loss is as follows for the three months ended September 30, 2001 and 2000 (in thousands):


                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                           2001        2000
                                                           ----        ----
     Net Revenues:
       Optical Storage                                   $ 21,079     $ 33,813
       Imaging                                             12,222       17,175
                                                         --------     --------
                                                         $ 33,301     $ 50,988
                                                         ========     ========

     Cost of Goods Sold and Direct Operating Expenses:
       Optical Storage                                   $ 22,154     $ 27,550
       Imaging                                              7,654       11,891
                                                         --------     --------
                                                         $ 29,808     $ 39,441
                                                         ========     ========

     Contribution Margin:
       Optical Storage                                   $ (1,075)    $  6,263
       Imaging                                              4,568        5,284
                                                         --------     --------
                                                         $  3,493     $ 11,547
                                                         ========     ========


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three months ended September 30, 2001 and 2000, is as follows (in thousands):


                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                           2001        2000
                                                           ----        ----
     Contribution margin from operating segments         $ 3,493      $11,547
                                                         =======      =======
       Indirect operating expenses                         6,060        6,956
       Depreciation expense                                1,652        1,852
       Amortization of intangibles                         3,428        3,679
                                                         -------      -------
     Total operating loss                                 (7,647)        (940)
       Non-operating income, net                           2,121        2,469
                                                         -------      -------
     Income (loss) before income taxes                   $(5,526)     $ 1,529
                                                         =======      =======


     Indirect operating expenses include all costs and expenses not specifically charged to the operating segments in the financial information reviewed by the Company's chief operating decision-maker. These include various overhead and indirect sales expenses as well as corporate marketing and general and administrative expenses.

     The Company maintains significant operations in the United States, United Kingdom, Taiwan and Japan. Activities in the United States consist of corporate administration, product development, logistics and worldwide sales management. Foreign operations consist of regional sales and limited board-level manufacturing and engineering support services.

     The distribution of net revenues for the three months ended September 30, 2001 and 2000 are as follows (in thousands):


                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                           2001        2000
                                                           ----        ----
      Revenue from unaffiliated customers
        originating from:
        North America                                    $  5,965     $  7,926
        Japan                                              13,697       18,429
        Korea                                               7,899       22,627
        Taiwan                                              3,297          766
        Other Asia                                          1,850          547
        Europe                                                593          693
                                                         --------     --------
                                                         $ 33,301     $ 50,988
                                                         ========     ========



     For the three months ended September 30, 2001, one customer accounted for 22% of total revenues. For the same period of the prior fiscal year, two customers accounted for 36% and 10% of total revenues, respectively.

     As of September 30, 2001, two customers accounted for 23% and 20% of total net accounts receivable, respectively, and as of June 30, 2001, four customers accounted for 21%, 19%, 15% and 10% of total net accounts receivable, respectively.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


7. Comprehensive Loss
   ------------------

     The following table presents the calculation of comprehensive loss as required by SFAS 130. The components of comprehensive loss, net of tax, are as follows (in thousands):



                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                           2001        2000
                                                           ----        ----
      Net income (loss)                                  $ (6,249)    $  1,284
        Other comprehensive income (loss):
          Change in unrealized gain (loss) on
            investments, net                                  729       (1,605)
                                                         --------     --------
      Total comprehensive loss                           $ (5,520)    $   (321)
                                                         ========     ========



8. Income Taxes
   ------------

     For the three months ended September 30, 2001, the Company recorded tax expense based on actual taxes incurred. For the three months ended September 30, 2000, the Company recorded tax expense based on projected fiscal year 2001 operating results.

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

     For the results of operations for the three months ended September 30, 2001 and 2000, the Company reported a net loss of $6.2 million and net income of $1.3 million, respectively. The decrease in net income in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 is a result of decreased revenues caused by the recent slowdown in the PC industry as well as a decrease in overall global economic conditions. Oak continues to develop its next generation CD-RW product with six of the top seven CD-RW manufacturers. However, the Company cannot predict the future level of customer acceptance of the product and the product's impact on operating results.

     Oak's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including competitive pressures on selling prices, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, its ability to introduce new products in accordance with OEM design requirements and design cycles, rate of adoption of new technology, rate of growth of the CD-RW market, changes in product mix or distribution channels, demand for semiconductors and end-user products incorporating semiconductors, technological difficulties and resource constraints encountered in developing and/or using new products, new product introductions by its competitors, and market acceptance of product sold by both Oak and its customers.

     In addition, our operating results are subject to fluctuations in the markets for our customers' products, particularly the consumer electronics and personal computer markets, which have been severely impacted by the current slow down in the semiconductor industry and the overall weak macro-economic environment. Oak has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in DVD systems, CD-RW drives and inkjet multi-function peripherals. Our DVD, CD-RW, and digital imaging products are subject to the new product risks described in the preceding paragraph, including in particular our ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on our operating results.


Results of Operations
---------------------

     Net Revenues.  Net revenues decreased 35% to $33.3 million for the three
     ------------
months ended September 30, 2001 from $51.0 million in the comparable period of fiscal 2000. The year over year decrease in revenues is a result of the global economic slowdown compared to the same period of the prior fiscal year.

      Net revenues in the Optical Storage business segment were $21.1 million for the quarter ended September 30, 2001, representing a 38% decrease from the segment's net revenues of $33.8 million reported in the same period of fiscal 2000. Although the Company continued shipping the 8X (9790) and 16X (9795) products in volume, the market was impacted by the overall economic slowdown experienced in the personal computer industry.

     Net revenues for the Imaging business segment were $12.2 million for the three months ended September 30, 2001, representing a 29% decrease from the $17.2 million reported in the same quarter of fiscal 2000. The decrease is primarily the result of a change in business model with regard to imaging software and, to a lesser extent, a decline in revenues of imaging hardware products due to a recent slowdown in the industry and in the economy in general. Over the past year, the Company has been shifting its business model to share more completely in profit opportunities with our customers. In the past, the Company had licensed its technology to some customers and had received a fixed fee from them over the life of the contract, at the end of which the customer would have had a paid up license to the technology. The Company's recent practice has been to negotiate a royalty arrangement instead of a license fee, which allows Oak to have a participation in its customers' success and which Oak believes offers better upside potential. The Company expects to continue to see a period of transition over the next few quarters as fixed contract license fees decline and royalty revenue begins to ramp as its customers are deploying the software into their product lines.

     Gross Margin.  Cost of revenues includes the cost of wafer fabrication,
     ------------
assembly, and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's total gross margin decreased to 49% for the three month period ended September 30, 2001, as compared to 51% during the comparable period in the prior year.

     Gross margin for the Optical Storage business segment was 34% for the first quarter of fiscal 2002 compared to 41% for the comparable quarter of the prior year. The decrease in the gross margin for the Optical Storage business segment for the three months ended September 30, 2001 compared to the same period in the prior fiscal year is due to a number of factors. The economic environment for consumers and the market environment for PC related products was much more favorable in the first quarter of fiscal 2001 than in the first quarter of fiscal 2002. The market for CD-RW drives in the first quarter of fiscal 2001 was also growing rapidly as the result of what was then a new phenomenon of downloading music from the internet. In the first quarter of fiscal 2002, the economic environment for consumers and PC's has been bordering on recession and, while some segments of the PC environment are growing, the largest part of the CD-RW volume business lies with PC manufacturers who have been in a price war for several months. In that vain, the PC-OEM's have been more focused on staying with older technologies and getting lower prices. As a result, the now older products used in 8X and 12X drives have experienced declining ASP's. This has been offset to some degree by an increase in dollar content per controller shipped due to a higher mix of combo and chip set products shipping which includes the companion Analog Front End (9073). In addition, in the first quarter of fiscal 2002, the Company experienced a temporary yield issue on a new product being introduced that caused gross margins to decline by approximately $600,000. Absent this change, which has now been resolved, the gross margins in the first quarter of fiscal 2002 would have been 36%.

     Gross margin for the Imaging business segment was 75% for the first quarter of fiscal year 2002, representing a slight increase from the 71% reported in the same quarter of fiscal 2001. This is due to a relatively higher mix of imaging software products as opposed to hardware products.

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

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses of $13.1 million for the quarter ended September 30, 2001 remained fairly consistent decreasing $0.4 million, or 3%, from the $13.5 million recorded in the comparable period of the previous fiscal year. Research and development expenses were up sequentially from the fourth quarter of fiscal 2001 due to the initial licensing of ARM and the acquisition of Accel. Research and development expenses increased as a percentage of net revenues for the current fiscal period over the comparable period in the prior year due primarily to the decrease in the Company's net revenues in the current period compared to the comparable period of fiscal 2001. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage and digital imaging.

     Selling, General and Administrative Expenses.  Selling, general and
     ---------------------------------------------
administrative (SG&A) expenses decreased by 24% to $7.4 million for the three months ended September 30, 2001 from $9.7 million in the comparable period of the prior year. The decrease is a result of lower sales expenses as a result of lower revenues in the first quarter of fiscal 2002 compared to the same period of 2001. SG&A expenses increased as a percentage of net revenues for the current fiscal period over the comparable period in the prior year due primarily to a decrease in the Company's net revenues in the current year.

     Amortization of Intangibles.  Amortization of intangible assets was $3.4
     ----------------------------
million for the three months ended September 30, 2001, a decrease of $0.3 million or 7% from the $3.7 million recorded in the same period of the prior fiscal year. The slight decrease for the quarter ended September 30, 2001 compared to the same period in the prior year is a result of the completion of amortization of certain intangible assets as they became fully amortized.

     Other Non-operating Income.  During the first quarter of fiscal 2002,
     ---------------------------
other non-operating income decreased to $2.1 million from $2.5 million recorded during the same quarter of fiscal 2001. The amount was higher in the prior year primarily due to interest received in conjunction with an income tax refund. This was offset partially by an increase in foreign currency translation gains recognized during the first quarter of fiscal 2002 compared to the same period of the prior year.

     Income Taxes.  For the first quarter of fiscal 2002, tax expense was
     -------------
recorded based on actual taxes incurred. Management does not yet believe it is more likely than not that sufficient future taxable income will be generated to realize all of the Company's deferred tax assets. Accordingly, a full valuation allowance exists against all net deferred tax assets for fiscal 2001 and the first quarter of fiscal 2002.

Liquidity and Capital Resources

     Since its inception, Oak has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. Oak's principal sources of liquidity as of September 30, 2001 consisted of approximately $126.9 million in cash, cash equivalents and short-term investments. Oak also has approximately $7.8 million in lines of letters of credit with Taiwanese financial institutions, all of which were available at September 30, 2001.

     Oak's working capital decreased by $2.2 million to $127.5 million as of September 30, 2001 from $129.7 million as of June 30, 2001. The decrease was primarily attributable to a decrease in inventory of approximately $2.1 million. Oak's short-term investments were principally invested in investment grade, interest-bearing securities.

     Oak's cash provided by operating activities decreased to $4.0 million for the quarter ended September 30, 2001 compared to $5.8 million for the same period of fiscal 2001. Cash provided by operating activities for the first quarter of fiscal 2002 was primarily a result of net changes in operating assets and liabilities which includes decreases in inventories, prepaid expenses, other current assets and other assets totaling $3.3 million as well as a decrease in accounts receivable of $1.7. This was offset by a loss of $6.3 million less the add back of depreciation and amortization of $5.0 million recorded during the period.

     Oak's investing activities during the quarter ended September 30, 2001 used cash of $3.8 million compared to $4.4 million during the same period of the prior year. Cash used in investing activities during the current period resulted primarily from the purchase of Accel, net of cash acquired, of $3.2 million and the purchases of property and equipment of $0.6 million.

     Oak's financing activities during the quarter ended September 30, 2001 provided cash of $2.1 million compared to $5.3 million during the same period of the prior year. The cash provided by financing activities during the quarter ended September 30, 2001 was a result of issuances of common stock through the exercise of employee stock options and the employee stock purchase plan.

     We believe that our existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund operations over the next twelve months. If, however, during the next twelve to eighteen month period we fail to increase our revenue or are unable to reduce our expenses below our revenues, then we may be in a position where we will need to seek additional financing. However, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. However, Oak has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, other than those disclosed above or elsewhere in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission.


Outlook
-------

The statements contained in this outlook section and within certain sections of management's discussion and analysis are forward-looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in these forward-looking statements. In addition to the risk factors discussed in the "Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2001 Annual Report on Form 10-K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission, the following factors may also affect the Company's operating results for fiscal 2002:

o In spite of a continued weak economic environment, the Company expects to achieve seasonal growth in the December quarter and anticipates revenues for the quarter will increase by approximately 5-10 percent compared with the first fiscal quarter of 2002, reported today.

o  Gross margin is expected to improve modestly for the December quarter.

o For the December quarter, the Company expects to report a sequential improvement in the pro forma bottom line.

o Given the current uncertainties in the industry, the Company will refrain from commenting on quarterly expectations beyond the current quarter; however, the Company expects to post year over year revenue growth and be profitable on a pro forma basis for the second half of fiscal 2002.

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

     Oak Has Experienced and Expects to Continue to Experience Significant
     ---------------------------------------------------------------------
Period-To-Period Fluctuations in Its Revenues and Operating Results, Which May
------------------------------------------------------------------------------
Result In Volatility In The Price Of Its Stock.  Oak's quarterly revenues and
-----------------------------------------------
operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Accordingly, you should not rely on period-to-period comparisons as an indication of future performance. In addition, these variations may cause our stock price to fluctuate. If quarterly results fail to meet public expectations, the price of our stock may decline.

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

     The above factors have affected our business in the past and may affect us in the future. In addition, our quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any judgment or settlement in, our current or future legal proceedings. See "Oak is a Defendant in Several Lawsuits."

     We operate in the highly cyclical semiconductor industry, which is subject
     --------------------------------------------------------------------------
to significant downturns.  We have diversified our business so that our product
-------------------------
offerings include not only integrated circuits, but also embedded software and platform solutions. However, a significant portion of our revenue will continue to come from our semiconductor product offerings. The semiconductor industry historically has been characterized by rapid technological change and product obsolescence, cyclical market patterns and seasonal customer demand, significant price erosion, periods of over-capacity and under-capacity, periods of production shortages, variations in manufacturing costs, including raw materials, and yields, and significant expenditures for capital equipment and product development.

     The industry has experienced significant economic downturns at various times. These downturns often occur in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions, such as those experienced in the second half of fiscal 2001 and continue to this day. Downturns in the semiconductor industry have been characterized by diminished product demand, production over-capacity, high inventory levels and accelerated erosion of product prices. Even if customers' aggregate demand were not to decline, the availability of additional capacity can adversely impact pricing levels, which can also depress revenue levels.

     We have experienced in the past and may in the future experience downturns due to general semiconductor conditions and general economic conditions. A significant downturn in the industry may cause our business, financial condition and results of operations to suffer.

     Oak Has a Recent History of Operating Losses and May Not Become or Remain
     -------------------------------------------------------------------------
Profitable. Oak has sustained significant losses in recent years and may not
-----------
become profitable in the future. While Oak had net income of $5.9 million in fiscal 1998, its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998, an operating loss of $61.9 million for fiscal 1999, an operating loss of $61.1 million for fiscal 2000 and an operating loss of $19.6 for fiscal 2001 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). Oak's operating losses generally have been due to its dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In the third quarter of fiscal 2000, Oak achieved volume production with its next generation CD-RW product. However, given certain evolving dynamics in the CD-RW market, including the rate of adoption of this technology, competition and selling prices, we cannot accurately predict the product's impact on operating results nor whether revenue from this product will enable Oak to return to profitability. We expect that the average selling prices, or ASP's, for our optical storage products will continue to decline over time and that ASPs for each new optical storage product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, we believe that gross margins for new products in our optical storage market will be lower than historical levels. However, we believe that with the additional planned software and solution product offerings from the Optical Storage and Imaging Groups, gross margins in general will increase in the future. If Oak incurs additional losses or fails to achieve profitability in the future, this will significantly harm our business and may affect the trading price of its common stock.

     Oak's Financial Performance Is Highly Dependent On The Timely And
     -----------------------------------------------------------------
Successful Introduction Of New Products.  Our financial performance depends in
----------------------------------------
large part on our ability to successfully develop and market next generation and new products in a rapidly changing technological environment. If we fail to successfully identify new product opportunities and timely develop and introduce new products that achieve market acceptance, we may lose our market share and our future revenue and earnings may suffer.

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

     Oak's Future Revenues Are Highly Dependent On Sales of Its CD-RW
     ----------------------------------------------------------------
Controller Product.  Our future revenue will largely depend on the success of
-------------------
our recently introduced and next generation CD-RW product as well as our Combo (combination DVD and CD-RW) product. We are no longer developing any CD-ROM controllers and since the early part of fiscal 1999, have instead been focusing our development efforts on controllers for CD-RW and Combo drives. We cannot predict whether these products or their successors will be competitive in the marketplace or carried into production by targeted customers. The current trend toward integrating increased speed and functionality on the CD-RW or Combo controller potentially adds to the development and manufacturing costs of producing the controller. Our revenues and gross margins from our optical storage controller products will depend on our ability to introduce integrated products for the CD-RW and Combo markets in a commercially competitive manner. Even if our CD-RW or Combo products prove to be competitive and are accepted by targeted customers, our customers and their products may not be successful. If our CD-RW product fails to achieve market acceptance, we will need other sources of revenue to offset the loss. In fiscal 2001, revenue generated from Oak's optical storage CD-RW business increased by 224%, compared to the previous year, primarily due to the ongoing success of products introduced in fiscal 2000 and the introduction of new CD-RW products in fiscal 2001. A decrease in the overall level of sales of, and prices for, Oak's older generation CD-RW controller product due to introductions of newer products by competitors, product obsolescence and delays in Oak's next generation CD-RW product, could also adversely affect on our business, financial condition and results of operation.

     Oak's Future Revenues Will Depend on Future Royalties from Shipment of OEM
     --------------------------------------------------------------------------
Devices.  We anticipate that the royalty streams derived from OEMs' shipments
--------
of office equipment containing Oak products, and the sale of related products and services to manufacturers of office equipment will account for a significant portion of our revenue for the foreseeable future, although not as significant as CD-RW for fiscal 2002. In order to assure that Oak will derive future royalty streams from the shipment of OEM devices, Oak and its OEMs are required to develop and release in a regular and timely manner new office products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and development costs to Oak and its OEMs. Our success will depend on, among other things, the rate at which OEMs serving the digital office market outsource their technology needs, market acceptance of our technology and products and the office devices of our OEMs; the ability of Oak and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by Oak; successful implementation of Oak's technology and products in new office devices being developed by its OEMs; and successful marketing of those devices by the OEMs.

     Oak's Markets Are Intensely Competitive and Experience Rapid Technological
     --------------------------------------------------------------------------
Change.   We face intense competition in the markets in which we compete.  We
-------
expect that the level of competition will increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or additional features. Our principal competitors in the optical storage market include MediaTek, Sanyo, Ricoh and Cirrus Logic. Our principal competitors in the digital office market include Adobe Systems, Inc., Peerless Systems Corporation, Electronics for Imaging, Inc., and in-house, captive suppliers.
We also expect increased competition from the merchant market in the future. Many of these existing competitors as well as those customers expected to compete in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we do. In addition, much of our success is dependent on the success of our OEM customers. Our OEM customers in both the optical storage and digital imaging markets compete fiercely with one another for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices.

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

     Oak May Be Unable To Protect Its Intellectual Property and Proprietary
     ----------------------------------------------------------------------
Rights, Which May Affect Its Ability to Compete.   We consider our technology
------------------------------------------------
to be proprietary and rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. However, these measures afford only limited protection. The steps that we take to protect our proprietary information may not be adequate to prevent misappropriation of our technology. For example, our competitors may be able to effectively design around our patents, or our patents may be challenged, invalidated or circumvented. Our competitors may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the rights granted under those patents may not necessarily provide competitive advantages. Moreover, while Oak holds or has applied for patents relating to the design of its products, some of its products are based in part on standards, for which it does not hold patents or other intellectual property rights. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely.

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

     Oak also generally enters into confidentiality agreements with its employees and consultants and confidentiality and license agreements with its customers and potential customers. We generally limit access to and distribution of the source and object code of our software and other proprietary information. With respect to our page description language software and drivers for the digital office market and in limited circumstances with respect to firmware and drivers for our optical storage products, we grant licenses that give our customers access to and restricted use of the source code of our software. This increases the likelihood of misappropriation or misuse of our technology. Accordingly, despite our precautions, it may be possible for unauthorized third parties to copy certain portions of our technology or to obtain and use information that we regard as proprietary. The steps we take may not be adequate to prevent misappropriation of our technology or to provide an adequate remedy in the event of a breach or misappropriation by others. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights and in the past has incurred significant legal expenses in connection with claims of this type we have initiated. Additionally, we may be required to defend and indemnify against third party infringement claims pursuant to terms of existing agreements with our customers. In January 2001, Samsung was notified by Pitney Bowes that its use of our RET technology infringed Pitney Bowes U.S. Patent No. 4,386,272 ("the '272 patent"). Oak is also defending Sharp Corporation and Minolta-QMS, Inc., companies that are also alleged to infringe the '272 patent. Oak is defending Samsung, Sharp and Minolta-QMS against this allegation of infringement pursuant to its indemnification obligation under an earlier license agreement between these named companies and XLI, a subsidiary of Oak.

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

     Oak May Be Unable To Obtain Third Party Intellectual Property Rights or
     -----------------------------------------------------------------------
May Be Liable For Significant Damages.  Certain technology used in Oak's
--------------------------------------
products is licensed from third parties, and in connection with these licenses, Oak is required to fulfill confidentiality obligations and, in some cases, pay royalties. Some of our products require various types of copy protection software that we must license from third parties. Should we lose our rights to, or be unable to obtain the necessary copy protection software, we would be unable to sell and market these products. Oak's agreements with third parties often have no specified term and may be terminated by either party in the event of breach by the other. Our business could be adversely affected by the loss for any reason of these third-party agreements. Given the trend to include increasing levels of functionality on a chip, in the future it may be necessary or desirable for Oak to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured or sold by third parties with respect to some or all of its product offerings. However, those licenses or purchases may not be available on terms acceptable to Oak, if at all. If we are unable to enter into those license arrangements on acceptable terms or to maintain our current licenses on acceptable terms, our business, financial condition and results of operations could suffer.

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

     Oak has historically indemnified its customers for certain costs and damages of patent infringement in circumstances where an Oak product is the factor creating the customer's infringement exposure. This practice generally excludes coverage in circumstances where infringement arises out of the combination of Oak products with products of others or where infringement arises based on modifications made by the customer to Oak's products Pitney Bowes has initiated a lawsuit against several Oak's customers, alleging that theirs use of Oak's RET technology infringed Pitney Bowes U.S. Patent No. 4,386,272. Oak is defending these customers against this allegation of infringement pursuant to its indemnification obligation under an earlier license agreements between the named customers and XLI, a subsidiary of Oak. This indemnification practice, however, could have a material adverse effect on the results of operations.

     Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able in any or every instance, to settle an alleged patent infringement claim through a cross-licensing arrangement. We have a more limited patent portfolio than many of our competitors. If a successful claim is made against Oak or its customers and a license is not made available to us on commercially reasonable terms or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

     Oak Depends on Third Party Foundries And Vendors to Manufacture Products.
     -------------------------------------------------------------------------
Oak contracts with independent foundries to manufacture a majority of its products and with independent vendors to assemble and test these products. If we fail to adequately manage our relationships with these foundries and vendors, our ability to manufacture and sell our products and our results of operations would be negatively impacted. We rely on our foundries to allocate to us a portion of their foundry capacity sufficient to meet our needs to produce products of acceptable quality and with acceptable manufacturing yield and to deliver products to us in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. If these foundries fail or are unable to satisfy our product, quality and other requirements, our business, financial condition and results of operation could suffer.

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

     Oak's Failure to Accurately Forecast Demand for Its Products Could
     ------------------------------------------------------------------
Negatively Impact Its Results of Operations.  Under its foundry agreements, Oak
--------------------------------------------
is required to place non-cancelable orders and purchase its products on an approximately three-month rolling basis. Our customers, on the other hand, generally place purchase orders with us less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be cancelled, without significant penalty. This limits our ability to react to fluctuations in demand for our products.

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

     Product supply and demand fluctuations common to the semiconductor industry are historically characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the addition of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in the first half of calendar year 2000, to the current condition of excess capacity. We cannot predict whether Oak can or will achieve timely, cost-effective access to that capacity when needed, or if there will be a capacity shortage again in the future.

     Oak Derives A Large Portion of Its Revenues from International Sales,
     ---------------------------------------------------------------------
Depends on Foreign Subcontractors and is Subject to the Risks of Doing Business
-------------------------------------------------------------------------------
in Foreign Countries.  A large portion of our revenues are derived from
---------------------
international sales. International sales, principally to Korea, Japan, Singapore and Europe, accounted for approximately 84%, 75% and 86%, of our net revenues for fiscal 2001, 2000 and 1999, respectively. Oak also depends on foreign subcontractors for the manufacture of its products. Most of our foreign sales and purchases are negotiated in US dollars, although invoicing is often done in local currency. As a result, we may be subject to the risks of currency fluctuations in the foreign countries in which we do business.

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

     Oak Depends on a Limited Number of Customers for a Substantial Portion of
     -------------------------------------------------------------------------
Its Revenues, and a Loss Of, or a Significant Reduction in Purchases By,
------------------------------------------------------------------------
Current Major Customers Which is Not Offset by a Gain or, or a Significant
--------------------------------------------------------------------------
Increase in Purchases by, New or Current Customers, Would Significantly Reduce
------------------------------------------------------------------------------
Oak's Revenues. A limited number of customers historically have accounted for a
---------------
substantial portion of Oak's net revenues. In fiscal 2001, 2000, and 1999, sales to our top ten customers accounted for approximately 82%, 78%, and 70%, respectively, of our net revenues. In fiscal 2001, LG Electronics accounted for 31% of total net revenues while in fiscal 2000, LG Electronics accounted for 26% of our net revenues, and Hewlett-Packard Company accounted for 16%. In fiscal 1999, Yamaha Corporation accounted for 17% and Mitsumi accounted for 10% of net revenues.

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

     Oak Is A Defendant In Several Lawsuits.  Oak and various of its current
     ---------------------------------------
and former officers and directors are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired Oak common stock for the period from July 27, 1995 to May 22, 1996, alleging state securities law and other violations. Additionally, various of Oak's current and former officers and directors are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, Oak believes the class action and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible we may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in Oak's financial statements. Oak is also a party to various other legal proceedings, including a number of patent-related matters, including the indemnification of several Oak customers. In connection with these lawsuits, however, management time has been, and will continue to be, expended and Oak has incurred, and expects to continue to incur, substantial legal and other expenses.

     Oak Must Continue To Make Significant Capital Investments, And The
     ------------------------------------------------------------------
Inability to Raise the Additional Capital Necessary to Fund These Investments
-----------------------------------------------------------------------------
On Acceptable Terms Could Seriously Harm Our Business.  In order to remain
------------------------------------------------------
competitive, Oak must continue to make investments in new facilities and capital equipment. Significant amounts of capital additions could be required in subsequent years. Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, we have entered into and will continue to consider various possible transactions, including various "take or pay" contracts that commit Oak to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require us to seek additional financing. We believe that existing liquid resources and funds generated from operations, if any, combined with the ability to borrow funds will be adequate to meet our operating and capital requirements and obligations
into the foreseeable future.   We may, from time to time, seek additional
equity or debt financing. However, those funds, when needed, might not be available on terms that we find acceptable. Any future equity financing will also lead to dilution to existing shareholders.

     Oak May Make Future Acquisitions Or Enter Into Joint Ventures That May Not
     --------------------------------------------------------------------------
Be Successful.  In the future, Oak may acquire additional businesses, products
--------------
and technologies, or enter into joint venture arrangements, that could complement or expand its business. Acquisitions involve numerous risks including:

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

     In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance. Also, any future acquisitions could require Oak to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off in-process research and development and other acquisition-related expenses. Further, we may not be able to integrate acquired businesses, products or technologies with our existing operations. If we are unable to fully integrate an acquired business, product or technology, we may not receive the intended benefits of that acquisition.

     Oak Will Depend On Key Personnel To Manage Its Business, and the Loss of
     ------------------------------------------------------------------------
Any Key Personnel Could Seriously Harm Its Business.  Our future performance
----------------------------------------------------
depends, to a significant degree, on the retention and contribution of members of Oak's senior management as well as other key personnel including highly skilled engineering and technical employees. In particular, it is important for Oak to retain the services of Young K. Sohn, our current president and chief executive officer. We continue to recruit financial, technical and operational personnel. Competition for these people is intense, and we may not be able to attract and retain qualified replacements or additional technical or operational personnel. We may not be successful in finding suitable replacements for any senior management personnel who may leave Oak.

     Provisions in Oak's Charter Documents And Rights Plan Could Make It More
     ------------------------------------------------------------------------
Difficult To Acquire Oak And May Reduce The Market Price Of Oak Stock.  Our
----------------------------------------------------------------------
board of directors has the authority to issue up to 2.0 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock, may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Oak without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.
We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Oak, which could have an adverse effect on the market price of the stock. In addition, our charter documents do not permit cumulative voting and provide that our board of directors will be divided into three classes, each of which serves for a staggered three-year term, which may also make it more difficult for a third-party to gain control of the board of directors.

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

     Oak's Business May be Affected by the Events of September 11, 2001.  Our
     -------------------------------------------------------------------
business and operating results may differ materially from our expectations due to consequences attributable to the events that took place in New York City and Washington D.C. on September 11, 2001. We cannot predict the nature or effect on Oak of any future political or economic events and policies that may arise directly or indirectly as a result of those events. In addition, these events may continue to have a negative impact on the general emotions and psychology of the marketplace, which could cause our stock price to fluctuate.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of Oak's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, Oak may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are re-measured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of Oak's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. Our strategy is to minimize its non-functional currency net assets or net liabilities in our foreign subsidiaries. Our policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of September 30, 2001, Oak had foreign currency forward exchange contracts to exchange Yen for approximately $1.5 million. Oak uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at September 30, 2001, the effect on our consolidated financial statements would not be material. However, there could be a material effect on our financial statements in the future.

     Oak's cash equivalents and short-term investments ("debt and equity investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. Oak manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations, which mature within the next 24 months. In addition, Oak does not use investments for trading or other speculative purposes. Not withstanding the foregoing, due to the divestiture of the Broadband business in January 2000, we are in the unusual position of also holding an investment in 293,794 shares of Conexant Systems Inc. common stock which had an original book value of $68.05 per share. During fiscal 2001, Oak reduced the basis of this investment to a book value of $8.95 per share as a result of an other than temporary impairment in the market value of the common stock. This resulted in a charge to non-operating expenses of $17.4 million during the fourth quarter of fiscal 2001. This investment is classified as being held as an available-for-sale security. This is a highly volatile equity security with market valuations in the range of $7.07 to $132.00 since mid January 2000.

     Due to the short maturities of its investments, the carrying values generally approximate the fair value. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001, the decline in the fair value of the portfolio would not be material. Further, Oak has the ability to hold its fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in income or cash flows.

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

     On July 16, 1998, the court provisionally certified a national class of all persons who purchased the Company's stock during the class period. The class was provisionally certified with the order held in abeyance pending resolution of the question of whether a nationwide class may bring a California Corporations Code Sections 25400/25500 claim. This issue was resolved in favor of allowing such nationwide class actions by the California Supreme Court, Case No. 5058723, on January 4, 1999, in the DIAMOND MULTIMEDIA SECURITIES LITIGATION appeal by the California Supreme Court. On August 5, 2000 the court granted Company's motion for summary judgment and entered judgment in favor of the Company. The plaintiffs have appealed the court's decision which in currently under review by the Sixth District Court of Appeal. Based on its current information, the Company believes this suit to be without merit and will continue to defend its position vigorously. Although it is possible the court's ruling may be overturned on appeal and the Company may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

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

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action. On December 24, 1997, UMC answered the Company's complaint and counterclaimed by asserting causes of action for recission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. In a related action to the lawsuit that was commenced by the Company against UMC, on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference
with prospective economic advantage.   The Company filed its answer on January
8, 1998, denying all the allegations.  The Company believes UMC's counterclaims
and Mediatek's claims   to be without merit.   On June 11, 1998, the cases were
consolidated for all purposes and stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues before the International Trade Commission, initiated by Oak as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of the ITC investigation and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the ITC's determination. (Described below.)

     On May 10, 1999, the ITC issued an Initial Determination terminating the investigation as to UMC, finding that UMC's activities were licensed. On May 17, 1999, the Company filed a petition for review of the Initial Determination. On September 27, 1999, the ITC affirmed that there were no unfair trade practices committed by MediaTek under Section 337of the Tariff Act, that there was no infringement of the Company's U.S. Patent No. 5,581,715, and held that the Company's US Patent No. 5,581,715 was valid and enforceable. On February 24, 2000, the Company appealed the Commission's ruling that no unfair trade practices were committed by MediaTek under Section 337 of the Tariff Act to the Federal Circuit Court of Appeals. On May 2, 2001 the Federal Circuit Court of Appeals affirmed the Commission's determination that there was no infringement of the Company's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commission's determination that the Company's U.S. Patent No. 5,581,715 was valid and enforceable.

     As a result of the decision rendered by the Federal Circuit Court of Appeals the stay was lifted on the consolidated action pending in the United States District Court, Northern District of California, and the parties are proceeding with the litigation.

     If any of the above pending actions with respect to UMC and MediaTek are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.

     On January 4, 2001 Samsung Electronics, a customer of the Company's Imaging Group, received a notification from Pitney Bowes alleging that the resolution enhancement technology Samsung acquired from Xerographic Laser Images Corporation, Inc. ("XLI") in 1996 infringes Pitney Bowes U.S. Patent No. 4,386,272 ("272 patent"). XLI is a subsidiary of the Company as a result of an acquisition in the first quarter of Fiscal 1999. The terms of the agreement for the licensing of the iRET technology to Samsung require the Company, as successor in interest to XLI's assets and liabilities, to defend and indemnify Samsung from claims alleging the iRET technology supplied to Samsung infringes the intellectual property rights of a third party. On June 18, 2001 Pitney Bowes filed a complaint in the District Court of Connecticut, naming Samsung and others, for infringement of the '272 patent. On June 28, 2001 Samsung formally requested the Company to defend Samsung. XLI customers's Sharp Corporation, and Minolta-QMS, Inc. are also subject to Pitney Bowes allegation of infringement of the '272 patent, and have formally requested the Company to defend and indemnify them pursuant to the terms of their agreements.

     If the above pending action, with respect to the Company's indemnification obligation in such action, is decided adversely, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

     The Company filed a report on Form 8-K on July 24, 2001 to report that Oak Technology, Inc. had publicly announced that it had reconstituted the Company's Board of Directors. Oak President and CEO Young K. Sohn became Board Chairman. In addition, David J. Rynne and K.C. Murphy joined the Board, and previous Board Chairman David Tsang and Board member Ta-Lin Hsu have left the Board to pursue other interests in start-up ventures and venture capital.

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


                                                OAK TECHNOLOGY, INC.
                                                --------------------
                                                    (Registrant)


Date: November 14, 2001
                                              /s/     JOHN S. EDMUNDS
                                              --------------------------
                                                   John S. Edmunds
                                        Senior Vice President of Finance and
                                               Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)