Form 10-Q
period 2001-12-31
OAK TECHNOLOGY INC
filed 2002-02-14
CIK 824225

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                -------------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2001

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

                               1390 Kifer Road
                        Sunnyvale, California 94086
       (Address of principal executive offices, including zip code)

                               (408) 523-6500
           (Registrant's telephone number, including area code)

                                -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of February 12, 2002, there were outstanding 55,617,340 shares of the Registrant's Common Stock, par value $0.001 per share.


===============================================================================

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                    INDEX
                   For the Quarter Ended December 31, 2001


                                                                        Page
                                                                         No.
                                                                         ---

                        PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of December 31,
            2001 and June 30, 2001......................................  3

          Condensed Consolidated Statements of Operations for the Three
            Months and Six Months Ended December 31, 2001 and 2000......  4

          Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended December 31, 2001 and 2000.....................  5

          Notes to Condensed Consolidated Financial Statements..........  6


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................... 14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.... 27


                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................. 28

Item 6.   Exhibits and Reports on Form 8-K.............................. 30

Signatures.............................................................. 31

Exhibit Index........................................................... 32



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (Unaudited)

                                                         December 31,  June 30,
                                                             2001        2001
                                                             ----        ----
     ASSETS

Current assets:

  Cash and cash equivalents..............................  $ 22,733   $ 25,141
  Short-term investments.................................   105,342     98,887
  Accounts receivable, net of allowance for doubtful
    accounts of $3,999 and $3,198, respectively..........    15,307     18,347
  Inventories............................................     5,969      6,626
  Prepaid expenses and other current assets..............     5,125      6,884
                                                           --------   --------
     Total current assets                                   154,476    155,885

Property and equipment, net..............................    20,413     18,448
Intangible assets, net...................................    25,767     29,337
Other assets.............................................       782        569
                                                           --------   --------
Total assets.............................................  $201,438   $204,239
                                                           ========   ========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable.......................................  $ 13,073   $  8,161
  Accrued expenses.......................................    12,646     13,680
  Deferred revenue.......................................     3,834      4,337
                                                           --------   --------
    Total current liabilities............................    29,553     26,178

Other long-term liabilities..............................       736        318
                                                           --------   --------
Total liabilities........................................    30,289     26,496
                                                           --------   --------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; none issued and outstanding as of
    December 31, 2001 and June 30, 2001..................        --         --
  Common stock, $0.001 par value; 130,000,000 shares
    authorized at December 31, 2001 and June 30, 2001;
    59,577,054 shares issued and 55,279,574 shares
    outstanding as of  December 31, 2001; and 58,628,451
    shares issued and 54,330,971 shares outstanding as of
    June 30, 2001........................................        60         59
  Additional paid-in capital.............................   233,053    229,280
  Treasury stock.........................................   (23,273)   (23,273)
  Accumulated deficit....................................   (41,974)   (29,461)
  Accumulated other comprehensive income.................     3,283      1,138
                                                           --------   --------
    Total stockholders' equity...........................   171,149    177,743
                                                           --------   --------
Total liabilities and stockholders' equity...............  $201,438   $204,239
                                                           ========   ========


See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                       Three Months Ended   Six Months Ended
                                           December 31,       December 31,
                                       ------------------- -------------------
                                          2001     2000       2001      2000
                                          ----     ----       ----      ----
Revenues:
  Product revenues..................... $ 28,318  $ 51,727  $ 53,885  $ 91,911
  Software and other revenues..........    7,970     8,906    15,704    19,710
                                        --------  --------  --------  --------
    Total revenues.....................   36,288    60,633    69,589   111,621
                                        --------  --------  --------  --------

Cost of revenues and operating
  expenses:
  Cost of product revenues.............   17,213    30,706    32,905    53,200
  Cost of software and other revenues..      731     1,635     2,097     4,166
  Research and development expenses....   12,901    13,931    26,006    27,472
  Selling, general and administrative
    expenses...........................    7,737     9,482    15,094    19,165
  Restructuring charge.................    2,028        --     2,028        --
  Amortization of intangibles..........    3,046     3,679     6,474     7,358
                                        --------  --------  --------  --------
    Total cost of revenues and
      operating expenses...............   43,656    59,433    84,604   111,361
                                        --------  --------  --------  --------
      Operating income (loss)..........   (7,368)    1,200   (15,015)      260
Non-operating income, net..............    1,512     2,163     3,633     4,632
                                        --------  --------  --------  --------
      Income (loss) before income
        Taxes..........................   (5,856)    3,363   (11,382)    4,892
Income taxes...........................      408       538     1,131       783
                                        --------  --------  --------  --------
Net income (loss)...................... $ (6,264) $  2,825  $(12,513) $  4,109
                                        ========  ========  ========  ========

Net income (loss) per basic share...... $  (0.11) $   0.05  $  (0.23) $   0.08
                                        ========  ========  ========  ========
Net income (loss) per diluted share.... $  (0.11) $   0.05  $  (0.23) $   0.07
                                        ========  ========  ========  ========

Shares used in computing basic net
  income (loss) per share..............   55,027    54,726    54,784    54,099
                                        ========  ========  ========  ========
Shares used in computing diluted net
  income (loss) per share..............   55,027    62,014    54,784    62,622
                                        ========  ========  ========  ========


See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                              December 31,
                                                         ----------------------
                                                             2001      2000
                                                             ----      ----
Cash flows from operating activities:
  Net income (loss).......................................  $(12,513) $  4,109
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization.......................     9,830    11,161
      Loss on disposal of property and equipment..........        85        --
      Changes in operating assets and liabilities:
        Accounts receivable...............................     3,312   (12,264)
        Inventories.......................................       782    (2,224)
        Prepaid expenses, other current assets and other
          assets..........................................     1,860     7,519
        Accounts payable and accrued expenses.............     3,385     2,505
        Deferred income taxes, deferred revenue and other
          Liabilities.....................................      (100)   (1,233)
                                                            --------  --------
            Net cash provided by operating activities.....     6,641     9,573
                                                            --------  --------

Cash flows from investing activities:
  Purchases of short-term investments.....................   (43,586)  (79,758)
  Proceeds from matured short-term investments............    39,276    73,364
  Additions to property and equipment, net................    (5,275)   (4,929)
  Acquisition of Accel, net of cash acquired..............    (3,238)       --
                                                            --------  --------
            Net cash used in investing activities.........   (12,823)  (11,323)

Cash flows from financing activities:
  Repayment of debt.......................................        --        (7)
  Issuance of common stock, net...........................     3,774     8,043
                                                            --------  --------
  Net cash provided by financing activities...............     3,774     8,036
                                                            --------  --------

Net increase (decrease) in cash and cash equivalents......    (2,408)    6,286
Cash and cash equivalents, beginning of period............    25,141    19,100
                                                            --------  --------
Cash and cash equivalents, end of period..................  $ 22,733  $ 25,386
                                                            ========  ========

Supplemental information:
Cash paid during the period:
  Interest................................................  $     --  $     58
                                                            ========  ========
  Income taxes............................................  $  2,360  $    830
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


Derivative Instruments and Hedging Activities
---------------------------------------------

     The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign currency denominated accounts receivables or fixed sales commitments. The Company does not enter into foreign exchange contracts for speculative or trading purposes. As of December 31, 2001, the Company had short-term foreign currency exchange contracts with face values of approximately $910,000 to purchase U.S. Dollars with Japanese Yen for accounts receivables denominated in Japanese Yen and fixed purchase commitments. The impact of recording the fair values of the forward contracts and unrealized gains or losses in the accounts receivable was not material for the periods presented.


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

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and
the testing for impairment of existing goodwill and other intangibles.   As of
December 31, 2001, the Company had intangible assets with net carrying values of approximately $25.8 million and a resulting amortization expense of approximately $3.0 million for the quarter ended December 31, 2001 and $6.5 million for the six months ended December 31, 2001 which is attributable to business combinations initiated prior to the adoption of SFAS No. 142. Oak will adopt SFAS No. 142 effective July 1, 2002. In lieu of amortization the Company will be required to periodically perform an impairment review of its goodwill balance beginning with the initial adoption.

     The Company does not currently expect to record an impairment charge upon completion of the initial review, however, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

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


2. Inventories
   -----------

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                 December 31,       June 30,
                                                    2001             2001
                                                    ----             ----

     Purchased parts and work in process........  $  4,257         $ 3,724
     Finished goods.............................     1,712           2,902
                                                  --------         -------
                                                  $  5,969         $ 6,626
                                                  ========         =======



3. Net Income (Loss) Per Share
   ---------------------------

     Basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding during the period in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The following table provides a reconciliation of the components of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

                                       Three Months Ended   Six Months Ended
                                           December 31,       December 31,
                                       ------------------- -------------------
                                          2001     2000       2001      2000
                                          ----     ----       ----      ----
Net income (loss) from continuing
  operations                            $ (6,264) $  2,825  $(12,513) $  4,109
                                        ========  ========  ========  ========

Basic common shares                       55,027    54,726    54,784    54,099
Effect of dilutive securities:
  Common stock options                        --     7,288        --     8,523
                                        --------  --------  --------  --------
Dilutive weighted average shares          55,027    62,014    54,784    62,622
                                        ========  ========  ========  ========

Net income (loss) per share from
  continuing operations:
  Basic                                 $  (0.11) $   0.05  $  (0.23) $   0.08
                                        ========  ========  ========  ========
  Diluted                               $  (0.11) $   0.05  $  (0.23) $   0.07
                                        ========  ========  ========  ========

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


     For the three and six month periods ended December 31, 2001, there were approximately 2,033,000 and 2,496,000 weighted average options outstanding, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these options would have had an anti-dilutive effect.

     Similarly, for the three and six month periods ended December 31, 2000, there were approximately 571,000 and 276,000 weighted average options to purchase shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these shares would have had an anti-dilutive effect.


4. Acquisitions
   ------------

     On July 5, 2001, the Company acquired privately held Accel Technology, K.K. ("Accel") a Company based in Osaka, Japan which develops the mechanical construction and design of computers and relevant equipment, such as CD-R/RW drives and DVD players. This acquisition allows Oak to move more quickly into the consumer space by providing turnkey platforms to consumer electronics customers to minimize their development efforts. The Company paid approximately $3.2 million in cash for all the outstanding common shares and stock options of Accel. The transaction has been accounted for under SFAS No. 141, "Business Combinations," using the purchase method of accounting. The results of operations of Accel have been included in the results of Oak's consolidated financial statements from July 12, 2001. The historical operations of Accel are not material to the financial position or results of operations of the Company; therefore, no pro forma information is presented. The acquisition resulted in goodwill of approximately $2.9 million, which will not be amortized in accordance with the provisions of SFAS 142.


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

     On July 16, 1998, the court provisionally certified a national class of all persons who purchased the Company's stock during the class period. On August 5, 2000 the court granted Company's motion for summary judgment and entered judgment in favor of the Company. The plaintiffs have appealed the court's decision which in currently under review by the Sixth District Court of Appeal. Based on its current information, the Company believes this suit to be without merit and will continue to defend its position vigorously. Although it is reasonably possible the court's ruling may be overturned on appeal and the Company may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


     On January 4, 2001 Samsung Electronics, a customer of the Company's Imaging Group, received a notification from Pitney Bowes alleging that the resolution enhancement technology (iRET) Samsung acquired from Xerographic Laser Images Corporation, Inc. ("XLI") in 1996 infringes Pitney Bowes U.S. Patent No. 4,386,272 ("272 patent"). XLI is a subsidiary of the Company as a result of an acquisition in the first quarter of Fiscal Year 1999. The terms of the agreement for the licensing of the iRET technology to Samsung require the Company, as successor in interest to XLI's assets and liabilities, to defend and indemnify Samsung from claims alleging the iRET technology supplied to Samsung infringes the intellectual property rights of a third party. On June 18, 2001 Pitney Bowes filed a complaint in the District Court of Connecticut, naming Samsung and others, claiming infringement of the '272 patent. On June 28, 2001 Samsung formally requested the Company to defend Samsung. XLI customers Sharp Corporation, and Minolta-QMS, Inc. are also subject to Pitney Bowes allegation of infringement of the '272 patent, and have formally requested the Company to defend and indemnify them pursuant to the terms of their agreements. On September 7, 2001, the Company filed a motion to intervene in the District Court of Connecticut which was granted on December 12, 2001. On February 5, 2002, this action was transferred to the United States District Court, District of Kentucky. The parties are proceeding with this litigation.

     If the above pending action, with respect to the Company's indemnification obligation in such action, is decided adversely, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.


6. Restructuring
   -------------

     During the second quarter of fiscal 2002, Oak recorded restructuring charges of $2.0 million related to the reduction in force due to the restructuring of the overall business and the planned abandonment of an existing office space. This represents the reduction in force of approximately 30 employees. Of the $2.0 million restructuring charge recorded during the quarter, approximately $1.1 million in cash payments were made as of December 31, 2001. The Company expects that the remaining amounts will be paid prior to June 30, 2002.


7. Segment Information
   -------------------

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


     Information about reported segment income or loss is as follows for the three and six months ended December 31, 2001 and 2000 (in thousands):


                                       Three Months Ended   Six Months Ended
                                           December 31,       December 31,
                                       ------------------- -------------------
                                          2001     2000       2001      2000
                                          ----     ----       ----      ----
Net Revenues:
  Optical Storage                       $ 24,747  $ 43,392  $ 45,826  $ 77,205
  Imaging                                 11,541    17,241    23,763    34,416
                                        --------  --------  --------  --------
                                        $ 36,288  $ 60,633  $ 69,589  $111,621
                                        ========  ========  ========  ========

Cost of Goods Sold and Direct
  Operating Expenses:
  Optical Storage                       $ 22,456  $ 35,579  $ 44,610  $ 62,795
  Imaging                                  7,319    10,945    14,973    22,521
                                        --------  --------  --------  --------
                                        $ 29,775  $ 46,524  $ 59,583  $ 85,316
                                        ========  ========  ========  ========
Contribution Margin:
  Optical Storage                       $  2,291  $  7,813  $  1,216  $ 14,410
  Imaging                                  4,222     6,296     8,790    11,895
                                        --------  --------  --------  --------
                                        $  6,513  $ 14,109  $ 10,006  $ 26,305
                                        ========  ========  ========  ========


     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six months ended December 31, 2001 and 2000, is as follows (in thousands):

                                       Three Months Ended   Six Months Ended
                                           December 31,       December 31,
                                       ------------------- -------------------
                                          2001     2000       2001      2000
                                          ----     ----       ----      ----
Contribution margin from operating
  segments                              $  6,513  $ 14,109  $ 10,006  $ 26,305

  Indirect operating expenses              7,103     7,279    13,163    14,884
  Depreciation expense                     1,704     1,951     3,356     3,803
  Restructuring charge                     2,028        --     2,028        --
  Amortization of intangibles              3,046     3,679     6,474     7,358
                                        --------  --------  --------  --------
Total operating income (loss)             (7,368)    1,200   (15,015)      260
  Non-operating income, net                1,512     2,163     3,633     4,632
                                        --------  --------  --------  --------
Income (loss) before income taxes       $ (5,856) $  3,363  $(11,382) $  4,892
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

     The distribution of net revenues for the three and six months ended December 31, 2001 and 2000 are as follows (in thousands):

                                       Three Months Ended   Six Months Ended
                                           December 31,       December 31,
                                       ------------------- -------------------
                                          2001     2000       2001      2000
                                          ----     ----       ----      ----
Revenue from unaffiliated customers
  originating from:
  North America                         $  4,423  $ 10,281  $ 10,388  $ 18,207
  Japan                                   14,023    21,344    27,720    39,772
  Korea                                    7,097    20,007    14,996    42,635
  Taiwan                                   4,516     8,464     7,813     9,230
  Philippines                              5,460        --     5,460        --
  Europe                                     394       437       987     1,130
  Other                                      375       100     2,225       647
                                        --------  --------  --------  --------
                                        $ 36,288  $ 60,633  $ 69,589  $111,621
                                        ========  ========  ========  ========


     For the three months ended December 31, 2001, three customers accounted for 19%, 15% and 12% of total revenues, respectively. For the same period of the prior fiscal year, two customers accounted for 27% and 10% of total revenues, respectively.

     For the six months ended December 31, 2001, two customers accounted for 20% and 10% of total revenues, respectively. For the same period of the prior fiscal year, two customers accounted for 31% and 10% of total revenues, respectively.

     As of December 31, 2001, five customers accounted for 16%, 15%, 13%, 10% and 10% of total net accounts receivable, respectively, and as of June 30, 2001, four customers accounted for 21%, 19%, 15% and 10% of total net accounts receivable, respectively.


8. Comprehensive Loss
   ------------------

     The following table presents the calculation of comprehensive loss as required by SFAS 130. The components of comprehensive loss, net of tax, are as follows (in thousands):

                                       Three Months Ended   Six Months Ended
                                           December 31,       December 31,
                                       ------------------- -------------------
                                          2001     2000       2001      2000
                                          ----     ----       ----      ----
Net income (loss)                       $ (6,264) $  2,825  $(12,513) $  4,109
  Other comprehensive income (loss):
    Change in unrealized loss on
      investments, net                     1,416    (7,265)    2,145    (8,870)
                                        --------  --------  --------  --------
Total comprehensive loss                $ (4,848) $ (4,440) $(10,368) $ (4,761)
                                        ========  ========  ========  ========


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (Unaudited)


9. Income Taxes
   ------------

     For the three and six months ended December 31, 2001, the Company recorded tax expense based on actual taxes incurred. For the three and six months ended December 31, 2000, the Company recorded tax expense based on projected fiscal year 2001 operating results.

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

     For the results of operations for the three and six months ended December 30, 2001 and 2000, the Company reported a net loss of $6.3 million and $12.5 million, respectively compared to net income of $2.8 million and $4.1 million recorded for the three and six month periods, respectively, of the prior fiscal year. The decrease in net income during fiscal 2002 compared to fiscal 2001 is a result of decreased revenues caused by the recent slowdown in the PC industry as well as a decrease in overall global economic conditions. Oak continues to develop its next generation CD-RW products with it's CD-RW drive manufacturer customers. However, the Company cannot predict the future level of customer acceptance of the product and the product's impact on operating results.

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


Results of Operations
---------------------

     Net Revenues. Net revenues decreased 40% to $36.3 million for the three
     ------------
months ended December 31, 2001 from $60.6 million in the comparable period of fiscal 2001. For the six months ended December 31, 2001, net revenues decreased 38% to $69.6 million from $111.6 million in the same period of the prior year. The year over year decrease in revenues is a result of a number of factors including the global economic slowdown, more specifically the slowdown in PC related markets, increased competition in CD-RW and changes in the Imaging business model compared to the same period of the prior fiscal year.

     Net revenues in the Optical Storage business segment were $24.7 million for the second quarter of fiscal 2002, representing a 43% decrease from the segment's net revenues of $43.4 million reported in the same period of fiscal 2001. Net revenues in the Optical Storage business segment decreased 41% to $45.8 million for the six months ended December 31, 2001 compared to $77.2 million recorded in the same period of the prior year. In retrospect it is now generally understood that the PC market was being oversold and an inventory build was taking place within the industry from August through December 2000. Although this became apparent in the capital markets after the Thanksgiving weekend in calendar 2000, due to the 8 week lead times on it's products the Company still had substantial backlog to ship in the December 2000 quarter. In general the effects of the over build and slowdown in the PC market did not
affect the Company until the March 2001 quarter.   As a result, the quarter
ended December 31, 2000 for the Optical Storage was very strong and reflects a very different economic market for the Company's products than what the Company experienced in the December 2001 quarter.

     Net revenues for the Imaging business segment were $11.5 million for the three months ended December 31, 2001, representing a 33% decrease over the $17.2 million reported in the same quarter of fiscal 2001. Net revenues for the Imaging business segment decreased to $23.8 million, or 31% for the six months ended December 31, 2001 compared to $34.4 million recorded during the same period of the prior year. The decrease is primarily the result of a change in business model with regard to imaging software and, to a lesser extent, a decline in revenues of imaging hardware products and Custom Print Drivers due to changes in the market where the Company's older compression products are declining and companies are moving toward a Unified Print Driver
Strategy.   Over the past year, the Company has also been shifting its business model for PDL software revenues to share more completely in profit opportunities with our customers. In the past, the Company had licensed its PDL software technology to some customers and had received a fixed fee from them over the life of the contract, at the end of which the customer would have had a paid up license to the technology. The Company's more recent practice has been to negotiate a royalty arrangement instead of a license fee, which allows Oak to have a participation in its customers' success and which Oak believes offers better long term potential. The Company expects legacy hardware revenues and Custom Printer Driver Revenues to decline while software royalty revenues continue to grow over the next several quarters resulting in a relatively stable overall revenue trend.

     Cost of Revenues.  Cost of revenues includes the cost of wafer
     -----------------
fabrication, assembly, and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's total gross margin increased to 51% for the quarter ended December 31, 2001, as compared to 47% during the comparable period in the prior year. For the six months ended December 31, 2001, the Company's total gross margin increased to 50% compared to 49% in the same period of the prior year.

     Gross margin for the Optical Storage business segment was 37% for the second quarter of fiscal 2002 compared to 35% for the comparable quarter of the prior fiscal year and 35% for the six months ended December 31, 2001 compared to 37% for the comparable period of the prior fiscal year. The increase in the gross margin for the Optical Storage business segment for the three months ended December 31, 2001 was due to a non-recurring inventory reserve charge of approximately $1.8 million recorded in the same period of the prior fiscal year. Absent the charge in inventory reserve, the margins would be comparable at 37% for the quarters ended December 31, 2001 and 2000. The decrease in the gross margin for the six months ended December 31, 2001 compared to the same period of the prior fiscal year is primarily the result of typical ASP erosions as the result of operating in a competitive market based environment for high technology products.

     Gross margin for the Imaging business segment was 80% for the second quarter of fiscal year 2002, representing a 5% increase from the 76% reported in the second quarter of fiscal 2001. Gross margin for the Imaging business for the six months ended December 31, 2001 was 77% compared to 74% for the same period in the prior year. The increase is due to the product mix of more imaging software products which have higher margins as compared with hardware products.

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

     Research and Development Expenses.  Research and development costs are
     ----------------------------------
expensed as incurred. Research and development expenses of $12.9 million for the quarter ended December 31, 2001 decreased $1.0 million, or 7%, from the $13.9 million recorded in the comparable period of the previous fiscal year. Research and development expenses for the six months ended December 31, 2001 decreased 5% to $26.0 million from the $27.5 million recorded in the same period of the prior year. The decrease was primarily attributable to headcount related expenses that were recorded during the three and six month periods ended December 31, 2000 that were not recorded during the same periods of the current fiscal year and, to a lesser extent, decreases in consulting expenses. Research and development expenses increased as a percentage of net revenues for the three and six month period ended December 31, 2001 over the comparable periods in the prior year due primarily to the decrease in the Company's net revenues. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage and digital imaging.

     Selling, General and Administrative Expenses.  Selling, general and
     ---------------------------------------------
administrative (SG&A) expenses decreased by 19% to $7.7 million for the three months ended December 31, 2001 from $9.5 million in the comparable period of the prior year. SG&A expenses decreased 21% to $15.1 million for the six months ended December 31, 2001 compared to $19.2 million in the same period of the prior year. The decrease was primarily attributable to headcount related expenses that were recorded during the three and six month periods ended December 31, 2000 that were not recorded during the same periods of the current fiscal year and, to a lesser extent, decreases in consulting expenses. The decrease was also attributable to a decrease in sales expenses as a result of lower revenues during the three and six month periods ended December 31, 2001 as compared to the same period of the prior fiscal year. SG&A expenses increased as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due primarily to a decrease in the Company's net revenues.

     Restructuring Charge.  During the second quarter of fiscal 2002, Oak
     ---------------------
recorded restructuring charges of $2.0 million related to the reduction in force due to the restructuring of the overall business and the planned abandonment of an existing office space. This represents the reduction in force of approximately 30 employees and will result in future savings of approximately $500,000 per quarter.

     Amortization of Intangibles.  Amortization of intangible assets was $3.0
     ----------------------------
million for the three months ended December 31, 2001, a decrease of $0.7 million or 19% from the $3.7 million recorded in the same period of the prior fiscal year. For the six months ended December 31, 2001, amortization of intangible assets decreased 12% to $6.5 million from the $7.4 million recorded in the same period of the prior year. The year over year decrease is a result of the completion of amortization of certain intangible assets as they became fully amortized.

     Other Non-operating Income.  During the second quarter of fiscal 2002,
     ---------------------------
non-operating income decreased to $1.5 million from the $2.2 million recorded during the same quarter of fiscal 2001. Non-operating income decreased 22% to $3.6 million for the six months ended December 31, 2001 from $4.6 million recorded in the same period of the prior year. The amount was higher in the same period of the prior year primarily due to interest received in conjunction with an income tax refund, and also as a result of year over year decrease in interest rates.

     Income Taxes.  For the second quarter of fiscal 2002 and for the six
     -------------
months ended December 31, 2001, tax expense was based on actual taxes incurred. Management does not yet believe it is more likely than not that sufficient future taxable income will be generated to realize all of the Company's deferred tax assets. Accordingly, a full valuation allowance existed against deferred tax assets as of June 30, 2001 and December 31, 2001. No income tax benefit was recognized with respect to operating losses incurred in the second quarter of fiscal 2002 and for the six months ended December 31, 2001.


Liquidity and Capital Resources
-------------------------------

     Since its inception, Oak has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. Oak's principal sources of liquidity as of December 31, 2001 consisted of approximately $128.1 million in cash, cash equivalents and short-term investments. Oak also has approximately $7.7 million in lines of letters of credit with Taiwanese financial institutions, all of which were available at December 31, 2001.

     Oak's working capital decreased by $4.8 million to $124.9 million as of December 31, 2001 from $129.7 million as of June 30, 2001. The decrease was primarily attributable to an increase in accounts payable of $4.9 million due to timing of payments. Oak's short-term investments were principally invested in investment grade, interest-bearing securities.

     Oak's cash provided by operating activities decreased to $6.6 million for the six months ended December 31, 2001 compared to $9.6 million for the same period of fiscal 2001. Cash provided by operating activities for the six months ended December 31, 2001 was primarily a result of net changes in operating assets and liabilities which includes decreases in inventories, prepaid expenses, other current assets and other assets totaling $2.6 million as well as a decrease in accounts receivable of $3.3 million and an increase in accounts payable and accrued expenses of $3.4 million. This was offset by a loss of $12.5 million less the add back of depreciation and amortization of $9.8 million recorded during the period.

     Oak's investing activities during the six months ended December 31, 2001 used cash of $12.8 million compared to $11.3 million during the same period of the prior year. Cash used in investing activities during the current period resulted primarily from the purchases of property and equipment of $5.3 million as well as the purchase of Accel, net of cash acquired, of $3.2 million.

      Oak's financing activities during the six months ended December 31, 2001 provided cash of $3.7 million compared to $8.0 million during the same period of the prior year. The cash provided by financing activities during the six months ended December 31, 2001 was a result of issuances of common stock through the exercise of employee stock options and the employee stock purchase plan.

     We believe that our existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund operations over the next twelve months. If, however, during the next twelve to eighteen month period we fail to increase our revenue or are unable to reduce our expenses below our revenues, then we may be in a position where we will need to seek additional financing. However, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. However, Oak has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, other than those disclosed above or elsewhere in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and on Form 10-Q for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission.


Factors That May Affect Future Results
--------------------------------------

     You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Oak and are not meant to be an exhaustive discussion of risks that apply to companies with broad international operations, such as Oak. Like other businesses, Oak is susceptible to macroeconomic downturns in the United States or abroad as we are currently experiencing that may affect the general economic climate and performance of Oak or its customers.

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

     Oak Has a Recent History of Operating Losses and May Not Become or Remain
     -------------------------------------------------------------------------
Profitable. Oak has sustained significant losses in recent years and may not
-----------
become profitable in the future. While Oak had net income of $5.9 million in fiscal 1998, its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998, an operating loss of $61.9 million for fiscal 1999, an operating loss of $61.1 million for fiscal 2000 and an operating loss of $19.6 for fiscal 2001 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). Oak's operating losses generally have been due to its dependence on its optical storage business, which historically has accounted for approximately 80% of its business. In the third quarter of fiscal 2000, Oak achieved volume production with its next generation CD-RW product. However, given certain evolving dynamics in the CD-RW market, including the rate of adoption of this technology, competition and selling prices, we cannot accurately predict the product's impact on operating results nor whether revenue from this product will enable Oak to return to profitability. We expect that the average selling prices, or ASP's, for our optical storage products will continue to decline over time and that ASPs for each new optical storage product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, we believe that gross margins for new products in our optical storage market will be lower than historical levels and, as a result, gross margins in general will decline in the future. If Oak incurs additional losses or fails to achieve profitability in the future, this will significantly harm our business and may affect the trading price of its common stock.

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

     In the optical storage market, our performance is highly dependent upon the successful development and timely introduction of our next generation CD-RW controller, and Combo (combination DVD and CD-RW) controller and new DVD-RW controllers currently in development. A variety of standards and formats are being proposed in this market, making it difficult to develop products to market requirements, and making it even more difficult for the market to develop. In the digital office market, our performance depends on our ability to successfully develop embedded imaging processing SOC solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips for multifunction peripherals. Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices. Some of our competitors have the capacity to supply these solutions, and some of their solutions are well-received in the marketplace.
We face the challenges of developing products that will require greater color and image complexity capability including web-based documents, and to work with higher performing devices in networked environments. If we are unable to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market, our future results of operations could differ materially from current expectations.

     In the past, product delays in the Optical Storage Group have resulted primarily from difficulties in allocating engineering personnel among competing projects, engineering resource limitations, and unanticipated engineering complexity. Product delays in the Imaging Group have resulted from these same factors, as well as changing OEM customer product specifications, difficulties with independent contractors, and changing markets or competitive requirements. These or other factors may also contribute to future delays. The design complexity of our products, especially with the increased levels of integration that are required, have previously contributed to delays in completing development and introduction of new products in both of our markets. If we fail in our new product development efforts or our products fail to achieve market acceptance, our revenues will decline and our business, financial condition and results of operations will be suffer.

     Oak's Future Revenues Are Highly Dependent On Sales of Its CD-RW
     ----------------------------------------------------------------
Controller Product.  Our future revenue will largely depend on the success of
-------------------
our recently introduced and next generation CD-RW product as well as our Combo (combination DVD and CD-RW) product. We are no longer developing any CD-ROM controllers and since the early part of fiscal 1999, have instead been focusing our development efforts on controllers for CD-RW and Combo drives as well as DVD-RW controllers. We cannot predict whether these products or their successors will be competitive in the marketplace or carried into production by targeted customers. The current trend toward integrating increased speed and functionality on the CD-RW or Combo controller potentially adds to the development and manufacturing costs of producing the controller. Our revenues and gross margins from our optical storage controller products will depend on our ability to introduce integrated products for the CD-RW Combo and DVD-RW markets in a commercially competitive manner. Even if our CD-RW Combo or DVD-RW products prove to be competitive and are accepted by targeted customers, our customers and their products may not be successful. If our CD-RW or DVD-RW products fail to achieve market acceptance, we will need other sources of revenue to offset the loss. In fiscal 2001, revenue generated from Oak's optical storage CD-RW business increased by 224%, compared to the previous year, primarily due to the ongoing success of products introduced in fiscal 2000 and the introduction of new CD-RW products in fiscal 2001. A decrease in the overall level of sales of, and prices for, Oak's older generation CD-RW controller product due to introductions of newer products by competitors, product obsolescence and delays in Oak's next generation CD-RW product, could also adversely affect on our business, financial condition and results of operation.

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

     Oak's Markets Are Intensely Competitive and Experience Rapid Technological
     --------------------------------------------------------------------------
Change.   We face intense competition in the markets in which we compete.  We
-------
expect that the level of competition will increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or additional features. Our principal competitors in the optical storage market include MediaTek, Sanyo and Ricoh. Our principal competitors in the digital office market include Adobe Systems, Inc., Peerless Systems Corporation, Electronics for Imaging, Inc., and in-house, captive suppliers. We also expect increased competition from the merchant market in the future. Many of these existing competitors as well as those customers expected to compete in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we do. In addition, much of our success is dependent on the success of our OEM customers. Our OEM customers in both the optical storage and digital imaging markets compete fiercely with one another for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices.

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

     Oak generally does not use multiple sources of suppliers for its products. As a result, the likelihood of and the consequences from the occurrence of these factors are magnified. In fiscal year 2001, Oak did not experience any material delays of its wafer deliveries from its primary manufacturer. While we believe we have sufficient capacity to meet our needs through calendar 2002, we have no firm commitments in place. We may not be able to secure capacity for our manufacturing needs or may experience delays in the future.

     Oak's Failure to Accurately Forecast Demand for Its Products Could
     ------------------------------------------------------------------
Negatively Impact Its Results of Operations.  Under its foundry agreements, Oak
---------------------------------------------
is required to place non-cancelable orders and purchase its products on an approximately three-month rolling basis. Our customers, on the other hand, generally place purchase orders with us less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be cancelled, without significant penalty. This limits our ability to react to fluctuations in demand for our products. If we overestimate the product necessary to fill orders, or fail to foresee a technology change that could render a product obsolete, we will build excess inventories, which could harm our gross margins and operating results. If we underestimate the product necessary to fill orders, we may not be able to obtain an adequate supply of products which could harm our revenues. We have experienced inventory write-offs of our optical storage products in the past primarily due to unforeseen and rapid changes in our customers' demand, in particular speed changes, and consequently experienced rapid product obsolescence.

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

     We expect that sales to a limited number of customers will continue to account for a substantial portion of our net revenues for the foreseeable future. We do not have long-term purchase agreements with any of our customers. Customers generally purchase our products subject to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders or whether existing orders will be canceled. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. Our revenues from the Optical Storage Group will also depend on whether our OEM customers are successful in selling their optical drives both in aftermarket and to PC OEM customers. In part, to address this risk, we are continuing our efforts to increase penetration in existing large customers as well as engage new large OEM customers. For fiscal 2002 we have commitments and product plans from existing and new large customers to add volume so that overall, we currently expect our Optical Storage Group to have revenues between $90 million to $100 million and to have as many as four customers, including LG Electronics, who will each represent 10% or more of our Optical Storage revenues. Philips Electronics has become a major customer for our CD-RW and Combo products and we anticipate that it will significantly contribute to our Optical Storage revenue in calendar year 2002. Some of our customers have chosen, and may continue to choose, to award their design wins and business on a project by project basis to different vendors. For instance, while we have design wins for several projects at LG Electronics, and we expect that it will continue to be a significant customer, due to competition among the drive manufacturers and changes being made in sourcing chipsets, we currently expect that our revenue from this customer will decline in fiscal 2002. The loss of, or a significant reduction in, purchases or commitments by current major customers which is not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition and results of operations. If sales to current customers cease or are reduced, we may be unable to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, we may not be able to qualify our independent foundries for potential new customers or do so in a timely manner.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of Oak's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, Oak may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are re-measured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of Oak's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. Our strategy is to minimize its non-functional currency net assets or net liabilities in our foreign subsidiaries. Our policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of December 31, 2001, Oak had foreign currency forward exchange contracts to exchange Yen for approximately $910,000. Oak uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at December 31, 2001, the effect on our consolidated financial statements would not be material. However, there could be a material effect on our financial statements in the future.

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

     Due to the short maturities of its investments, the carrying values generally approximate the fair value. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2001, the decline in the fair value of the portfolio would not be material. Further, Oak has the ability to hold its fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in income or cash flows.

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

     On July 16, 1998, the court provisionally certified a national class of all persons who purchased the Company's stock during the class period. On August 5, 2000 the court granted Company's motion for summary judgment and entered judgment in favor of the Company. The plaintiffs have appealed the court's decision which in currently under review by the Sixth District Court of Appeal. Based on its current information, the Company believes this suit to be without merit and will continue to defend its position vigorously. Although it is reasonably possible the court's ruling may be overturned on appeal and the Company may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

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

     On January 4, 2001 Samsung Electronics, a customer of the Company's Imaging Group, received a notification from Pitney Bowes alleging that the resolution enhancement technology (iRET) Samsung acquired from Xerographic Laser Images Corporation, Inc. ("XLI") in 1996 infringes Pitney Bowes U.S. Patent No. 4,386,272 ("272 patent"). XLI is a subsidiary of the Company as a result of an acquisition in the first quarter of Fiscal Year 1999. The terms of the agreement for the licensing of the iRET technology to Samsung require the Company, as successor in interest to XLI's assets and liabilities, to defend and indemnify Samsung from claims alleging the iRET technology supplied to Samsung infringes the intellectual property rights of a third party. On June 18, 2001 Pitney Bowes filed a complaint in the District Court of Connecticut, naming Samsung and others, claiming infringement of the '272 patent. On June 28, 2001 Samsung formally requested the Company to defend Samsung. XLI customers Sharp Corporation, and Minolta-QMS, Inc. are also subject to Pitney Bowes allegation of infringement of the '272 patent, and have formally requested the Company to defend and indemnify them pursuant to the terms of their agreements. On September 7, 2001, the Company filed a motion to intervene in the District Court of Connecticut which was granted on December 12, 2001. On February 5, 2002, this action was transferred to the United States District Court, District of Kentucky. The parties are proceeding with this litigation.

     If the above pending action, with respect to the Company's indemnification obligation in such action, is decided adversely, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

     Exhibit
     Number                         Description
     ------                         -----------
      4.07 Amendment to the Rights Agreement between the Company, BankBoston, N.A. and Equiserve Trust Company, N.A., dated October 15, 2001


(b) Report on form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2001

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               OAK TECHNOLOGY, INC.
                                               --------------------
                                                   (Registrant)
Date: February 14, 2002
                                             /s/     JOHN S. EDMUNDS
                                             -------------------------
                                                   John S. Edmunds
                                         Senior Vice President of Finance and
                                               Chief Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)

                                Exhibit Index


Exhibit
Number                         Description
------                         -----------
 4.07 Amendment to the Rights Agreement between the Company, BankBoston, N.A. and Equiserve Trust Company, N.A., dated October 15, 2001