Form 10-Q
period 2002-03-31
OAK TECHNOLOGY INC
filed 2002-05-10
CIK 824225

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from                 to
                                   ----------------   ----------------

                         Commission File No. 0-25298

                             OAK TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                                   77-0161486
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


                                ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


As of May 8, 2002, there were outstanding 55,860,123 shares of the Registrant's Common Stock, par value $0.001 per share.

===============================================================================

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                    INDEX

                     For the Quarter Ended March 31, 2002


                                                                           Page
                                                                            No.
                                                                            ---
                        PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31, 2002
            and June 30, 2001..............................................   3

          Condensed Consolidated Statements of Operations for the Three
            Months and Nine Months Ended March 31, 2002 and 2001...........   4

          Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 2002 and 2001...........................   5

          Notes to Condensed Consolidated Financial Statements.............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  29


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................  30

Item 4. Submission of Matters to a Vote of Security Holders................  31

Item 6. Exhibits and Reports on Form 8-K...................................  33

Signatures.................................................................  34

Exhibit Index..............................................................  35



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)
                                 (Unaudited)

                                                         March 31,   June 30,
                                                            2002       2001
                                                            ----       ----
     ASSETS

Current assets:
  Cash and cash equivalents..............................  $ 30,730   $ 25,141
  Short-term investments.................................   105,067     98,887
  Accounts receivable, net of allowance for doubtful
    accounts of $3,923 and $3,198, respectively..........    13,567     18,347
  Inventories............................................     4,797      6,626
  Income tax receivable..................................    14,719         --
Prepaid expenses and other current assets................     5,110      6,884
                                                           --------   --------
    Total current assets.................................   173,990    155,885
                                                           --------   --------
Property and equipment, net..............................    19,548     18,448
Intangible assets, net...................................    22,721     29,337
Other assets.............................................       862        569
                                                           --------   --------
Total assets.............................................  $217,121   $204,239
                                                           ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................  $ 13,775   $  8,161
  Accrued expenses.......................................    17,073     13,680
  Deferred revenue.......................................     5,192      4,337
                                                           --------   --------
    Total current liabilities............................    36,040     26,178

Other long-term liabilities..............................       805        318
                                                           --------   --------
Total liabilities........................................    36,845     26,496
                                                           --------   --------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; none issued and outstanding as of March
    31, 2002 and June 30, 2001...........................        --         --

  Common stock, $0.001 par value; 130,000,000 shares
    authorized at March 31, 2002 and June 30, 2001;
    60,082,989 shares issued and 55,785,509 shares
    outstanding as of March 31, 2002; and 58,628,451
    shares issued and 54,330,971 shares outstanding as
    of June 30, 2001.....................................        60         59
  Additional paid-in capital.............................   245,733    229,280
  Treasury stock.........................................   (23,273)   (23,273)
  Accumulated deficit....................................   (43,714)   (29,461)
  Accumulated other comprehensive income.................     1,470      1,138
                                                           --------   --------
    Total stockholders' equity...........................   180,276    177,743
                                                           --------   --------
Total liabilities and stockholders' equity...............  $217,121   $204,239
                                                           ========   ========


See accompanying notes to consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                             March 31,            March 31,
                                       -------------------  -------------------
                                          2002     2001       2002      2001
                                          ----     ----       ----      ----
Revenues:
  Product revenues......................$ 35,122  $ 20,334  $ 89,007  $112,245
  Software and other revenues...........   6,974     7,396    22,678    27,106
                                        --------  --------  --------  --------
    Total revenues......................  42,096    27,730   111,685   139,351
                                        --------  --------  --------  --------
Cost of revenues and operating expenses:
  Cost of product revenues..............  19,957    14,889    52,862    68,089
  Cost of software and other revenues...     981     1,441     3,078     5,607
  Research and development expenses.....  13,161    12,450    39,167    39,922
  Selling, general and administrative
    expenses............................   7,423     7,635    22,517    26,800
  Restructuring charge..................     396     1,765     2,424     1,765
  Amortization of intangibles...........   3,046     3,679     9,520    11,037
                                        --------  --------  --------  --------
    Total cost of revenues and operating
      expenses..........................  44,964    41,859   129,568   153,220
                                        --------  --------  --------  --------
        Operating loss..................  (2,868)  (14,129)  (17,883)  (13,869)
Non-operating income, net...............   1,573     1,735     5,206     6,367
                                        --------  --------  --------  --------
        Loss before income taxes........  (1,295)  (12,394)  (12,677)   (7,502)
Income taxes............................     445       267     1,576     1,050
                                        --------  --------  --------  --------
         Net loss.......................$ (1,740) $(12,661) $(14,253) $ (8,552)
                                        ========  ========  ========  ========

Net loss per basic and diluted share....$  (0.03) $  (0.23) $  (0.26) $  (0.16)
                                        ========  ========  ========  ========

Shares used in computing basic and
  diluted net loss per share............  55,567    54,884    55,042    54,355
                                        ========  ========  ========  ========


See accompanying notes to consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                          Nine Months Ended
                                                               March 31,
                                                      -------------------------
                                                           2002       2001
                                                           ----       ----

Cash flows from operating activities:
  Net loss............................................... $ (14,253) $  (8,552)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization......................    14,757     16,814
      Other..............................................        82        106
      Changes in operating assets and liabilities:
        Accounts receivable..............................     5,052     (3,619)
        Inventories......................................     1,954      4,581
        Prepaid expenses, other current assets and
          other assets...................................     1,790      7,035
        Accounts payable and accrued expenses............     3,514     (8,818)
        Deferred income taxes, deferred revenue and
          other liabilities..............................     1,332         26
                                                           --------   --------
            Net cash provided by operating activities....    14,228      7,573
                                                           --------   --------

Cash flows from investing activities:
  Purchases of short-term investments....................   (86,983)   (96,017)
  Proceeds from matured short-term investments...........    81,135     89,987
  Additions to property and equipment, net...............    (6,288)    (6,216)
  Acquisition of Accel, net of cash acquired.............    (3,238)        --
                                                           --------   --------
            Net cash used in investing activities........   (15,374)   (12,246)
                                                           --------   --------

Cash flows from financing activities:
  Repayment of debt......................................        --         (7)
  Issuance of common stock, net..........................     6,735      9,851
  Treasury stock acquisitions............................        --    (12,016)
                                                           --------   --------
    Net cash provided by (used in) financing activities..     6,735     (2,172)
                                                           --------   --------

Net increase (decrease) in cash and cash equivalents.....     5,589     (6,845)
Cash and cash equivalents, beginning of period...........    25,141     19,100
                                                           --------   --------
Cash and cash equivalents, end of period.................  $ 30,730   $ 12,255
                                                           ========   ========

Supplemental information:
Cash paid during the period:
  Interest...............................................  $     --   $     58
                                                           ========   ========
  Income taxes...........................................  $  3,404   $  1,147
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


Derivative Instruments and Hedging Activities
---------------------------------------------

     The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign currency denominated accounts receivables or fixed sales commitments. The Company does not enter into foreign exchange contracts for speculative or trading purposes. As of March 31, 2002, the Company had short-term foreign currency exchange contracts with face values of approximately $1,202,000 to purchase U.S. Dollars with Japanese Yen for accounts receivables denominated in Japanese Yen and fixed purchase commitments. The impact of recording the fair values of the forward contracts and unrealized gains or losses in the accounts receivable was not material for the periods presented.


Recently Issued Accounting Standards
------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," that requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. The adoption of SFAS No. 141 does not change the method of accounting used in previous business combinations accounted for under the pooling-of-interest method. The Company believes that the adoption of this statement will not have a significant impact on its financial position, results of operations or cash flows.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. As of March 31, 2002, the Company had intangible assets with net carrying values of approximately $22.7 million and a resulting amortization expense of approximately $3.0 million for the quarter ended March 31, 2002 and $9.5 million for the nine months ended March 31, 2002 which is attributable to business combinations initiated prior to the adoption of SFAS No. 142. Oak will adopt SFAS No. 142 effective July 1, 2002. In lieu of amortization, the Company will be required to periodically perform an impairment review of its goodwill balance beginning with the initial adoption.

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


2. Inventories
   -----------

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                          March 31,  June 30,
                                                            2002       2001
                                                            ----       ----
      Purchased parts and work in process................  $  2,743   $  3,724
      Finished goods.....................................     2,054      2,902
                                                           --------   --------
                                                           $  4,797   $  6,626
                                                           ========   ========



3. Net Loss Per Share
   ------------------

     Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and warrants outstanding during the period in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As the Company was in a loss position for all periods presented, there were no differences between basic and dilutive loss per share. The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):


                                       Three Months Ended    Nine Months Ended
                                             March 31,            March 31,
                                       -------------------  -------------------
                                          2002     2001       2002      2001
                                          ----     ----       ----      ----
Net loss from continuing operations.... $ (1,740) $(12,661) $(14,253) $ (8,552)
                                        ========  ========  ========  ========

Basic common shares....................   55,567    54,884    55,042    54,355

Effect of dilutive securities:
  Common stock options.................       --        --        --        --
                                        --------  --------  --------  --------
Dilutive weighted average shares.......   55,567    54,884    55,042    54,355
                                        ========  ========  ========  ========

Net loss per share from continuing
  operations:
  Basic................................ $  (0.03) $  (0.23) $  (0.26) $  (0.16)
                                        ========  ========  ========  ========
  Diluted.............................. $  (0.03) $  (0.23) $  (0.26) $  (0.16)
                                        ========  ========  ========  ========


                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     For the three and nine month periods ended March 31, 2002, there were approximately 238,000 and 2,331,000 weighted average options outstanding, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these options would have had an anti-dilutive effect.

     Similarly, for the three and nine month periods ended March 31, 2001, there were approximately 3,347,000 and 7,260,000 weighted average options to purchase shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these shares would have had an anti-dilutive effect.


4. Acquisitions
   ------------

     On July 5, 2001, the Company acquired privately held Accel Technology, K.K. ("Accel") a company based in Osaka, Japan which develops the mechanical construction and design of computers and relevant equipment, such as CD-R/RW drives and DVD players. This acquisition allows Oak to move more quickly into the consumer space by providing turnkey platforms to consumer electronics customers to minimize their development efforts. The Company paid approximately $3.2 million in cash for all the outstanding common shares and stock options of Accel. The transaction has been accounted for under SFAS No. 141, "Business Combinations," using the purchase method of accounting. The results of operations of Accel have been included in the results of Oak's consolidated financial statements from July 12, 2001. The historical operations of Accel are not material to the financial position or results of operations of the Company; therefore, no pro forma information is presented. The acquisition resulted in goodwill of approximately $2.9 million, which is not being amortized in accordance with the provisions of SFAS 142.


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

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action. On December 24, 1997, UMC answered the Company's complaint and counterclaimed by asserting causes of action for rescission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. In a related action to the lawsuit that was commenced by the Company against UMC, on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic
advantage.   The Company filed its answer on January 8, 1998, denying all the allegations. The Company believes UMC's counterclaims and Mediatek's claims to be without merit. On June 11, 1998, the cases were consolidated for all purposes and stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues before the International Trade Commission, initiated by Oak as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of the ITC investigation and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the ITC's determination that there was no infringement of the Company's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commission's determination that the Company's U.S. Patent No. 5,581,715 was valid and enforceable.

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

     On January 4, 2001 Samsung Electronics, a customer of the Company's Imaging Group, received a notification from Pitney Bowes alleging that the resolution enhancement technology (iRET) Samsung licensed from Xerographic Laser Images Corporation, Inc. ("XLI") in 1996 infringes Pitney Bowes U.S. Patent No. 4,386,272 ("272 patent"). XLI is a merged subsidiary of the Company as a result of an acquisition in the first quarter of Fiscal Year 1999. The terms of the agreement for the licensing of the iRET technology to Samsung require the Company, as successor in interest to XLI's assets and liabilities, to defend and indemnify Samsung from claims alleging the iRET technology supplied to Samsung infringes the intellectual property rights of a third party. On June 18, 2001 Pitney Bowes filed a complaint in the District Court of Connecticut, naming Samsung and others, claiming infringement of the '272 patent. On June 28, 2001 Samsung formally requested the Company to defend Samsung.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

XLI customers Sharp Corporation, and Minolta-QMS, Inc. are also subject to Pitney Bowes allegation of infringement of the '272 patent, and have formally requested the Company to defend and indemnify them pursuant to the terms of their agreements. Minolta-QMS, Inc. has entered into a separate settlement agreement with Pitney Bowes, and is no longer part of the current litigation. On September 7, 2001, the Company filed a motion to intervene in the District Court of Connecticut which was granted on December 12, 2001. On February 5, 2002, this action was transferred to the United States District Court, District of Kentucky. The parties are proceeding with this litigation.

     If the above pending action, with respect to the Company's indemnification obligation in such action, is decided adversely, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.


6. Restructuring
   -------------

     During the second quarter of fiscal 2002, Oak recorded restructuring charges of $2.0 million related to the reduction in force due to the restructuring of the overall business and the planned abandonment of an existing office space. This represented the reduction in force of approximately 30 employees. For the quarter ended March 31, 2002, the Company became exposed to probable losses on a sublease where the tenant experienced financial difficulty and abandoned the facility with approximately five years remaining on the sublease. This abandonment during a difficult economic period for commercial real estate, net of other restructuring adjustments, resulted in a net charge of $396,000 to the March quarter. The Company expects that the remaining amounts payable under the terms of the sublease will be paid in cash prior to March 31, 2003. All provision amounts utilized in fiscal 2002 represents actual cash payments made. The expenses relating to the restructuring charges for the nine months ended March 31, 2002 are summarized as follows (in thousands):


                                   Provision     Provision
                    Balance at    Recorded in   Utilized in     Balance at
                  June 30, 2001   Fiscal 2002   Fiscal 2002   March 31, 2002
                  -------------   -----------   -----------   --------------
Severance.........   $    --        $ 1,335       $ 1,255         $    80
Facilities........       732          1,089           330           1,491
Other.............        99             --            83              16
                     -------        -------       -------         -------
                     $   831        $ 2,424       $ 1,668         $ 1,587
                     =======        =======       =======         =======


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

     For fiscal year 2001 and 2002, the Company has two reportable segments which offer different product lines to each of its target markets: Optical Storage Group and Imaging Group. The Optical Storage Group provides high-performance controllers for CD-RW drives and Combo drives (combination DVD and CD-RW) to OEM's who serve the optical storage market. The Imaging Group provides high-performance imaging systems for the digital imaging environment, including products used in digital laser copiers and printers as well as
multifunction peripherals.   The Company evaluates operating segment
performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated. The Company does not allocate assets to its individual operating segments.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


     Information about reported segment income or loss is as follows for the three and nine months ended March 31, 2002 and 2001 (in thousands):

                                       Three Months Ended    Nine Months Ended
                                             March 31,            March 31,
                                       -------------------  -------------------
                                          2002     2001       2002      2001
                                          ----     ----       ----      ----
Net revenues:
  Optical Storage....................   $ 30,601  $ 15,454  $ 76,427  $ 92,659
  Imaging............................     11,495    12,276    35,258    46,692
                                        --------  --------  --------  --------
                                        $ 42,096  $ 27,730  $111,685  $139,351
                                        ========  ========  ========  ========

Cost of goods sold and direct
  operating expenses:
  Optical Storage....................   $ 26,430  $ 19,748  $ 71,040  $ 82,543
  Imaging............................      7,496     8,668    22,469    31,189
                                        --------  --------  --------  --------
                                        $ 33,926  $ 28,416  $ 93,509  $113,732
                                        ========  ========  ========  ========

Contribution margin:
  Optical Storage....................   $  4,171  $ (4,294) $  5,387  $ 10,116
  Imaging............................      3,999     3,608    12,789    15,503
                                        --------  --------  --------  --------
                                        $  8,170  $   (686) $ 18,176  $ 25,619
                                        ========  ========  ========  ========


     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine months ended March 31, 2002 and 2001, is as follows (in thousands):

                                       Three Months Ended    Nine Months Ended
                                             March 31,            March 31,
                                       -------------------  -------------------
                                          2002     2001       2002      2001
                                          ----     ----       ----      ----
Contribution margin from operating
  Segments............................. $  8,170  $   (686) $ 18,176  $ 25,619
  Indirect operating expenses..........    5,715     6,026    18,878    20,909
  Depreciation expense.................    1,881     1,973     5,237     5,777
  Restructuring charge.................      396     1,765     2,424     1,765
  Amortization of intangibles..........    3,046     3,679     9,520    11,037
                                        --------  --------  --------  --------
Total operating loss...................   (2,868)  (14,129)  (17,883)  (13,869)
  Non-operating income, net............    1,573     1,735     5,206     6,367
                                        --------  --------  --------  --------
  Loss before income taxes............. $ (1,295) $(12,394) $(12,677) $ (7,502)
                                        ========  ========  ========  ========


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

     The distribution of net revenues for the three and nine months ended March 31, 2002 and 2001 are as follows (in thousands):


                                       Three Months Ended    Nine Months Ended
                                             March 31,            March 31,
                                       -------------------  -------------------
                                          2002     2001       2002      2001
                                          ----     ----       ----      ----
Revenue from unaffiliated customers
  originating from:
  North America........................ $  3,906  $  4,315  $ 14,294  $ 22,522
  Japan................................   13,350    15,246    41,077    55,017
  Korea................................   13,812     7,589    28,808    50,224
  Taiwan...............................    4,301        --    12,115     9,230
  Philippines..........................    5,792        --    11,251        --
  Europe...............................      778       544     1,764     1,675
  Other................................      157        36     2,376       683
                                        --------  --------  --------  --------
                                        $ 42,096  $ 27,730  $111,685  $139,351
                                        ========  ========  ========  ========


     For the three months ended March 31, 2002, three customers accounted for 32%, 14% and 11% of total revenues, respectively. For the same period of the prior fiscal year, three customers accounted for 23%, 18% and 11% of total revenues, respectively. All of these customers are attributable to the optical storage group.

     For the nine months ended March 31, 2002, two customers of the optical storage group accounted for 25% and 11% of total revenues, respectively, and one customer of the imaging group accounted for 11% of total revenues. For the same period of the prior fiscal year, a customer of the optical storage group accounted for 29% of total revenues and one customer of the imaging group accounted for 10% of total revenues.

     As of March 31, 2002, three customers accounted for 21%, 17%, and 10% of total net accounts receivable, respectively, and as of June 30, 2001, four customers accounted for 21%, 19%, 15% and 10% of total net accounts receivable, respectively.


8. Comprehensive Loss
   ------------------

     The following table presents the calculation of comprehensive loss as required by SFAS 130. The components of comprehensive loss, net of tax, are as follows (in thousands):

                                       Three Months Ended    Nine Months Ended
                                             March 31,            March 31,
                                       -------------------  -------------------
                                          2002     2001       2002      2001
                                          ----     ----       ----      ----
Net loss..............................  $ (1,740) $(12,661) $(14,253) $ (8,552)
  Other comprehensive income (loss):
    Change in unrealized gain (loss)
      on investments, net.............    (1,813)   (1,146)      332   (10,016)
                                        --------  --------  --------  --------
Total comprehensive loss..............  $ (3,553) $(13,807) $(13,921) $(18,568)
                                        ========  ========  ========  ========


                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


9. Income Taxes
   ------------

     For the three and nine months ended March 31, 2002 and March 31, 2001, the Company recorded tax expense based on actual taxes incurred.

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


General
-------

     Oak Technology, Inc. and subsidiaries ("Oak" or the "Company") designs, develops and markets high performance embedded software and integrated semiconductor solutions to original equipment manufacturers worldwide that serve the optical storage and digital imaging markets. Our products consist primarily of embedded software, integrated circuits and supporting software and firmware to provide a complete solution for customers, thereby enabling them to deliver cost effective, powerful systems to end users for home and business use. Our mission is to be a leading solutions provider for the storage and distribution of digital content.

     In fiscal 2000, Oak restructured its operations along its two re-organized market-focused groups: the Optical Storage Group and the Imaging Group. The Imaging Group is comprised of the combination of Oak's Xionics subsidiary and the Pixel Magic subsidiary (which includes XLI), serving the digital imaging equipment market.

     For the results of operations for the three and nine months ended March 31, 2002 and 2001, we reported a net loss of $1.7 million and $14.3 million, respectively compared to net losses of $12.7 million and $8.6 million recorded for the three and nine month periods, respectively, of the prior fiscal year. The higher net loss incurred in the third quarter of fiscal 2001 compared to fiscal 2002 is a result of the decreased revenues experienced during the third quarter of the prior fiscal year in which revenues of $27.7 million was recorded compared to the $60.6 million recorded during the second quarter of the prior fiscal year. This sudden decline was a result of the slowdown in the PC industry and a decrease in overall global economic conditions experienced at that time. Although the overall global economic condition still continues to be uncertain, the Company has been able to increase revenues each quarter during fiscal 2002. Oak continues to develop its next generation CD-RW products with it's CD-RW drive manufacturer customers. However, the Company cannot predict the future level of customer acceptance of the product and the product's impact on operating results.

     Oak's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including competitive pressures on selling prices, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, its ability to introduce new products in a timely fashion in accordance with OEM design requirements and design cycles, rate of adoption of new technology, rate of growth of the CD-RW market, changes in product mix or distribution channels, demand for semiconductors and end-user products incorporating semiconductors, technological difficulties and resource constraints encountered in developing and/or using new products, new product introductions by its competitors, and market acceptance of product sold by both Oak and its customers.

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


Results of Operations
---------------------

     Net Revenues. Net revenues increased 52% to $42.1 million for the three
     ------------
months ended March 31, 2002 from $27.7 million in the comparable period of fiscal 2001. The year over year increase in quarterly revenues is the result of a particularly low amount of revenues experienced during the third quarter of the fiscal 2001 because of a slowdown in PC related markets and an oversupply of inventory in the sales channel at that time.

     For the nine months ended March 31, 2002, net revenues decreased 20% to $111.7 million from $139.4 million in the same period of the prior year. The year over year decrease in revenues is the result of a continued global economic slowdown, more specifically the slowdown in PC related markets, increased competition in CD-RW and changes in the Imaging business model compared to the same period of the prior fiscal year.

     Net revenues in the Optical Storage business segment were $30.6 million for the third quarter of fiscal 2002, representing a 97% increase from the segment's net revenues of $15.5 million reported in the same period of fiscal 2001. Net revenues in the Optical Storage business segment decreased 18% to $76.4 million for the nine months ended March 31, 2002 compared to $92.7 million recorded in the same period of the prior year. In retrospect it is now generally understood that in the fall of 2000 the PC market was being oversold and an inventory build was taking place within the industry. In general, the effects of the over build and slowdown in the PC market did not affect the Company until the March 2001 quarter in which a sudden decrease was experienced during the March 31, 2001 quarter. The success in the third fiscal quarter of 2002 was also due to a strong quarter for the Optical Controller market in general, continued strength from an excellent reception for Oak's 9797 platforms for 24 and 32X applications.

     Net revenues for the Imaging business segment were $11.5 million for the three months ended March 31, 2002, representing a 7% decrease over the $12.3 million reported in the same quarter of fiscal 2001. Net revenues for the Imaging business segment decreased to $35.3 million, or 24% for the nine months ended March 31, 2002 compared to $46.7 million recorded during the same period of the prior year. The decrease is primarily the result of a fiscal 2001 mid year change in business model with regard to imaging software and, to a lesser extent, a decline in revenues of imaging hardware products and Custom Print Drivers due to changes in the market where the revenues from the Company's older compression products are declining and companies are moving toward a
Unified Print Driver Strategy.   Over the past year, the Company has been
shifting its business model for PDL software revenues to share more directly in profit opportunities with our customers. In the past, the Company had licensed its PDL software technology to some customers and had received a fixed fee from them over the life of the contract, at the end of which, the customer would have had a paid up license to the technology. The Company's new practice has been to negotiate a royalty arrangement instead of a license fee, which allows Oak to have a participation in its customers' success and which Oak believes offers better long term potential. The Company expects legacy hardware revenues and Custom Printer Driver Revenues to decline while software royalty revenues should grow over the next several quarters resulting in a relatively stable overall revenue trend.

     Cost of Revenues.  Cost of revenues includes the cost of wafer
     ----------------
fabrication, assembly, and testing performed by third-party vendors, and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's total gross margin increased to 50% for the quarter ended March 31, 2002, as compared to 41% during the comparable period in the prior year. For the nine months ended March 31, 2002, the Company's total gross margin increased to 50% compared to 47% in the same period of the prior year.

     Gross margin for the Optical Storage business segment was 40% for the third quarter of fiscal 2002 compared to 17% for the comparable quarter of the prior fiscal year and 37% for the nine months ended March 31, 2002 compared to 34% for the comparable period of the prior fiscal year. The gross margin for the Optical Storage business segment for the three months ended March 31, 2001 was lower due to a non-recurring inventory reserve charge of approximately $2.4 million recorded in the same period of the prior fiscal year. Absent the charge in inventory reserve, the margin would have been 37% for the quarter ended March 31, 2001. The remaining increase in gross margins for the three months ended March 31, 2002 was a result of a combination of improved manufacturing efficiency and cost reductions. During the nine month period ended March 31, 2001, the Company recorded a $4.4 million non-recurring inventory reserve charge. Absent this charge, the margin for this period would have been 39%. The decrease in gross margin for the nine month period ended March 31, 2002 compared to the comparable period in the prior fiscal year is a result of decreased margins experienced in the first two quarters of fiscal 2002 due to erosions in average selling price (ASP) typical in a competitive market based environment for high technology products.

     Gross margin for the Imaging business segment was 79% for the third quarter of fiscal year 2002, as compared to the 71% reported in the third quarter of fiscal 2001. Gross margin for the Imaging business for the nine months ended March 31, 2002 was 78% compared to 73% for the same period in the prior year. The margins for the quarter and nine month period ended March 31, 2002 are higher due to a non-recurring inventory reserve charge recorded during the third quarter of the prior fiscal year of approximately $0.5 million. Absent this charge, the gross margins for the prior periods would have been comparable for the periods presented. The change in the imaging business model as described above has also contributed to an increase in software margins.

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

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses of $13.2 million for the quarter ended March 31, 2002 increased $0.7 million, or 6%, from the $12.5 million recorded in the comparable period of the previous fiscal year.
Research and development expenses for the nine months ended March 31, 2002 decreased 2% to $39.2 million from the $39.9 million recorded in the same period of the prior year. The slight increase for the third quarter of fiscal 2002 compared to the same period in the prior fiscal year was primarily attributable to the increase in rent and facility costs related to the new
corporate office space.   The slight decrease for the nine months ended March
31, 2002 compared to the same period of the prior fiscal year is attributable to the decrease in headcount related expenses that were not recorded during the current fiscal year and, to a lesser extent, decreases in consulting expenses offset by an increase in technology license fees. Research and development expenses increased as a percentage of net revenues for the third quarter of fiscal 2002 over the comparable period in the prior fiscal year and decreased for the nine months ended March 31, 2002 compared to the same period of the prior fiscal year primarily due to the fluctuations in the Company's net revenues for these periods. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage and digital imaging.

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative (SG&A) expenses decreased by 3% to $7.4 million for the three months ended March 31, 2002 from $7.6 million in the comparable period of the prior year. SG&A expenses decreased 16% to $22.5 million for the nine months ended March 31, 2002 compared to $26.8 million in the same period of the prior year. The decrease for the third quarter of fiscal 2002 compared to the same period of the prior fiscal year was primarily attributable to the decrease in consulting expenses offset by an increase in rent and facility costs related to the new corporate office space. The decrease in the nine month period ended March 31, 2002 compared to the same period of the prior year was primarily related to the reduction in headcount during the period as well as a reduction in sales expenses due to lower revenues during the nine month period ended March 31, 2002 as compared to the same period of the prior fiscal year. SG&A expenses increased as a percentage of net revenues for the third quarter of fiscal 2002 over the comparable period in the prior fiscal year and decreased for the nine months ended March 31, 2002 compared to the same period of the prior fiscal year primarily due to the fluctuations in the Company's net revenues for these periods.

     Restructuring Charge.  During the second quarter of fiscal 2002, Oak
     --------------------
recorded restructuring charges of $2.0 million related to the reduction in force due to the restructuring of the overall business and the planned abandonment of an existing office space. During the third quarter of fiscal 2002, the Company recorded a restructuring charge of $854,000 related to losses on a sublease where the tenant experienced financial difficulty and abandoned the facility with approximately five years remaining on the sublease. This charge was offset by a $458,000 recovery of unutilized charges recorded previously resulting in a net charge of $396,000 during the March quarter. During the third quarter of fiscal 2001, the Company accrued $2.6 million as restructuring charges. Approximately $0.9 million was accrued for the planned abandonment and sublease of the excess space resulting in the reduction in force in its leased facility in Woburn, Massachusetts and the permanent abandonment of the leased facility in Boise, Idaho. Approximately $1.7 million was accrued for employee severance and benefits. These charges were offset by a $0.8 million recovery related to a settlement of the March 31, 2000 restructuring accrual resulting in a net charge of $1.8 million for the quarter ended March 31, 2001.

     Amortization of Intangibles.  Amortization of intangible assets was $3.0
     ---------------------------
million for the three months ended March 31, 2002, a decrease of $0.7 million or 19% from the $3.7 million recorded in the same period of the prior fiscal year. For the nine months ended March 31, 2002, amortization of intangible assets decreased 14% to $9.5 million from the $11.0 million recorded in the same period of the prior year. The year over year decrease is a result of the completion of amortization of certain intangible assets as they became fully amortized.

     Other Non-operating Income.  During the third quarter of fiscal 2002, non-
     --------------------------
operating income decreased to $1.6 million from the $1.7 million recorded during the same quarter of fiscal 2001. Non-operating income decreased 19% to $5.2 million for the nine months ended March 31, 2002 from $6.4 million recorded in the same period of the prior year. The amount was higher in the prior year due to a decline in interest income primarily as a result of a year over year decrease in interest rates. The decrease in the nine month period ended March 31, 2002 compared to the same period of the prior fiscal year also reflects a decrease due to interest received in conjunction with an income tax refund in the prior year.

     Income Taxes.  For the third quarter of fiscal 2002 and for the nine
     ------------
months ended March 31, 2002, tax expense was based on actual taxes incurred. Management does not yet believe it is more likely than not that sufficient future taxable income will be generated to realize all of the Company's deferred tax assets. Accordingly, a valuation allowance existed against substantially all of the deferred tax assets as of June 30, 2001 and March 31, 2002. No income tax benefit was recognized with respect to operating losses incurred in the third quarter of fiscal 2002 and for the nine months ended March 31, 2002.

Liquidity and Capital Resources
-------------------------------

     Since its inception, Oak has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. Oak's principal sources of liquidity as of March 31, 2002 consisted of approximately $135.8 million in cash, cash equivalents and short-term investments. Oak also has approximately $7.7 million in lines of letters of credit with Taiwanese financial institutions, all of which were available at March 31, 2002.

     Oak's working capital increased by $8.3 million to $138.0 million as of March 31, 2002 from $129.7 million as of June 30, 2001. The increase was primarily attributable to a portion of an I.R.S. refund claim filed during the third quarter of fiscal 2002 related to tax benefit from stock option exercises. Oak's short-term investments were principally invested in investment grade, interest-bearing securities.

     Oak's cash provided by operating activities increased to $14.2 million for the nine months ended March 31, 2002 compared to $7.6 million for the same period of fiscal 2001. Cash provided by operating activities for the nine months ended March 31, 2002 was primarily a result of net changes in operating assets and liabilities which includes decreases in accounts receivables, inventories, and prepaid expenses, other current assets and other assets totaling $8.8 million as well as an increase in accounts payable, accrued expenses and other liabilities of $4.8 million. This was offset by a loss of $14.3 million less the add back of depreciation and amortization of $14.8 million recorded during the period.

     Oak's investing activities during the nine months ended March 31, 2002 used cash of $15.4 million compared to $12.2 million during the same period of the prior year. Cash used in investing activities during the current period resulted primarily from net purchases of short-term investments of $5.9 million, purchases of property and equipment of $6.3 million as well as the purchase of Accel, net of cash acquired, of $3.2 million.

     Oak's financing activities during the nine months ended March 31, 2002 provided cash of $6.7 million compared to the utilization of $2.1 million during the same period of the prior year. The cash provided by financing activities during the nine months ended March 31, 2002 was a result of issuances of common stock through the exercise of employee stock options and the employee stock purchase plan.

     We believe that our existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund operations over the next twelve months. If, however, during the next twelve to eighteen month period we fail to increase our revenue or are unable to reduce our expenses below our revenues, then we may be in a position where we will need to seek additional financing. However, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. However, Oak has no present binding commitments with respect to any material acquisition of other businesses, products or technologies, other than those disclosed above or elsewhere in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and on Form 10-Q for the quarters ended September 30, 2001 and December 31, 2001 filed with the Securities and Exchange Commission.


Critical Accounting Policies
----------------------------

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements which has been included in the Company's 2001 Annual Report on Form 10-K describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

     We believe the following to be critical accounting policies as they require more significant judgments and estimates used in the preparation of our consolidated financial statements. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

     In general the critical accounting estimates that are made during any given quarter relate specifically to the Allowance for Doubtful Accounts, Inventory Reserves for Obsolescence and Declines in Market Value, Loss on Engineering Service Contracts, Restructuring Charges for Severance or Facilities and Income Tax Accruals.

     The Allowance for Doubtful Accounts is established for estimated losses
resulting from the inability of our customers to make required payments.   The
assessment of specific receivable balances and required reserves is performed by management and approved by the audit committee. There were no material changes to this reserve over the last quarter. We have identified specific customers where collection is probable and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are reserved and the related charge is recorded as a cost of revenue. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100.

     We enter into engineering service agreements from time to time and use either percentage of completion or completed contract methods in recognizing the project based revenues. Estimates of remaining costs are prepared every quarter and compared to the estimated revenues to determine if any reserve for loss on contracts may be required. Estimated losses on engineering contracts are not material to our financial position at this time.

     Restructuring Charges for Severance and Facility Abandonment have been accrued based on specific plans for cost reduction that are established by management prior to the end of the quarter. The severance accrual is tied to a plan that is generally specific by person or position that will be eliminated. The facility abandonment reserve is established by estimating how long a facility may be vacant and under what market based terms might it be released. Estimates for each given facility generally range from $200,000 to $800,000.
We have four facilities we are attempting to sublease at this time with a resulting reserve of $1.5 million as of March 31, 2002. Some portion of these reserves may prove to be too little or in excess which could result in an adjustment to restructuring reserves in a future quarter. In general, we expect that these reserves will be used as payments are made for rent on these abandoned facilities. At this time we do not expect any additional adjustments to be material to the Company's operating results.

     In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At March 31, 2002, substantially all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves going forward.


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

     o The competitiveness of our customers;

     o Cyclical semiconductor industry conditions and general economic uncertainty; and

     o The inability to obtain foundry capacity.

     The above factors have affected our business in the past and may affect us in the future. In addition, our quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any judgment or settlement in, our current or future legal proceedings. See "Oak is a Defendant in Several Lawsuits."

     We operate in the highly cyclical semiconductor industry, which is subject
     --------------------------------------------------------------------------
to significant downturns.  We have diversified our business so that our product
------------------------
offerings include not only integrated circuits, but also embedded software and platform solutions. However, a significant portion of our revenue will continue to come from our semiconductor product offerings. The semiconductor industry historically has been characterized by rapid technological change and product obsolescence, cyclical market patterns and seasonal customer demand, significant price erosion, periods of over-capacity and under-capacity, periods of production shortages, variations in manufacturing costs, including raw materials, and yields, and significant expenditures for capital equipment and product development.

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

     Oak Has a Recent History of Operating Losses and May Not Become or Remain
     -------------------------------------------------------------------------
Profitable. Oak has sustained significant losses in recent years and may not
----------
become profitable in the future. While Oak had net income of $5.9 million in fiscal 1998, its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998, an operating loss of $61.9 million for fiscal 1999, an operating loss of $61.1 million for fiscal 2000 and an operating loss of $19.6 for fiscal 2001 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). Oak's operating losses generally have been due to its dependence on its optical storage business, which historically has accounted for approximately 80% of its business. Oak continues to achieve volume production with its next generation CD-RW product. However, given certain evolving dynamics in the CD-RW market, including the rate of adoption of this technology, competition and selling prices, we cannot accurately predict the product's impact on operating results nor whether revenue from this product will enable Oak to return to profitability. We expect that the average selling prices, or ASP's, for our optical storage products will continue to decline over time and that ASPs for each new optical storage product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, we believe that gross margins for new products in our optical storage market will be lower than historical levels and, as a result, gross margins in general will decline in the future. If Oak incurs additional losses or fails to achieve profitability in the future, this will significantly harm our business and may affect the trading price of its common stock.

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

     Oak's Future Revenues Are Highly Dependent On Sales of Its CD-RW
     ----------------------------------------------------------------
Controller Product.  Our future revenue will largely depend on the success of
------------------
our recently introduced and next generation CD-RW product as well as our Combo (combination DVD and CD-RW) product. We are no longer developing any CD-ROM controllers and since the early part of fiscal 1999, have instead been focusing our development efforts on controllers for CD-RW and Combo drives as well as DVD-RW controllers. We cannot predict whether these products or their successors will be competitive in the marketplace or carried into production by targeted customers. The current trend toward integrating increased speed and functionality on the CD-RW or Combo controller potentially adds to the development and manufacturing costs of producing the controller. Our revenues and gross margins from our optical storage controller products will depend on our ability to introduce integrated products for the CD-RW Combo and DVD-RW markets in a commercially competitive manner. Even if our CD-RW Combo or DVD-RW products prove to be competitive and are accepted by targeted customers, our customers and their products may not be successful. If our CD-RW or DVD-RW products fail to achieve market acceptance, we will need other sources of revenue to offset the loss. In fiscal 2001, revenue generated from Oak's optical storage CD-RW business increased by 224%, compared to the previous year, primarily due to the ongoing success of products introduced in fiscal 2000 and the introduction of new CD-RW products in fiscal 2001. A decrease in the overall level of sales of, and prices for, Oak's older generation CD-RW controller product due to introductions of newer products by competitors, product obsolescence and delays in Oak's next generation CD-RW product, could also adversely affect on our business, financial condition and results of operation.


     Oak's Future Revenues Will Depend on Future Royalties from Shipment of OEM
     --------------------------------------------------------------------------
Devices.  We anticipate that the royalty streams derived from OEMs' shipments
-------
of office equipment containing Oak products, and the sale of related products and services to manufacturers of office equipment will account for a significant portion of our revenue for the foreseeable future, although not as significant as CD-RW for fiscal 2002. In order to assure that Oak will derive future royalty streams from the shipment of OEM devices, Oak and its OEMs are required to develop and release in a regular and timely manner new office products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and development costs to Oak and its OEMs. Our success will depend on, among other things, the rate at which OEMs serving the digital office market outsource their technology needs, market acceptance of our technology and products and the office devices of our OEMs; the ability of Oak and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by Oak; successful implementation of Oak's technology and products in new office devices being developed by its OEMs; and successful marketing of those devices by the OEMs.

     Oak's Markets Are Intensely Competitive and Experience Rapid Technological
     --------------------------------------------------------------------------
Change.   We face intense competition in the markets in which we compete.  We
------
expect that the level of competition will increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or additional features. Our principal competitors in the optical storage market include MediaTek, Sanyo and Ricoh. Our principal competitors in the digital office market include Adobe Systems, Inc., Peerless Systems Corporation, Electronics for Imaging, Inc., and in-house, captive suppliers. We also expect increased competition from the merchant market in the future. Many of these existing competitors as well as those customers expected to compete in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we do. In addition, much of our success is dependent on the success of our OEM customers. Our OEM customers in both the optical storage and digital imaging markets compete fiercely with one another for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices.

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

     Oak May Be Unable To Protect Its Intellectual Property and Proprietary
     ----------------------------------------------------------------------
Rights, Which May Affect Its Ability to Compete.   We consider our technology
-----------------------------------------------
to be proprietary and rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. However, these measures afford only limited protection. The steps that we take to protect our proprietary information may not be adequate to prevent misappropriation of our technology. For example, our competitors may be able to effectively design around our patents, or our patents may be challenged, invalidated or circumvented. Our current competitors, and new competitors entering the market, may also independently develop technologies that are substantially equivalent or superior to our technology. In addition, the rights granted under those patents may not necessarily provide competitive advantages. Moreover, while Oak holds or has applied for patents relating to the design of its products, some of its products are based in part on standards, for which it does not hold patents or other intellectual property rights. The laws of certain foreign countries in which our products are or may be manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely.

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

     Any litigation by or against Oak could result in significant expense to Oak and divert the efforts of its technical and management personnel, whether or not that litigation results in a favorable determination for us (see Legal Proceedings). In the event of an adverse result in any litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. We may not be able to develop new technology or license the infringing technology on reasonable terms, or at all. Any development or license of the technology could require us to expend substantial time and other resources.

     Oak May Be Unable To Obtain Third Party Intellectual Property Rights or
     -----------------------------------------------------------------------
May Be Liable For Significant Damages.  Certain technology used in Oak's
-------------------------------------
products is licensed from third parties, and in connection with these licenses, Oak is required to fulfill confidentiality obligations and, in some cases, pay royalties. Some of our products require various types of copy protection software that we must license from third parties. Should we lose our rights to, or be unable to obtain the necessary copy protection software, we would be unable to sell and market these products. Oak's agreements with third parties often have no specified term and may be terminated by either party in the event of breach by the other. Our business could be adversely affected by the loss for any reason of these third-party agreements. Given the trend to include increasing levels of functionality on a chip, in the future it may be necessary or desirable for Oak to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured or sold by third parties with respect to some or all of its product offerings. However, those licenses or purchases may not be available on terms acceptable to Oak, if at all. If we are unable to enter into those license arrangements on acceptable terms or to maintain our current licenses on acceptable terms, our business, financial condition and results of operations could suffer.

     In addition, the semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Oak or its foundries may, from time to time, be notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. In January 2002, Oak was notified by Syndia Corporation, a licensing entity for certain Lemelson patents, that plasma enhanced chemical deposition processes used by foundries in the semiconductor manufacturing process may infringe on certain Lemelson patents held by Syndia. If necessary or desirable, we may seek licenses under those patents or other intellectual property rights. However, these licenses may not be offered or the terms of any offered licenses might not be acceptable to us. If we fail to obtain a license from a third party for technology used by Oak, we may incur substantial liabilities and suspend the manufacture of products or the use by our foundries of processes requiring the technology.

     Oak has historically indemnified its customers for certain costs and damages of patent infringement in circumstances where an Oak product is the factor creating the customer's infringement exposure. This practice generally excludes coverage in circumstances where infringement arises out of the combination of Oak products with products of others or where infringement arises based on modifications made by the customer to Oak's products. Pitney Bowes has initiated a lawsuit against several Oak's customers, alleging that theirs use of Oak's RET technology infringed Pitney Bowes U.S. Patent No. 4,386,272. Oak is defending these customers against this allegation of infringement pursuant to its indemnification obligation under an earlier license agreement between the named customers and XLI, a subsidiary of Oak. This indemnification practice, however, could have a material adverse effect on the results of operations.

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

     Oak Depends on Third Party Foundries And Vendors to Manufacture Products.
     ------------------------------------------------------------------------
Oak contracts with independent foundries to manufacture a majority of its products and with independent vendors to assemble and test these products. If we fail to adequately manage our relationships with these foundries and vendors, our ability to manufacture and sell our products and our results of operations would be negatively impacted. We rely on our foundries to allocate to us a portion of their foundry capacity sufficient to meet our needs to produce products of acceptable quality and with acceptable manufacturing yield and to deliver products to us in a timely manner. These foundries fabricate products for other companies and some manufacture products of their own design. If these foundries fail or are unable to satisfy our product, quality and other requirements, our business, financial condition and results of operation could suffer.

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

     Product supply and demand fluctuations common to the semiconductor industry are historically characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the addition o f manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in the first half of calendar year 2000, to the current condition of excess capacity. We cannot predict whether Oak can or will achieve timely, cost-effective access to that capacity when needed, or if there will be a capacity shortage again in the future.

     Oak Derives A Large Portion of Its Revenues from International Sales,
     ---------------------------------------------------------------------
Depends on Foreign Subcontractors and is Subject to the Risks of Doing Business
-------------------------------------------------------------------------------
in Foreign Countries.  A large portion of our revenue is derived from
---------------------
international sales. International sales, principally to Korea, Japan, Singapore and Europe, accounted for approximately 84%, 75% and 86%, of our net revenues for fiscal 2001, 2000 and 1999, respectively. Oak also depends on foreign subcontractors for the manufacture of its products. Most of our foreign sales and purchases are negotiated in US dollars, although invoicing is often done in local currency. As a result, we may be subject to the risks of currency fluctuations in the foreign countries in which we do business.

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

     o Fluctuations in foreign currencies.

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

     Oak Must Continue To Make Significant Capital Investments, And The
     ------------------------------------------------------------------
Inability to Raise the Additional Capital Necessary to Fund These Investments
-----------------------------------------------------------------------------
On Acceptable Terms Could Seriously Harm Our Business.  In order to remain
-----------------------------------------------------
competitive, Oak must continue to make investments in new facilities and capital equipment. Significant amounts of capital additions could be required in subsequent years. Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, we have entered into and will continue to consider various possible transactions, including various "take or pay" contracts that commit Oak to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require us to seek additional financing. We believe that existing liquid resources and funds generated from operations, if any, combined with the ability to borrow funds will be adequate to meet our operating and capital requirements and obligations
into the foreseeable future.   We may, from time to time, seek additional
equity or debt financing. However, those funds, when needed, might not be available on terms that we find acceptable. Any future equity financing will also lead to dilution to existing shareholders.

     Oak May Make Future Acquisitions Or Enter Into Joint Ventures That May Not
     --------------------------------------------------------------------------
Be Successful.  In the future, Oak may acquire additional businesses, products
-------------
and technologies, or enter into joint venture arrangements, that could complement or expand its business. Acquisitions involve numerous risks including:

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

     Oak Will Depend On Key Personnel To Manage Its Business, and the Loss of
     ------------------------------------------------------------------------
Any Key Personnel Could Seriously Harm Its Business.  Our future performance
---------------------------------------------------
depends, to a significant degree, on the retention and contribution of members of Oak's senior management as well as other key personnel including highly skilled engineering and technical employees. In particular, it is important for Oak to retain the services of Young K. Sohn, our current chairman of the board of directors and chief executive officer. We continue to recruit financial, technical and operational personnel.
Competition for these people is intense, and we may not be able to attract and retain qualified replacements or additional technical or operational personnel. We may not be successful in finding suitable replacements for any senior management personnel who may leave Oak.

     Provisions in Oak's Charter Documents And Rights Plan Could Make It More
     ------------------------------------------------------------------------
Difficult To Acquire Oak And May Reduce The Market Price Of Oak Stock.  Our
---------------------------------------------------------------------
board of directors has the authority to issue up to 2.0 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock, may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Oak without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.
We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Oak, which could have an adverse effect on the market price of the stock. In addition, our charter documents do not permit cumulative voting and provide that our board of directors will be divided into three classes, each of which serves for a staggered three-year term, which may also make it more difficult for a third-party to gain control of the board of directors.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of Oak's foreign sales are negotiated in US dollars; however, invoicing is occasionally done in local currency. As a result, Oak may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are re-measured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of Oak's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. Our strategy is to minimize its non-functional currency net assets or net liabilities in our foreign subsidiaries. Our policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of March 31, 2002, Oak had foreign currency forward exchange contracts to exchange Yen for approximately $1.2 million. Oak uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at March 31, 2002, the effect on our consolidated financial statements would not be material. However, there could be a material effect on our financial statements in the future.

     Oak's cash equivalents and short-term investments ("debt and equity investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. Oak manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations, which mature within the next 24 months. In addition, Oak does not use investments for trading or other speculative purposes. Not withstanding the foregoing, due to the divestiture of the Broadband business in January 2000, we are in the unusual position of also holding an investment in 293,794 shares of Conexant Systems Inc. common stock which had an original book value of $68.05 per share. During fiscal 2001, Oak reduced the basis of this investment to a book value of $8.95 per share as a result of a other than temporary impairment in the market value of the common stock. This resulted in a charge to non-operating expenses of $17.4 million during the fourth quarter of fiscal 2001. This investment is classified as being held as an available-for-sale security. This is a highly volatile equity security with market valuations in the range of $7.07 to $132.00 since mid January 2000.

     Due to the short maturities of its investments, the carrying values generally approximate the fair value. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002, the decline in the fair value of the portfolio would not be material. Further, Oak has the ability to hold its fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in income or cash flows.

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

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of the settlement agreement arising out of the ITC action. On December 24, 1997, UMC answered the Company's complaint and counterclaimed by asserting causes of action for rescission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action filed against UMC. In a related action to the lawsuit that was commenced by the Company against UMC, on December 19, 1997,

MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against the Company for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and
intentional interference with prospective economic advantage.   The Company
filed its answer on January 8, 1998, denying all the allegations. The Company believes UMC's counterclaims and Mediatek's claims to be without merit. On June 11, 1998, the cases were consolidated for all purposes and stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues before the International Trade Commission, initiated by Oak as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of the ITC investigation and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the ITC's determination that there was no infringement of the Company's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commission's determination that the Company's U.S. Patent No. 5,581,715 was valid and enforceable.

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

     On January 4, 2001 Samsung Electronics, a customer of the Company's Imaging Group, received a notification from Pitney Bowes alleging that the resolution enhancement technology (iRET) Samsung licensed from Xerographic Laser Images Corporation, Inc. ("XLI") in 1996 infringes Pitney Bowes U.S. Patent No. 4,386,272 ("272 patent"). XLI is a merged subsidiary of the Company as a result of an acquisition in the first quarter of Fiscal Year 1999. The terms of the agreement for the licensing of the iRET technology to Samsung require the Company, as successor in interest to XLI's assets and liabilities, to defend and indemnify Samsung from claims alleging the iRET technology supplied to Samsung infringes the intellectual property rights of a third party. On June 18, 2001 Pitney Bowes filed a complaint in the District Court of Connecticut, naming Samsung and others, claiming infringement of the '272 patent. On June 28, 2001 Samsung formally requested the Company to defend Samsung. XLI customers Sharp Corporation, and Minolta-QMS, Inc. are also subject to Pitney Bowes allegation of infringement of the '272 patent, and have formally requested the Company to defend and indemnify them pursuant to the terms of their agreements. Minolta-QMS, Inc. has entered into a separate settlement agreement with Pitney Bowes, and is no longer part of the current litigation. On September 7, 2001, the Company filed a motion to intervene in the District Court of Connecticut which was granted on December 12, 2001. On February 5, 2002, this action was transferred to the United States District Court, District of Kentucky. The parties are proceeding with this litigation.

     If the above pending action, with respect to the Company's indemnification obligation in such action, is decided adversely, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 2001 Annual Meeting on February 5, 2002. The following matters were voted upon at the meeting:


     Proposal 1
     ----------

     To elect three Class I directors to hold office for a three-year term or until their successors are elected and qualified:


            Name of Director Elected           For         Against
            ------------------------           ---         -------
       Peter Simone......................  49,997,879     1,202,442
       Young K. Sohn.....................  50,005,526     1,194,795
       Timothy Tomlinson.................  49,338,971     1,861,350


     The following Directors remained on the Board of Directors subsequent to the meeting:

                   Albert Y. C. Yu
                   K.C. Murphy
                   Richard B. Black
                   David Rynne

     Proposal 2
     ----------

     To approve an amendment to the 1994 Employee Stock Purchase Plan to provide for: (i) automatic annual increases in the number of shares authorized for issuance under the plan by the lesser of (a) one percent of the then outstanding shares of Oak common stock, (b) 500,000 shares, or (c) a lesser amount determined by the Board; (ii) consecutive and overlapping 24-month offering periods that begin every six months (with each 24-month offering period consisting of four six-month purchase periods); (iii) under the plan that, to the extent the fair market value of Oak common stock on any exercise date in an offering period is lower than the fair market value of Oak common stock on the first day of the offering period, then all participants in such offering period will be automatically withdrawn from such offering period immediately after the exercise of their options on such exercise date and automatically re-enrolled in the immediately following offering period as of the first day thereof; (iv) a purchase price per share equal to the lower of
(a) 85% of the fair market value of a share of common stock on the first day of the offering period or (b) 85% of the fair market value of a share of common stock on the last day of the purchase period; and (v) a limit of 500 shares that can be purchased during any purchase period by a participant.


         For............................. 33,787,515
         Against.........................  5,785,885
         Abstain.........................    148,452


       There were 11,478,469 broker non-votes.


     Proposal 4
     ----------

      To approve an amendment to the 1994 Directors' Stock Option Plan to eliminate the restriction that the provisions of the Directors Plan regarding eligibility to participate in the plan and the amount, price, vesting, payment terms and timing of grants of options may not be amended more than once every six months:


         For............................. 22,706,427
         Against......................... 16,857,538
         Abstain.........................    157,887


       There were 11,478,469 broker non-votes.


     Proposal 5
     ----------

     To ratify the appointment of PricewaterhouseCoopers LLP as Oak's independent public accountants for the fiscal year ending June 30, 2002.



         For............................. 51,001,030
         Against.........................    142,777
         Abstain.........................     56,514


     With respect to Proposal 3 (approval of an amendment to the 1994 Stock Option Plan), due to technical difficulties experienced by a proxy advisory firm relied upon by many of our institutional investors and the resulting delay in the receipt of stockholder votes, the designated proxy holders adjourned the annual meeting to February 6,

2002. At the February 6 meeting, the technical problems had not yet been resolved and the annual meeting was again adjourned to February 11, 2002, in order to allow sufficient time for the stockholder votes with respect to Proposal 3 to be recorded. At the February 11, 2002 meeting, the meeting was again adjourned and reconvened on March 7, 2002, to allow for further solicitation of proxies with respect to Proposal 3. The following matter was voted upon at that meeting:


     Proposal 3
     ----------

     To approve an amendment to the 1994 Stock Option Plan to increase the number of shares of common stock authorized for issuance over the term of the Option Plan by 1,900,000 shares.

         For............................. 30,265,247
         Against......................... 21,097,289
         Abstain.........................    272,885


       There were 155,938 broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:


     Exhibit
     Number                    Exhibit Title
     ------                    -------------
     10.01   1994 Outside Directors' Stock Option Plan - As Amended and
             Restated February 5, 2002

     10.02   Amended and Restated 1994 Employee Stock Purchase Plan - As
             Amended and Restated February 5, 2002


(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2002

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

                                                 OAK TECHNOLOGY, INC.
                                                 --------------------
                                                     (Registrant)


Date: May 9, 2002



                                               /s/    JOHN S. EDMUNDS
                                              ---------------------------
                                                   John S. Edmunds
                                        Senior Vice President of Finance and
                                               Chief Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)

                                 Exhibit Index
                                 -------------



    Exhibit
    Number                          Description
    ------                          -----------
     10.01  1994 Outside Directors' Stock Option Plan - As Amended and Restated
            February 5, 2002

     10.02 Amended and Restated 1994 Employee Stock Purchase Plan - As Amended and Restated February 5, 2002
