Form 10-K
period 2002-06-30
OAK TECHNOLOGY INC
filed 2002-08-28
CIK 824225

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

                   For The Fiscal Year Ended June 30, 2002

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------    --------------

                        COMMISSION FILE NO. 0-25298

                            OAK TECHNOLOGY, INC.

          (Exact name of Registrant as specified in its charter)

               Delaware                               77-0161486
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)



  1390 Kifer Road, Sunnyvale, California                 94086
(Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code: (408) 523-6500
      Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 Par Value
                       Preferred Stock Purchase Rights

                           ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $301,085,969 as of August 26, 2002, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for August 26, 2002. Shares of Common Stock held by each executive officer and Director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

55,896,764 shares of the Registrant's $.001 par value Common Stock were outstanding at August 26, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2002 Annual Meeting of Stockholders.

===============================================================================

                             OAK TECHNOLOGY, INC.

                                   INDEX TO

                          ANNUAL REPORT ON FORM 10-K

                         FOR YEAR ENDED JUNE 30, 2002



                                                                           Page
                                                                           ----

                                    PART I

Item 1.  Business..........................................................   3
Item 2.  Properties........................................................  18
Item 3.  Legal Proceedings.................................................  18
Item 4.  Submission of Matters to a Vote of Security Holders...............  20


                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters...........................................................  21
Item 6.  Selected Financial Data...........................................  22
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  23
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........  41
Item 8.  Financial Statements and Supplementary Data.......................  41
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  41


                                   PART III

Item 10. Directors and Executive Officers of the Registrant................  42
Item 11. Executive Compensation............................................  42
Item 12. Security Ownership of Certain Beneficial Owners and Management....  42
Item 13. Certain Relationships and Related Transactions....................  42


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  43

Signatures.................................................................  83


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


General
-------

     Oak Technology, Inc. and its subsidiaries ("Oak" or the "Company") designs, develops and markets high performance integrated semiconductors, software and platform solutions to original equipment manufacturers ("OEMs") worldwide that serve the optical storage and digital imaging equipment markets. Our digital imaging products consist of semiconductor hardware and software that enables users to print, scan, process and transmit documents to computer peripherals that perform printing functions. Our Optical Storage products consist primarily of integrated circuits and supporting software and firmware, all designed to store and distribute digital content, thereby enabling our customers to deliver cost-effective, powerful systems to the end user for the home and enterprise. We are a "fabless" semiconductor company, in that we contract with independent foundries to manufacture all of our integrated circuit products, enabling us to focus on our design strengths, minimize fixed costs and capital expenditures, and gain access to advanced manufacturing facilities. Oak's mission is to be a leading solution provider for the storage and distribution of digital content.

     Oak's operations are organized along its two market-focused groups: the Optical Storage Group and the Imaging Group. The Imaging Group is comprised of the combination of our Xionics Document Technologies, Inc. and Pixel Magic subsidiaries, serving the digital imaging equipment market.

     Oak was originally incorporated in California in 1987 and was reincorporated in Delaware in 1994. Our executive offices and principal marketing, sales and product development operations are located at 1390 Kifer Road, Sunnyvale, California 94086, telephone number (408) 523-6500. In addition, we have facilities in: Woburn, Massachusetts; San Diego, California; Tucson, Arizona; Austin, Texas; Taipei, Taiwan; Yokohama City, Kanagawa and Osaka, Japan; Seoul, Korea; Manchester, England; and Dortmund, Germany.


Corporate History
-----------------

     Oak provides high-performance, integrated semiconductors to original equipment manufacturers (OEMs) worldwide who serve the optical storage, and digital imaging equipment markets. The Company's products, consisting primarily of integrated circuits and supporting software and firmware, enable its OEM customers to deliver cost-effective, powerful systems to the end-user for storage, home entertainment and imaging (copy, fax, print) applications.

     The Company pioneered the IDE/ATAPI CD-ROM controller chip in 1993, and was recognized as one of the industry's largest merchant suppliers of CD-ROM controllers. The Company established customer relationships with many of the leading CD-ROM drive manufacturers and, through these relationships, sought input directly from its customers regarding the optimal features for next generation of optical storage controllers having advanced features and higher levels of integration. In 1997, the Company began to investigate expanding into additional optical storage market segments, conducting research and development targeting optical storage semiconductors for use in CD-Recordable (CD-R) and CD-ReWritable (CD-RW) drives. The Company also engaged in research and development that leveraged its CD-ROM and CD-R/RW development efforts, by pursuing the development of additional optical storage semiconductors, including MPEG-1 and MPEG-2 audio/video decoders for VideoCD
(VCD) and DVD players, and integrated circuits for digital broadcast systems such as cable, satellite and terrestrial set-top boxes for use in such emerging markets as DVD-ROM drives and DVD players.

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

     As part of this redirection, in July 1998, Oak acquired ViewPoint Technology, Inc., a privately held company that was developing solutions for the CD-RW ("Read-Writable") drive market. ViewPoint had developed a controller that supports high encoding speeds for CD-RW drives. The ViewPoint acquisition provided Oak with a controller to complement its expertise in the block decoder area, and provided a springboard for Oak's next generation CD-RW drives.

     In August 1998, Oak acquired Xerographic Laser Images Corporation ("XLI"), a provider of print quality enhancement technology for the digital imaging equipment markets. XLI was operated as a division of Pixel Magic, a wholly-owned subsidiary of Oak, and served to leverage Pixel Magic's position in the digital equipment market by broadening its expertise in resolution enhancement technology ("iRET").

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

     In July 2000, Oak acquired TCD Labs, Inc. This acquisition enabled us to offer complete, integrated, retail-ready hardware/software solutions to PC and CD-RW drive makers, and to leverage TCD's enabling software for compact disk recording technology, allowing consumers to take full advantage of the data capturing, sharing and archiving capabilities of the CD-RW format. As a result of the TCD acquisition, Oak has formed an Optical Media Software Group within our Optical Group.

     In July 2001, Oak purchased all of the outstanding shares of Accel Technology Ltd., a design engineering firm based in Osaka, Japan, pursuant to the terms of a share purchase agreement. Accel focuses on turnkey CD-RW and DVD Recordable drives for PC and consumer use. Accel has been organized as a division within the Optical Storage Group.

Target Markets and Products
---------------------------

     Currently, our target markets include optical storage and digital imaging hardware and software, which correspond to our Optical Storage Group and Imaging Group, respectively. Our business strategy and product offerings (current and planned for fiscal 2003) for each of the target market segments are described below.

                               OPTICAL STORAGE

Business Overview and Strategy
------------------------------

     Multimedia computer applications have continued to drive the demand for low-cost, high-density storage mechanisms. Initially, the adoption of CD-ROM technology as the mainstream optical storage medium on the desktop was fueled in large measure by data-intensive, graphics/audio/video-rich applications that required a universal, high-density storage medium. Today, this adoption has shifted from CD-ROM technology to CD-RW and DVD based technologies for the storing, displaying and distribution of digital content. Oak's Optical Storage Group is a leading provider of controllers to the optical storage market, and a pioneer in this field with the first IDE/ATAPI CD-ROM controller. Today our Optical Group's product deployments are targeted on CD-RW drives, CD-RW drives with DVD read capability, commonly known as Combo drives, and DVD-RW. Our Optical Storage Group currently has solutions for CD-RW and Combo drives, and a three-chip solution for DVD Recordable. Our core competencies include IDE and alternative interfaces, error correction code ("ECC"), DSP/servo control, disc write encoding, wobble servo, write strategy, system design, analog, RF and system software and firmware. OEM customers for our Optical Storage products in fiscal 2002 included LG Electronics, Philips, Samsung and Mitsumi.

     The optical storage market is witnessing an increasing adoption of Optical Storage drives, driven by the popularity of customized audio CD recordings and the widespread availability of MP3 audio titles on the Internet. The adoption of Combo drives specifically is likewise experiencing an accelerated adoption due principally to the increased demand for combined functionality in slim drives for notebook computers. We have prepared for these market transitions by focusing our development efforts on the CD-RW Combo and DVD-RW technologies, which provide us with the opportunity to offer valuable innovation to our customers in a growing market faced with technological challenges. Our strategy for increasing the market penetration of our CD-RW, Combo and DVD RW products and technologies includes technological innovation, protection of intellectual property, and aggressive marketing programs. We may also enter into strategic alliances with drive manufacturers and technology partners.

     The Optical Storage market has picked up considerable momentum as more consumers discover the advantages of this writable and removable medium. Re-writable Optical Storage drives are quickly emerging as the preferred removable media storage device, particularly for the home PC market. Major applications include audio, still pictures and Video storage, archival and data interchange. Increased consumer demand and the widespread adoption of CD-RW, Combo and DVD-RW drives by the PC OEM manufacturers over the next year are expected to contribute to significant ongoing growth in the Optical Storage market. The anticipated industry adoption of Microsoft's Mount Rainier standard, which will enable native operating systems to support data on Optical Storage media, and in effect replace the floppy drive, is expected to further accelerate the growth of the Optical Storage market.

     We expect that ongoing functional integration and continuing improvements in performance, particularly for the writing speeds, will play an important role in cost reduction and consumer acceptance of the CD-RW drives, thereby fueling its mass adoption by PC OEMs. To this end, we recently announced the OTI-9797T CD-RW controller which has 48X CD-RW write speeds as well as 48X CD-ROM read speeds. We are also focusing our efforts on the OTI-9897, a fully integrated controller chip for use in Combo drives. The Combo drive offers wide functionality to the end user and is becoming a mainstream product for the notebook PC markets. We believe the Combo drive will facilitate the recently observed evolution from CD formats to DVD and DVD recordable formats. In anticipation of this evolution we recently announced our three-chip solution for DVD Recordable. The OTI-9832, OTI 9831 and the OTI 9838 combine to create a highly integrated recordable DVD solution offering 32X CD-R, 24X CD-RW, 16X DVD Read and 4X DVD Write speeds, supporting all DVD formats: DVD-R, DVD-RW, DVD+R and DVD+RW. Additionally, as a result of our recent acquisition of Accel Technology, we are able to provide our customers with a faster time-to-market capability, through the availability of comprehensive reference designs based on the OTI-9797T, including the full firmware needed to build a CD-RW drive.
We believe that this capability to offer a complete solution places Oak in a unique competitive position and offers a valuable time-to-market advantage to its customers.

     The following table shows our current mix of Optical Storage products for fiscal 2002. All products in the table are in production. In addition, we are currently developing several next-generation products, which are generally not disclosed until the products have been developed.


Optical Storage Products
------------------------


                                        CD     CD      DVD     DVD
                                      Write   Read    Read    Write
 Name          Description            Speed   Speed   Speed   Speed    Status
 ----          -----------            -----   -----   -----   -----    ------
OTI-9796  Integrated controller with  16X      40X                       In
          enhanced audio and SDRAM                                   Production
          support, ExactLink buffer
          underrun protection.

OTI-9797S Similar to 9796 but with    32X      40X                       In
          higher speeds                                              Production

OTI-9897  Oak's "Combo" controller    24X      40X       8X              In
                                                                     Production
OTI-9797T Similar to 9797S but with   48X      48X                       In
          higher speeds                                              Production

OTI-9831/ Oak's 3 chip solution for   24X      48X      16X    4X     Sampling
OTI-9832/ recordable DVD                                                with
OTI-9838                                                             Customers




     Our Optical Media Software Group, formed in July 2000 as a result of the acquisition of TCD Labs, licenses its SimpliCD(r) optical storage recording software and Recorder SDK (Software developer Kits) to PC OEMs and drive manufacturers. SimpliCD is designed to simplify the burning of CDs from a Windows desktop utilizing a media player. The Recorder SDK allows OEMs to enable the recording of compressed audio files on a CD in accordance with the Optical Storage Trade Association's (OSTA) MultiAudio format. The Optical Media Software Group is Oak's first entry into CD-RW software as a product offering, and represents one component of our CD-RW strategy. The addition of SimpliCD to the Optical Storage product line allows Oak to provide an integrated, retail-ready software solution to both drive makers and PC OEMs. SimpliCD uses a CD-RW drive to create or copy consumer audio, video or computer-data CDs, allowing Oak to leverage the software in compact disk recording technology, and allowing our consumers to take full advantage of the data capturing, sharing and archiving capabilities of the CD-RW format. SimpliCD's drag-and-drop user interface is designed to provide ease of recording capability in all Microsoft Windows-based environments, and is universally compatible with all CD-RW drives and controllers.

                                 IMAGING GROUP

Business Overview and Strategy
------------------------------

     The Imaging Group is a merchant supplier of application-specific integrated circuits, IC-based controller technology, and digital page processing software and technology for the digital imaging, production and printing market, enabling users to print, scan, copy, process and transmit documents in computer peripherals, such as printers, copiers, and multi-function peripherals (MFPs), that perform document imaging functions. The Imaging Group is located in Woburn, Massachusetts.

     For hardware solutions, the Imaging Group designs high-performance, full-featured compression ASICs, imaging DSPs, resolution enhancement ASICs and system-on-a-chip ("SOC") solutions for digital copiers, printers, scanners, fax machines and multifunction peripherals ("MFPs"). For software solutions, Oak's Imaging Group offers integrated, modular embedded software products, intended to provide the performance, output quality and network connectivity required for today's printing peripheral market. In addition, we provide complementary personal computer software products, in particular printer drivers, and standards-based technology to enable original equipment manufacturers ("OEMs") of peripherals to design and develop differentiated products.

     Core competencies include strong expertise in color/monochrome image processing pipelines, dot modulation and resolution enhancement technology, and high-speed compression/decompression technology and systems applications, high-speed imaging DSP technology, SOC design, control of scanner and printer mechanisms, reference design platforms and software and hardware architecture for processing and control of document imaging peripherals that incorporate page description language interpreters. We offer a broad suite of products to major OEMs in the digital imaging and printing market. Our OEM customers for these products during fiscal 2002 included Canon, Hewlett-Packard, Lexmark, Xerox, Ricoh, Sharp, Minolta-QMS, Fujitsu, Fuji-Xerox, Kyocera, Heidelberg, IBM, Kodak, Matsushita, Olivetti, Samsung, Sanyo, Seiko Epson, and Toshiba.

     Fundamental shifts are presently occurring in the digital imaging market. These changes include increasing share of color printing technology, growth in distributed printing, the shift towards MFPs, growth in network connectivity and the emergence of PC-independent printing, including wireless printing due to rapid growth of digital hand held devices. Imaging equipment manufacturers are also continuing to shift toward the use of outsourced design and manufacturing suppliers, in particular for the high volume low cost segment of the market.

     Although historically targeting the mid-range of the digital imaging market, we are now also targeting high-volume opportunities, such as the low-end to mid-range laser and inkjet products. In fiscal 2002, Oak introduced its new Quatro architecture, a SOC platform that combines the power of a RISC CPU core with Oak's advanced DSP core to provide highly flexible SOC solutions for
imaging and printing devices.   In fiscal 2002, Oak also introduced its XP
family of printing solutions compliant with the XHTML-PRINT standard to help OEMs build printers and MFPs that meet the requirements of print from non-PC devices. For fiscal 2003, the Imaging Group will continue its efforts to develop new generations of products combining its software and silicon expertise to offer solutions for OEMs in the digital imaging market.

Digital Imaging Equipment Products
----------------------------------

     ASICS
     -----



Product                        Description                           Status
-------                        -----------                           ------
PM-1V     High-speed bitonal image processor providing single-    In production
          pass compression or decompression of image data

PM-2m     40 MHz bitonal JBIG codec with multitasking capability. In production
          Provides single pass compression or decompression, as well as scaling and rotation of bitonal image data

PM-22 75 MHz bitonal JBIG codec with a 32-bit I/O. Provides In production single pass compression or decompression, as well as scaling and rotation of bi-tonal image data

PM-36     A fixed function JPEG compression and decompression     In production
          processor with a sustained data rate of up to 75 MHz

PM-44+    A programmable 85 MHz image DSP with four data paths    In production


PM-44i    A programmable 125 MHz image DSP with four data paths   In production
          and integrated memory

PM-44ix   A programmable 225 MHz image DSP with four data paths   Sampling
          and integrated memory

PM-48 A programmable 125 MHz image processor with eight data In production paths

PM-2050,  Family of image enhancement processors and pulse width  In production
PM-2060i, and pulse position modulators for laser copiers, PM- 1075 printers and MFPs and
PM-1100




Software
--------

IPS.............. A software architecture that contains page description language emulation components and supporting embedded system service components needed to build printer and MFP
                  controllers.  The package includes: IPS/5E, IPS/5C,
                  IPS/XL, IPS/XLC, IPS/PS3 and IPS/PDF.


Printer Drivers.. Printer drivers for the PCLXL, PCL5E and PostScript Levels 2 and 3 page printing environments for the Microsoft NT and Windows operating systems.


Soft Print
Server........... Software which provides embedded networking capabilities for printers, copiers, scanners and MFPs.

XP1.............. XHTML-Print compatible software which allows the printers and
                  MFPs to print from non-PC devices.  The configurations
                  Include IPS/XP1, APS/XP1 and XP1 PS front-end


Services
--------

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


Manufacturing
-------------

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

     Delays in shipments could damage relationships with our current and prospective customers, provide an advantage to our competitors and have a material adverse effect on our business, financial condition and results of operations. Most of our devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology from 0.5 micron, 0.35 micron and 0.25 micron feature sizes. In addition, we are sampling products for 0.18 micron feature sizes. All of our semiconductor products are assembled and tested by independent subcontractors.

     Our primary supplier of wafers during fiscal year 2002 was TSMC. The foundries generally are not obligated to supply products to us for any specific period, in any specific quantity or at a specific price, except as may be provided in a particular purchase order. However, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, we have entered into and will continue to consider various possible transactions, including various "take or pay" contracts, that commit us to purchase specified quantities of wafers over extended periods.

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


Design Methodology
------------------

     Our products compete in markets that are characterized by rapidly developing technology and evolving industry standards. As a fabless semiconductor company, we address these issues with a design environment based on workstations, dedicated product simulators, system simulation with hardware and software modeling, and use of a high level design description language in order to define, develop and deliver new and enhanced products more rapidly. Our engineering and design capabilities are critical to our future performance. We have invested regularly in new advanced equipment and software tools in an effort to keep these tools updated with the latest technology. In addition to the Imaging Group design facilities in Woburn, Massachusetts and the Optical Storage Group design facilities in our corporate headquarters in Sunnyvale, California, we have established Design Centers in Austin, Texas; San Diego, California; Tucson, Arizona; Dortmund, Germany; Manchester, England; Taipei, Taiwan R.O.C. and Osaka, Japan.

     Oak's library of core cells is key to its ability to reduce the time needed to design new products. Examples of core cells include a CD-ROM decoder core, CD-R/W encoder/decoder core, CD-DSP & CD-Servo core, a parallel, multi-pipelined microprocessor core, MPEG2 core, DVD-DSP core, 0.5, 0.35, 0.25 and
0.18 micron memory compilers, 0.5, 0.35, 0.25, and 0.18 micron I/O libraries, SIMD DSP core, JBIG core and JPEG core. Design methodology, including equipment and software tools, is a critical factor in our ability to successfully develop technology and products. However, we may not be able to obtain the equipment, software tools and other resources needed to develop technically advanced products in a timely manner.


Marketing and Customers
-----------------------

     From its inception, Oak has been committed to a worldwide marketing strategy. We utilize a direct sales force in the United States, Japan, Taiwan and Korea and a worldwide network of manufacturers' representatives and distributors in North America, Europe and Asia. While customers around the world have many needs in common, each region has its own requirements. In order to support customers in key geographic markets, we have established sales and support offices in Woburn, Massachusetts; Yokohama City, Kanagawa, Japan; Taipei, Taiwan; and Seoul, Korea, in addition to our corporate headquarters in Sunnyvale, California. We believe that sales and technical support personnel based in our regional offices understand the technical needs, business philosophy and culture of their respective customers. On-site personnel are trained to respond to customer needs efficiently and effectively.

     We believe that customer service and technical support are important competitive factors in the optical storage and digital imaging markets. With a global presence, we are able to provide prompt technical support to our customers worldwide. In addition, the Company's representatives travel frequently to customer sites as part of the product development cycle. We provide several other types of technical support, including software distribution through an electronic bulletin board, evaluation boards, product demonstration software, engineering design kits and application notes. We work closely with customers in qualification of our products and providing needed quality and reliability data. In addition, we make the latest revision of our software available to our customers under maintenance agreements and can customize our software to a customer's specific requirements.

     Sales of our products are made pursuant to purchase orders and long-term agreements covering licensing, maintenance, engineering services, royalties and other fees. Purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in the customers' requirements. In addition, in certain circumstances, orders may be canceled at the discretion of the buyer without penalty, resulting in potential inventory reserves for Oak. Our business, consistent with that of others in the semiconductor industry, is generally characterized by long supply lead times limited by foundry capacity and at times significantly shorter order lead-times from customers. This can put Oak in the position of taking inventory risk in order to ensure that it will have product available for its customers. Actual shipments of our products depend on the manufacturing capacity of Oak's foundries. Therefore, as foundry capacity tightens, we may not be able to meet the customer's requested delivery date or we may have to allocate the quantity of available products among our customers. Due to our dependence on third party manufacturing capacity, we believe that backlog at any particular date may not be indicative of actual net revenues for any future period.

     Sales of CD-RW and "Combo" controller products comprised 67%, 66%, and 42% of Oak's total revenues in fiscal 2002, 2001, and 2000, respectively. Sales of CD-RW and Combo controller products are expected to continue to account for a majority of our total revenues for the foreseeable future. Sales of our Imaging Group products accounted for 33% of our net revenue in fiscal 2002. Although we have recently introduced several new products in an attempt to diversify our product and market base, we cannot predict whether these products will be successfully designed, accepted by our customers, and brought to production or whether our customers' products will be accepted in the marketplace.

     A substantial majority of our revenues in fiscal 2002, 2001, and 2000 were derived outside of the United States, primarily in Asia. Including the results of the Xionics acquisition beginning in fiscal 2000, the geographical areas accounting for our net revenues in fiscal 2002, 2001, and 2000 are as follows:



                                                             June 30,
                                                   ---------------------------
                                                      2002    2001     2000
                                                      ----    ----     ----
Japan.............................................     39%     40%      32%
Korea.............................................     22%     37%      34%
Taiwan............................................     14%      5%       1%
North America.....................................     11%     16%      25%
Philippines.......................................     11%     --       --
Europe............................................      2%      1%       4%
Other.............................................      1%      1%       4%
                                                      ---     ---      ---
                                                      100%    100%     100%
                                                      ===     ===      ===



     Accordingly, we are subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond our control. We are also subject to general geopolitical risks in connection with our international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. In addition, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States. This increases the likelihood of piracy of our technology and products. Although most of our foreign sales are negotiated in U.S. dollars, invoicing is occasionally done in local currency. As a result, unless we hedge the position we may be subject to the risks of currency fluctuations. One or more of the above factors may adversely affect our operations in the future or require us to modify our current business practices.

     A limited number of customers historically have accounted for a substantial portion of Oak's net revenues. In fiscal 2002, 2001, and 2000, sales to our top ten customers accounted for approximately 69%, 82%, and 78%, respectively, of our total net revenues. In fiscal 2002, LG Electronics accounted for 20% of total net revenues while Mitsumi and Ionics (Philips) each accounted for 11% of total net revenues. In fiscal 2001, LG Electronics accounted for 31% of total net revenues. In fiscal 2000, LG Electronics accounted for 26% of total net revenues and Hewlett-Packard Company accounted for 16%.

     We expect that sales to a limited number of customers will continue to account for a substantial portion of our net revenues for the foreseeable future. We do not have long-term purchase agreements with any of our customers. Customers generally purchase our products subject to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders or whether existing orders will be canceled. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. Our revenues from the Optical Storage Group will also depend on whether our OEM customers are successful in selling their optical drives both in aftermarket and to PC OEM customers. In part, to address this risk, we are continuing our efforts to increase penetration in existing large customers as well as engage new large OEM customers. The current weakness in demand being experienced in semiconductor and PC markets, coupled with the overall poor macroeconomic environment, however, makes it difficult to forecast future financial performance. In addition, some of our customers have chosen, and may continue to choose, to award their design wins and business on a project-by-project basis to different vendors. The current economic recession notwithstanding, the loss of, or a significant reduction in, purchases or commitments from current major customers which is not offset by corresponding increases from other current or future customers would have a material adverse effect on our financial performance, our business, overall financial condition and results of operations. If sales to current customers cease or are reduced, we may be unable to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, we may not be able to qualify our independent foundries for potential new customers or do so in a timely manner.

     We currently place non-cancelable orders to purchase our products from independent foundries on an approximately three month rolling basis. Our customers generally place purchase orders with the Optical Storage Group with less than four weeks lead time, and with the Imaging Group with between six to ten weeks lead time. These purchase orders may be rescheduled or under certain circumstances may be canceled without penalty. Consequently, if anticipated sales and shipments in any quarter are rescheduled, canceled or do not occur as quickly as expected, expense and inventory levels could be disproportionately high and our business, financial condition and results of operations for that quarter or for the year would suffer.


Competition
-----------

     The optical storage and imaging markets in which we compete are intensely competitive and are characterized by rapid technological change, declining unit
average selling price ("ASPs") and rapid product obsolescence.   We are
currently experiencing intense competition in both the optical storage and imaging markets, and expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or additional features. Our existing and potential competitors include many large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we have. Our competitors also include a number of emerging companies, such as Via Technologies, Inc. and Ali Corporation, both of whom recently announced their entry into the CD-RW controller market. Some of our principal competitors in the optical storage market maintain their own semiconductor foundries and may benefit from certain capacity, cost, quality control and technological advantages. In general, we believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including:

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

     Our current Optical Storage business is focused in the fast growing CD-RW segment, where we currently participate with our high integration controllers and analog front-end devices. Major competitors in the high integration controller area include Sanyo, MediaTek and Ricoh, all established suppliers in this market. Emerging competitors that will be offering integrated controllers for CD-RW include Via Technologies, Inc., Ali Corporation and Cheertek Inc. Another competitor in this market is NEC, which offers an integrated Combo solution. In the analog front-end market, the established competitors include MediaTek, AKM, Sony Semiconductor and Rohm.

     In the digital imaging market, our primary product offerings target the niche, mid-range market and our merchant competition does not offer directly competitive products. In some cases, the merchant competition offers a subset of our product features. In other cases, the merchant competition offers a software alternative to our hardware solution. Our competitors in the merchant market are major semiconductor suppliers such as Conexant, Motorola and Texas Instruments. However, we expect direct merchant competition in the niche, high-end digital imaging equipment market to emerge in the near future.
Despite this lack of direct competition in the merchant market, we do experience competition with our DSP, compression and resolution enhancement products from internal design groups within our targeted customers, such as Xerox, HP, and Canon. As with the merchant market, one of our strengths in competing with these internal design teams comes from the breadth of the solutions we are able to provide. We must continue to enhance and strengthen our software capabilities in order to compete successfully in this market. As to the new lower-end of products we are developing for the digital imaging equipment market, we expect greater direct competition than we currently experience in the niche, mid-range market.

     In the market for embedded printer systems, we, through our Imaging Group's IPS product line, have one primary competitor, Adobe Systems Incorporated, which has significantly greater resources than we do. Adobe was the developer of the PostScript page description language, which has a significant brand name image. Adobe's change in its licensing practices to make PostScript source code available to certain of its development partners may enable Adobe to compete more effectively against us. A few other companies, including Peerless Systems Corporation and Electronics for Imaging, Inc., offer products and services that compete with our systems software and integrated controller offerings. Our most significant competitor in the area of controller design remains OEMs' in-house development organizations. In addition, there are a few other merchant suppliers including Global Graphics and some large OEMs develop their own proprietary PDL components as well.

     In the market for printer driver software, we compete primarily with a small number of companies, including Adobe and Software 2000 Limited, who also offer such software. In addition, a few OEMs have their own internal driver development capacity. With the advent of a "Uni-driver" architecture from Microsoft the need for separate unique driver development is going away. Therefore this is an area the Company has sought to de-emphasize as a standalone product offering.

     In the market for engineering services and manufacturing services, we compete primarily with OEM's internal development and manufacturing groups, as well as with third-party design houses, contract manufacturers and our competitors in other markets.


Research and Development
------------------------

     We currently invest substantial resources in our product development efforts. During fiscal 2002, 2001, and 2000, we spent approximately $53.2 million, $50.6 million and $49.2 million, respectively, on research and development activities. We intend to continue to invest in the development of products in each of our core technologies and in products that integrate our core technologies.

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

     We may not be successful in identifying new product opportunities and developing and bringing new products to market in a timely manner. In addition, our products may not be selected for design into the products of our targeted customers. Products or technologies developed by others may also render our products or technologies obsolete or noncompetitive. The failure of our new product development efforts or our failure to achieve market acceptance of our new products would have a material adverse affect on our business, financial condition and results of operations.

Proprietary Rights and Licenses
-------------------------------

     Our ability to compete is affected by our ability to protect our proprietary information. We consider our technology to be proprietary and rely on a combination of patents, trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We currently have patents granted, patents pending, patents in preparation in the United States, and international patents pending. Oak's first patent was issued in 1996. Currently our patent position is 105 patents issued, 97 of which are issued in the United States, and 151 patent applications on file, 135 of which are pending in the United States Patent and Trademark Office. Accordingly, the duration of Oak's material patents are no less than 11 years. We intend to seek additional international and United States patents on our strategic technology. However, additional patents might not be issued from our applications that are currently pending or being prepared. In addition, we may not be issued additional patents in all countries where our products can be sold. Any claims allowed from pending applications or applications in preparation may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Our competitors may also be able to design around our patents. There can be no assurance that any patents we hold will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to us. An action is currently pending in the Northern District of California seeking to invalidate one of our patents relating to our Optical Storage products (See Legal Proceedings).

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

     Furthermore, Oak may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We may also be required under a contractual obligation to defend our customers against claims by third parties that the use of our products infringe a third party's proprietary rights. Oak has historically indemnified its customers for certain costs and damages of patent infringement in circumstances where an Oak product is the factor creating the customer's infringement exposure. This practice generally excludes coverage in circumstances where infringement arises out of the combination of Oak products with products of others or where infringement arises based on modifications made by the customer to Oak's products. In January 2001, Samsung was notified by Pitney Bowes that its use of Oak's resolution enhancement technology ("iRET") infringed Pitney Bowes U.S. Patent No. 4,386,272. Oak is defending Samsung against this allegation of infringement pursuant to its indemnification obligation under an earlier license agreement between Samsung and XLI, a subsidiary of Oak.

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

     We have also entered into a number of joint development and supply arrangements under which we jointly develop a product with another company or contract with another company to develop a product or component and then purchase the product or component from that company for resale with our other products. The terms of these arrangements may require us to defend and indemnify another company using our technology in the event claims are asserted that the technology infringes the rights of a third party. In addition, we have on occasion purchased off the shelf products to resell bundled with our own product. At times it is necessary or desirable for us to seek additional licenses to intellectual property rights held by third parties or purchase products manufactured or sold by third parties with respect to some or all of our product offerings. These licenses or purchases may not be available on terms acceptable to us, if at all. If we are unable to enter such license arrangements on acceptable terms or to maintain our current licenses on acceptable terms, our business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results-Oak May Be Unable to Protect Its Intellectual Property and Proprietary Rights" and "-Oak May Be Unable to Obtain Third Party Intellectual Property Rights and/or May Be Liable for Significant Damages" below.

Management
----------

     The executive officers of Oak are elected by and serve at the discretion of the Board of Directors. As of August 1, 2002, Oak's executive officers were as follows:


             Name                   Age                 Position
             ----                   ---                 --------
Young K. Sohn ....................  46    Chairman of the Board of Directors,
                                          President and Chief Executive Officer


John S. Edmunds...................  45    Senior Vice President of Finance, and
                                          Chief Financial Officer


Simon P. Dolan....................  43    Senior Vice President and General
                                          Manager of Imaging Group

David J. Power....................  45    Vice President, General Counsel and
                                          Secretary


     Mr. Sohn joined Oak as President and Chief Executive Officer in February
     --------
1999. He has also been a Director of Oak since January 1998. In March of 2002 Mr. Sohn assumed the responsibilities of acting General Manager for the Optical Storage Group. Prior to joining us, and since January 1993, Mr. Sohn was employed by Quantum Corporation, most recently as President of its Hard Disk Drive Business. From August 1983 to January 1993, he acted as Director of Marketing at Intel Corporation. Mr. Sohn currently serves on the Board of Directors of PLX Corporation, Inc. He holds a B.S. in electrical engineering from the University of Pennsylvania and a M.S. (M.B.A) from the Massachusetts Institute of Technology.

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

     Mr. Power joined Oak as Vice President, General Counsel and Secretary in
     ---------
July of 2000. Prior to joining us, he was Vice President, General Counsel and Secretary for inSilicon Corporation, a semiconductor IP company that was formed as a subsidiary of Phoenix Technologies Ltd. and spun off in an IPO in March of 2000. From October 1997 to September of 2000, he was Associate General Counsel of Phoenix Technologies. Mr. Power holds a B.S. in Engineering from Arizona State University and a J.D. from The John Marshall Law School in Chicago, Illinois. He is licensed to practice law in California and before the United States Patent and Trademark Office.

Employees
---------
     As of June 30, 2002, Oak had 453 full-time employees. We believe that our future performance will depend, in part, on our ability to continue to attract and retain qualified technical and management personnel, particularly highly skilled design engineers and software programmers involved in new product development. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.


ITEM 2.  PROPERTIES

     Our executive offices and principal marketing, sales and product development operations are located in approximately 89,000 square feet of leased space in Sunnyvale, California, under a non-cancelable operating lease that expires in November 2006.

     We also own a portion of a building in Taipei, Taiwan. We lease facilities, primarily for sales, product development, and technical support, in Woburn, Massachusetts; Osaka and Yokohama City, Kanagawa Japan; Manchester, England; Dortmund, Germany; and Seoul, Korea. In July of 2000, we moved our two existing workforces in the Boston area into one 82,000 square feet leased facility in Woburn, Massachusetts primarily for sales, product development, technical support and administrative functions. Approximately 8,900 square feet of that lease has been sublet to a third party until September 2003. As a result of the new Woburn facility, we had subleased 33,000 square feet in Andover, Massachusetts, and intend to continue to sublease out this facility and a portion of our facilities in Austin, Texas and Woburn, Massachusetts. We believe our existing facilities will be adequate to meet our requirements for at least the next fiscal year.


ITEM 3.  LEGAL PROCEEDINGS

     Oak and various of its directors and former officers are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired Oak common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. This state court proceeding, designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 was filed in Santa Clara County Superior Court in Santa Clara, California. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. The plaintiffs sought unspecified monetary damages. The court dismissed all claims except the California Corporations Code Sections 25400/25500 cause of action against Oak, four officers and Oak's investment bankers and securities analysts.

     On July 16, 1998, the court provisionally certified a national class of all persons who purchased Oak stock during the class period. On August 5, 2000 the court granted Company's motion for summary judgment and entered judgment in favor of Oak. The plaintiffs have appealed the court's decision which is currently under review by the Sixth District Court of Appeal. Based on its current information, Oak believes this suit to be without merit and will continue to defend its position vigorously. Although it is a remote possibility, the court's ruling may be overturned on appeal and Oak may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

     Additionally, various Oak's directors and former officers are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION, Master File No. CV758510. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and directors' trading in securities of Oak during the period July 27, 1995 through May 22, 1996, has been stayed pending resolution of the above described class actions. The plaintiffs are seeking monetary damages, equitable relief and an accounting for the defendants' sales of shares of Oak common stock. Based on its current information, Oak believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible Oak may incur a loss upon conclusion of these claims, an estimate of any such loss cannot be made.

     If any of the above pending actions are decided adversely to Oak, it would likely have a material adverse affect on Oak's financial condition, cash flows and results of operations.

     On October 27, 1997, Oak filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of a settlement agreement entered into by Oak and UMC as a means to resolve an ITC action filed by Oak based on Oak's belief that UMC was violating U.S. trade laws by the unlicensed importing or selling of certain CD-ROM controllers that infringed one or more of Oak's United States patents. Under the terms of the settlement agreement, effective July 31, 1997, UMC agreed to cease and desist the manufacture and/or importation into the United States of its specified CD-ROM controllers, except under certain limited conditions which expired on January 31, 1998. The settlement agreement additionally provided for the withdrawal of Oak's ITC complaint against UMC.

     On December 24, 1997, UMC answered Oak's complaint and counterclaimed by asserting causes of action for rescission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the ITC action filed against UMC.

     In a related action to the lawsuit that was commenced by Oak against UMC, on December 19, 1997, MediaTek, a UMC affiliated, Taiwanese entity, filed a complaint in the United States District Court, Northern District of California, against Oak for declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the original ITC action against UMC, and intentional interference with prospective economic
advantage.   Oak filed its answer on January 8, 1998, denying all the
allegations. Oak believes UMC's counterclaims and Mediatek's claims to be without merit.

     On June 11, 1998, the cases were consolidated for all purposes and stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues before the International Trade Commission, initiated by Oak a second time as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of the second ITC investigation and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the Commission's determination that there was no infringement of Oak's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commission's determination that Oak's U.S. Patent No. 5,581,715 was valid and enforceable. As a result of the decision rendered by the Federal Circuit Court of Appeals, and the lifting of the stay on the consolidated action pending in the United States District Court, Northern District of California, the parties are proceeding with the litigation. The trial is scheduled to commence in January 2003.

     If any of the above pending actions with respect to UMC and MediaTek are decided adversely to Oak, it would likely have a material adverse affect on Oak's financial condition, cash flows and results of operations.

     On January 4, 2001 Samsung Electronics, a customer of Oak's Imaging Group, received a notification from Pitney Bowes alleging that the resolution enhancement technology (iRET) Samsung acquired from Xerographic Laser Images Corporation, Inc. ("XLI") in 1996 infringes Pitney Bowes U.S. Patent No. 4,386,272 ("272 patent"). XLI is a subsidiary of Oak as a result of an acquisition in the first quarter of fiscal year 1999. The terms of the agreement for the licensing of the iRET technology to Samsung require Oak, as successor in interest to XLI's assets and liabilities, to defend and indemnify Samsung from claims alleging the iRET technology supplied to Samsung infringes the intellectual property rights of a third party. On June 18, 2001 Pitney Bowes filed a complaint in the District Court of Connecticut, naming Samsung and others, claiming infringement of the '272 patent. On June 28, 2001 Samsung formally requested Oak to defend Samsung and Oak agreed to do so. Other XLI customers are also subject to Pitney Bowes allegation of infringement of the '272 patent. On September 7, 2001, Oak filed a motion to intervene on behalf of ourselves and for the benefit of any of our customers who may be subject to the Pitney Bowes allegations, in the District Court of Connecticut. The motion to intervene was granted on December 12, 2001. On

February 5, 2002, this action was transferred to the United States District Court, District of Kentucky. The parties are proceeding with this litigation.

     If the above pending action, with respect to Oak's indemnification obligation in such action, is decided adversely, it would likely have a material adverse affect on Oak's financial condition, cash flows and results of operations.

     In January of 2002, Oak received a notice letter of infringement from Syndia Corporation, an assignee of U.S. Patent No. 4,702, 808 (" '808 patent") and U.S. Patent No. 5,131,941(" '941 patent") issued to Mr. Jerome Lemelson. The '808 and '941 patents claim certain plasma enhanced chemical vapor deposition etch processes that are used in the manufacture of semiconductor chips. The notice letter asserts that Oak's use and sale of semiconductor chips manufactured using processes claimed by the '808 and '941 patents constitutes an infringement. Oak uses TSMC to manufacture its semiconductor products, and has notified TSMC of the claims made by Syndia. The terms of an indemnification agreement between Oak and TSMC require TSMC to indemnify Oak from claims alleging the manufacturing processes used by TSMC infringes the intellectual property rights of a third party. Pursuant to the terms of the indemnification agreement between the parties, TSMC has agreed to indemnify and hold Oak harmless against the claims made by Syndia.

     If TSMC fails to indemnify and hold Oak harmless, and Syndia is successful in its claim for infringement, it would likely have a material adverse affect on Oak's financial condition, cash flows and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Our Common Stock trades on the Nasdaq National Market under the symbol OAKT. The following table indicates the range of the high and low closing prices as reported by Nasdaq for the past eight fiscal quarters up to June 30, 2002.



                                                  High             Low
                                                  ----             ---
Fiscal 2001
-----------
            First Quarter.....................   $30.500         $20.375
            Second Quarter....................   $28.313         $ 6.313
            Third Quarter.....................   $10.250         $ 4.531
            Fourth Quarter....................   $11.940         $ 4.344


Fiscal 2002
-----------

            First Quarter......................  $10.360         $ 6.570
            Second Quarter.....................  $14.970         $ 7.310
            Third Quarter......................  $16.250         $12.100
            Fourth Quarter.....................  $16.650         $ 3.859



     The reported last sale price of our Common Stock on the Nasdaq National Market on August 26, 2002 was $5.40. The approximate number of holders of record of the shares of our Common Stock was 250 as of August 26, 2002. This number does not include stockholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. We estimate that the number of beneficial shareholders of the shares of Oak Common Stock as of August 26, 2002 was approximately 12,200.

ITEM 6.  SELECTED FINANCIAL DATA


                    Oak Technology, Inc. and Subsidiaries

                     Selected Consolidated Financial Data
                     (in thousands, except per share data)




                                                  Year Ended June 30,
                                  --------------------------------------------
                                    2002     2001     2000     1999     1998
                                    ----     ----     ----     ----     ----
STATEMENT OF OPERATIONS DATA:
Net revenues..................... $146,633 $176,183 $ 86,455 $ 71,051 $157,106
Gross profit.....................   70,671   84,076   45,535   31,432   74,548
Operating loss...................  (29,858) (19,640) (61,109) (61,946)  (9,104)
Net (loss) income................  (26,950) (30,632) (32,862) (50,669)   5,947
Diluted net (loss) income per
  share (1)...................... $  (0.49)$  (0.56)$  (0.71)$  (1.24)$   0.14
Shares used in diluted per share
  calculations (1)...............   55,254   54,274   46,057   40,819   42,493



                                                  As of June 30,
                                  --------------------------------------------
                                    2002     2001     2000     1999     1998
                                    ----     ----     ----     ----     ----
BALANCE SHEET DATA:
Cash, cash equivalents and short-
  term investments............... $142,666 $124,028 $120,804 $133,203 $117,225
Working capital..................  129,240  129,707  136,610  150,936  144,314
Total assets.....................  202,876  204,239  236,400  203,841  261,411
Long-term debt, excluding current
  portion........................       --       --       --        5       27
Total stockholders' equity....... $167,991 $177,743 $201,310 $189,422 $241,208

-----------------------

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


General
-------

     Oak designs, develops and markets high performance integrated semiconductors, software and platform solutions to original equipment manufacturers ("OEMs") worldwide that serve the optical storage and digital imaging equipment markets. Our digital imaging products consist of semiconductor hardware and software that enables users to print, scan, process and transmit documents to computer peripherals that perform printing functions. Our Optical Storage products consist primarily of integrated circuits and supporting software and firmware, all designed to store and distribute digital content, thereby enabling our customers to deliver cost-effective, powerful systems to the end user for the home and enterprise. Our mission is to be a leading solutions provider for the storage and distribution of digital content.

     Oak's operations are organized along its two market-focused groups: the Optical Storage Group and the Imaging Group. The Imaging Group is comprised of the combination of our Xionics Document Technologies, Inc. and Pixel Magic subsidiaries, serving the digital imaging equipment market.

     During the fiscal year ended June 30, 2002, Oak reported a net loss of $27.0 million after accounting for $12.6 million of amortization for intangible assets, $3.2 million of restructuring costs, $1.6 million impairment loss from certain equity securities received by Oak from the sale of its Consumer business group to Conexant in fiscal 2000 and $0.5 million of non-recurring legal expenses related to the investigation of a potential one time acquisition project. During fiscal 2002, Oak's revenues continued to be negatively impacted by inventory corrections occurring in the semiconductor industry and the generally weak global economic market which particularly impacted the Company's Optical Storage business, which historically has accounted for approximately 67% of the Company's revenues. The Company cannot predict when the economic recovery, particularly in the semiconductor market, will begin, or if during any recovery, what will be the Company's product's ultimate level of customer acceptance, shipment volumes, product life or the impact of that acceptance or product life on future operating results.

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

OEM design requirements and design cycles, rate of adoption of new technology, rate of growth of the DVD Recordable, CD-RW and Combo market, changes in product mix or distribution channels, demand for semiconductors and end-user products incorporating semiconductors, technological difficulties and resource constraints encountered in developing and/or using new products, new product introductions by its competitors, and market acceptance of product sold by both Oak and its customers.

     In addition, our operating results are subject to fluctuations in the markets for our customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past. Oak has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in DVD systems, CD-RW controllers and inkjet multi-function peripherals. Our DVD, CD-RW, and digital Imaging products are subject to the new product risks described in the preceding paragraph, including in particular our ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on our operating results.


Results of Operations
---------------------

     The following table sets forth, as a percentage of net revenues, certain consolidated statement of operations data for the periods indicated:




                                                           June 30,
                                              ---------------------------------
                                                2002        2001        2000
                                                ----        ----        ----
Revenues:
  Product revenues..........................     78.9%       80.2%       75.6%
  Software and other revenues...............     21.1        19.8        24.4
                                               ------      ------      ------
    Total revenues..........................    100.0       100.0       100.0
                                               ------      ------      ------
Cost of revenues and operating expenses:
  Cost of product revenues (*)..............     61.6        60.7        52.9
  Cost of software and other revenues (*)...     15.2        18.3        30.0
  Research and development expenses.........     36.3        28.6        56.8
  Selling, general and administrative
    expenses................................     21.5        20.8        38.4
  Amortization of intangibles...............      8.6         8.4        12.2
  Restructuring charges.....................      2.2         1.0         3.8
  Acquired in-process research and
    development.............................       --          --        12.2
                                               ------      ------      ------
    Operating loss..........................    (20.4)      (11.1)      (70.7)
Gain on sale of business unit...............       --          --        25.6
Non-operating income (loss), net............      3.4        (5.1)        7.1
                                               ------      ------      ------
Loss before income taxes....................    (16.9)      (16.2)      (38.0)
Income tax expense..........................      1.5         1.2          --
                                               ------      ------      ------
Net loss....................................    (18.4)%     (17.4)%     (38.0)%
                                               ======      ======      ======
------------------------------

(*) "Cost of product revenues" and "Cost of software and other revenues" are expressed as a percentage of "Product revenues" or "Software and other revenues", respectively. All other line items are expressed as a percentage of total revenues.


Fiscal 2002 As Compared To Fiscal 2001
--------------------------------------

     Revenues.  Total revenues decreased 17% to $146.6 million for fiscal 2002
     --------
compared to $176.2 million for fiscal year 2001. The $29.6 million decrease in revenues is comprised of the decrease in Optical Storage revenues of $18.2 million from $116.9 million in fiscal 2001 to $98.7 million in fiscal 2002 and the decrease in Imaging revenues by $11.4 million from $59.3 million in fiscal 2001 to $47.9 million in fiscal 2002 (see Segment Information footnote 17 to the financial statements for financial information by business segment). This decrease

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


was directly attributable to the overall global economic slowdown encountered in the high technology sector which began to impact Oak during the second half of fiscal 2001. In addition pressure on average selling prices is constant and also serves to significantly reduce revenue in any given quarter by as much as 2%-10%. The decrease in Imaging revenues is primarily a result of a decline in the Hewlett Packard business due to final bookings in paid up license fees in December 2000, a decline in driver development business and the overall economic slowdown experienced in the high technology sector.

     For fiscal years 2002, 2001 and 2000, sales to Oak's top ten customers accounted for approximately 69%, 82% and 77%, respectively, of Oak's net revenues. In fiscal 2002, LG Electronics accounted for 20% of total net revenues while Mitsumi and Ionics (Philips) each accounted for 11% of total net revenues. In fiscal 2001, LG Electronics accounted for 31% of total net revenues. In fiscal 2000, LG Electronics accounted for 26% of total net revenues and Hewlett-Packard Company accounted for 16% of total net revenues.

     From a geographic point of view (see Marketing and Customers in Part I) the Company is doing more business in Taiwan and the Philippines and less business in Korea as a result of a shift in customers. In general more of the consumer electronics manufacturing business for Optical Storage and Imaging in the far east is moving toward lower labor cost markets like Taiwan and China.

     We expect that sales to a limited number of customers will continue to account for a substantial portion of our net revenues for the foreseeable future. We do not have long-term purchase agreements with any of our customers. Customers generally purchase our products subject to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders or whether existing orders will be canceled. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. Our revenues from the Optical Storage Group will also depend on whether our OEM customers are successful in selling their optical drives both in aftermarket and to PC OEM customers. In part, to address this risk, we are continuing our efforts to increase penetration in existing large customers as well as engage new large OEM customers. The current weakness in demand being experienced in semiconductor and PC markets, coupled with the overall poor macroeconomic environment, however, makes it difficult to forecast future financial performance. In addition, some of our customers have chosen, and may continue to choose, to award their design wins and business on a project-by-project basis to different vendors. The current economic recession notwithstanding, the loss of, or a significant reduction in, purchases or commitments by current major customers which is not offset by corresponding increases from other current or future customers would have a material adverse effect on our financial performance, our business, overall financial condition and results of operations. If sales to current customers cease or are reduced, we may be unable to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, we may not be able to qualify our independent foundries for potential new customers or do so in a timely manner.

     Cost of Revenues.  Product cost of revenues includes the cost of wafer
     ----------------
fabrication, assembly and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by Oak.

     Software and other cost of revenues consist of labor associated with other smaller streams of revenue associated with nonrecurring engineering services and OEM maintenance and support, the costs of software documentation as well as royalties that may be due to third parties.

     Gross margins remained constant at 48% in fiscal 2002 and fiscal 2001. This was primarily a result of the consistent product mix between Optical Storage and Imaging products between fiscal 2001 and 2002. In fiscal 2002, the Company recorded inventory write-down charges of $4.1 million primarily related to Optical Storage products compared to the $5.6 million taken in fiscal 2001. These charges were recorded as a result of the continued reduction in demand of the Oak's products due to the worldwide PC and semiconductor slowdown beginning in the December quarter of 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     Gross margins for the Optical Storage segment, including the effects of inventory charges, was 34% for fiscal 2002 as compared to 35% in fiscal 2001. This decrease is primarily due to the decline in average selling prices due to increased competition and faster speed transitions.

     Gross margin for the Imaging business segment was 78% for fiscal 2002, compared to 74% for fiscal 2001. This was mostly due to the change in product mix comprised of a larger percentage of licensing and maintenance revenues which have maintained higher margins compared to other Imaging products.

     Oak's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, wafer costs, assembly and test costs and product mix. We expect that average selling prices ("ASPs") for our existing products will decline over time and ASPs for each new product will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, we believe that gross margins for new products in the optical storage market may be lower than historical levels and that, as a result, gross margins in general may decline in the future.

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses were $53.2 million and $50.6 million for fiscal 2002 and 2001, respectively, and expressed as a percentage of net revenues were 36% and 29%, respectively. Research and development expenses increased as a percentage of net revenues primarily attributable to the decrease in the Company's net revenues. Approximately 65% of the Company's current investment in research and development is made in Optical Storage. In general, management recognizes that as the result of recent market conditions and revenue levels, research and development spending at the rate of 36% of revenues on an ongoing basis is higher than we would prefer and if revenue levels do not improve, we are continuing to look at the requirements and expected return for our current research and development programs as well as ways that it could be improved, or potentially leveraged by working with other companies. This may or may not result in future adjustments to the absolute level of research and development spending. Nevertheless, the Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage and digital imaging.

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative ("SG&A") expenses decreased 14% to $31.5 million in fiscal 2002 from $36.6 million in fiscal 2001 respectively, and expressed as a percentage of net revenues were 22% and 21%, respectively. The decrease was primarily attributable to headcount related expenses that were recorded during fiscal 2001 that were not recorded during fiscal 2002, and to a lesser extent, decreases in consulting expenses. The decrease was also attributable to a decrease in sales expenses as a result of lower revenues during fiscal 2002 as compared to fiscal 2001. SG&A expenses increased as a percentage of net revenues for the current fiscal periods over the comparable periods in the prior year due to a decrease in the Company's net revenues.

     Amortization of Intangibles.  Amortization of intangible assets decreased
     ---------------------------
to $12.6 million for fiscal 2002 compared to $14.7 million in fiscal 2001. The year over year decrease is a result of the completion of amortization of certain intangible assets as they became fully amortized. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Oak will adopt SFAS No. 142 for its fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, the Company will no longer amortize goodwill, and assembled workforce with a net carrying value of approximately $13.3 million at June 30, 2002. There are approximately $7 million of intangible assets remaining on the balance sheet at June 30, 2002 that will continue to amortize, approximately $5 million of which will amortize in fiscal 2003.

     Restructuring Charge.  During fiscal 2002, the Company recorded
     --------------------
restructuring charges of $3.2 million related to the reduction in force of approximately 70 employees due to the restructuring of the overall business as well as additional probable losses on a sublease where the tenant experienced financial difficulty and abandoned the facility with approximately five years remaining on the sublease. The Company expects that the remaining amounts payable under the terms of the sublease will be paid in cash prior to the end of fiscal 2003. All severance related amounts are expected to be paid in cash prior to December 31, 2002. During fiscal 2001, Oak recorded restructuring

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


charges of $2.6 million related to the reduction in force due to the restructuring of the overall business and the planned sublease of the resulting excess office space offset by a recovery of $0.8 million related to fiscal 2000 restructuring. This represents the reduction in force of approximately 30 employees.

     Non-Operating Income.  Non-operating income increased 156% to $5.0 million
     --------------------
for fiscal 2002 compared to an expense of $8.9 million in fiscal 2001. The increase is primarily due to a charge of $17.4 million recorded in fiscal 2001 as a result of an other than temporary impairment resulting from a decline in value of an equity investment. During fiscal 2002, the Company recorded an additional charge of $1.6 million related to further other than temporary impairment losses resulting from a decline in value of this equity investment. Excluding these charges, non-operating income decreased 21% to $6.6 million for fiscal 2002 compared to $8.4 million in fiscal 2001 resulting from interest income recorded during fiscal 2002 of $5.8 million compared to $8.0 million of interest income during fiscal 2001. Despite higher average cash balances in fiscal 2002, interest income declined due to normal investment portfolio turnover and lower interest rate yield instruments available in the market in fiscal 2002.

     Income Taxes.  The tax provision for fiscal 2002 and 2001 remained
     ------------
constant at approximately $2.1 million which was primarily due to foreign jurisdiction and withholding taxes.



Fiscal 2001 As Compared To Fiscal 2000
--------------------------------------

     Revenues.  Total revenues increased 104% to $176.2 million for fiscal 2001
     --------
compared to $86.5 million for fiscal year 2000. The $89.7 million absolute increase in revenues is comprised principally by the increase in Optical Storage revenues of $80.9 million from $36.0 million in fiscal 2000 to $116.9 million in fiscal 2001. This increase was directly attributable to the Company's continued success in the OTI 9790 8X CD-RW controller introduced during fiscal 2000. Units of Optical products shipped increased from 3.78 million units in fiscal 2000 to 17.5 million units in fiscal 2001. Imaging revenues increased $13.1 million or 28% for fiscal 2001 from $46.2 million in fiscal 2000 to $59.3 million in fiscal 2001. This increase is primarily a result of the inclusion of the Xionics software revenues for the entire fiscal 2001 as a result of the acquisition of Xionics which took place during January of the prior fiscal year. There were no revenues of Consumer products during fiscal 2001, compared to $4.3 million in fiscal 2000, as a result of the divestiture of the broadband business during January 2000 of the prior fiscal year.

     Cost of Revenues.  Gross margins declined slightly to 48% in fiscal 2001
     ----------------
from 53% in fiscal 2000. The decrease was primarily attributable to the increase in Optical Storage revenues which has a lower average gross margin compared to Imaging products, and to inventory allowances, in the amount of $5.6 million, taken for excess inventory in the Optical Storage segment. These allowances were recorded as a result of the reduction in demand of the Oak's products due to the worldwide PC and semiconductor slowdown beginning in the December quarter of 2000.

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

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative ("S,G&A") expenses increased 10% to $36.6 million in fiscal 2001 from $33.2 million in fiscal 2000 respectively. The increase was largely due to charges recorded to bad debt expense of approximately $2.7 million during fiscal 2001 as a result of an increase in the allowance for doubtful accounts. The inclusion of the Xionics operations for the entire fiscal 2001 also contributed to the increase in the expenses as the acquisition took place during January of fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     Amortization of Intangibles.  Amortization of intangible assets increased
     ---------------------------
to $14.7 million for fiscal 2001 compared to $10.5 million in fiscal 2000. The increase was a result of certain intangible assets which were amortized for the entire fiscal 2001 as they were a result of the acquisition of Xionics which took place during January of fiscal 2000.

     Restructuring Charge.  During the third quarter of fiscal 2001, Oak
     --------------------
recorded restructuring charges of $2.6 million related to the reduction in force due to the restructuring of the overall business and the planned sublease of the resulting excess office space offset by a recovery of $0.8 million related to fiscal 2000 restructuring. This represented the reduction in force of approximately 30 employees. During fiscal 2000, the Company had accrued $3.3 million as restructuring charges, primarily related to the abandonment of its leased facility in Andover, Massachusetts. The Company was able to negotiate a new sublease of the previously abandoned facility. This recovery resulted in a net restructuring charge of $1.8 million to the fiscal 2001 income statement.

     Non-Operating Income.  Non-operating income decreased 245% to an expense
     --------------------
of $8.9 million for fiscal 2001 compared to income of $6.2 million in fiscal 2000. The decrease was primarily due to a charge of $17.4 million recorded in fiscal 2001 as a result of an other than temporary impairment resulting from a
decline in value of an equity investment.   Excluding this charge, non-
operating income increased 37% to $8.4 million for fiscal 2001 compared to $6.2 million in fiscal 2000 resulting from approximately $8.0 million of interest income recorded during fiscal 2001 compared to $6.6 million of interest income during fiscal 2000.

     Income Taxes.  The tax provision for fiscal 2001 was primarily due to
     ------------
foreign jurisdiction and withholding taxes. No provision for income taxes was recorded for fiscal 2000 due to net operating losses.


Recently Issued Accounting Standards
------------------------------------

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Oak will adopt SFAS No. 142 for its fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, the Company will no longer amortize goodwill, and assembled workforce with a net carrying value of approximately $13.3 million at June 30, 2002. In lieu of amortization the Company will be required to periodically perform an impairment review of its goodwill balance beginning with the initial adoption. The Company does not currently expect to record any material impairment charges upon completion of the initial review nor does it expect to change the useful lives of the amortizable intangible assets.

     On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company will adopt SFAS 144 for its fiscal year beginning July 1, 2002. At this time, management does not expect the adoption of SFAS 144 to have a material effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities'" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


SFAS 146 for our third fiscal quarter beginning January 1, 2003 and do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows.


Liquidity and Capital Resources
-------------------------------

     Since its inception, Oak has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. Oak's principal sources of liquidity as of June 30, 2002 consisted of approximately $142.7 million in cash, cash equivalents and short-term investments. Oak also has approximately $7.7 million in lines of letters of credit with Taiwanese financial institutions, all of which were available at June 30, 2002.

     Oak's working capital remained fairly constant at $129.2 million as of June 30, 2002 compared to $129.7 million as of June 30, 2001. Decreases in accounts receivable and inventory during fiscal 2002 and increases in accounts payable and accrued expenses were offset by an increase in cash, cash equivalents and short-term investments of approximately $18.6 million, primarily attributable to an income tax refund received during fiscal 2002 of approximately $14.7 million.

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

     Oak's cash provided by operating activities increased to $23.6 million for fiscal 2002 compared to $20.1 million for fiscal 2001. The loss for fiscal 2002 of $27.0 million was primarily offset by decreases in accounts receivable of $8.5 million, non-cash amortization and depreciation expense of $19.7 million and an income tax refund received for approximately $14.7 million.

     Oak's cash provided by operating activities increased to $20.1 million for fiscal 2001 compared to an outflow of $18.6 million for fiscal 2000. Fiscal 2001 cash provided in operating activities is primarily a result of a decrease in the inventory balance of $13.5 million, decrease in prepaid expenses, other current assets and other assets of $6.3 million, depreciation and amortization expense of $22.6 million and an impairment loss on equity securities of $17.4 million recorded during fiscal 2001 offset by a net loss of $30.6 million and a decrease in accounts payable and accrued expenses of $9.6 million.

     Oak's investing activities during fiscal 2002 used cash of $18.0 million compared to $14.0 million during fiscal 2001. Cash used in investing activities during fiscal 2002 resulted primarily from a net outflow from purchase and sales of short-term investments of $7.2 million, purchases of property and equipment of $7.6 million and the acquisition of Accel, net of cash acquired of $3.2 million.

     Oak's investing activities during fiscal 2001 used cash of $14.0 million compared to proceeds of $12.6 million during fiscal 2000. Cash used in investing activities during fiscal 2001 resulted primarily from a net outflow from purchase and sales of short-term investments of $7.4 million and purchases of property and equipment of $6.6 million.

     Oak's cash provided by financing activities during fiscal 2002 was $7.6 million as compared to a minimal amount recorded during fiscal 2001. The proceeds in 2002 were a result of the issuance of common stock through the exercise of employee stock options and employee stock purchase plan activity during the year.

     Oak's financing activities during fiscal 2001 were minimal as compared to proceeds of $5.6 million recorded during fiscal 2000. Cash provided by issuance of common stock through the exercise of employee stock options and employee stock purchase plan activity of approximately $11.9 million was offset by the acquisition of treasury stock of $12.0 million during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     The following table summarizes our contractual payment obligations and commitments as of June 30, 2002:


                 Payment Obligations by Year (in thousands)




                           2003    2004    2005   2006   2007   Beyond   Total
                           ----    ----    ----   ----   ----   ------   -----
Operating leases.........$ 6,536  $6,308  $6,316 $6,602 $4,149   $ 295  $30,206
Inventory purchase
  commitments............  5,292      --      --     --     --      --    5,292
                         -------  ------  ------ ------ ------   -----  -------
  Total..................$11,828  $6,308  $6,316 $6,602 $4,149   $ 295  $35,498
                         =======  ======  ====== ====== ======   =====  =======



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

     For the fiscal years ended June 30, 2002, 2001 and 2000, the Company did not engage in any material related party transactions.


Critical Accounting Policies
----------------------------

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

     We believe the following to be critical accounting policies as they require more significant judgments and estimates used in the preparation of our consolidated financial statements. Although we believe that our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

     In general the critical accounting policies that may require judgments or estimates relate specifically to Distributor Revenue Recognition, the Allowance for Doubtful Accounts, Inventory Reserves for Obsolescence and Declines in Market Value, Loss on Engineering Service Contracts, Restructuring Charges for Severance or Facilities and Income Tax Accruals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     We recognize product revenues when an arrangement exists, delivery has occurred, the price is determinable and collection is reasonably assured. Approximately 6% of the Company's total revenues are sold through certain distributors that are subject to agreements allowing for limited rights of exchange of up to 5% of the total amounts sold in the previous six-month period. Accordingly, we do not recognize revenue for estimated returns from all amounts sold to these distributors until the right of exchange has expired.

    The Allowance for Doubtful Accounts is established for estimated losses resulting from the inability of our customers to make required payments. The assessment of specific receivable balances and required reserves is performed by management and discussed with the audit committee. We have identified specific customers where collection is probable and have established specific reserves, but to the extent collection is made, the allowance will be released. Additionally, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are reserved and the related charge is recorded as a cost of revenue. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100 "Restructuring and Impairment Charges."

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

     Restructuring Charges for Severance and Facility Abandonment have been accrued based on specific plans for cost reduction that are established by management prior to the end of the quarter. The severance accrual is tied to a plan that is generally specific by person or position that will be eliminated. The facility abandonment reserve is established by estimating how long a facility may be vacant and under what market based terms might it be released. Estimates for each given facility generally range from $200,000 to $800,000. We have three facilities we are attempting to sublease at this time with a resulting reserve of $1.7 million as of June 30, 2002. Some portion of these reserves may prove to be too little, or in excess, which could result in an adjustment to restructuring reserves in a future quarter. In general, we expect that these reserves will be used as payments are made for rent on these abandoned facilities. At this time we do not expect any additional adjustments to be material to the Company's operating results.

     In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At June 30, 2002, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves in the near future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Factors That May Affect Future Results
--------------------------------------

     You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. The following is intended to highlight certain factors that may affect the financial condition and results of operations of Oak and are not meant to be an exhaustive discussion of risks that apply to companies with broad international operations, such as Oak. Like other businesses, Oak is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2002, and continues into fiscal year 2003, that may affect the general economic climate and performance of Oak or its customers.

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

     Oak's revenues and operating results are affected by a wide variety of factors, including factors that generally affect everyone in its industry and factors that are more specific to its business and product lines. The principal risk we face in our business is our dependence on the optical storage and digital imaging markets. Other factors specific to our business and product lines include the following:

     o Our ability to diversify our product offerings and the markets for our products;

     o Fluctuations in manufacturing costs;

     o The loss or gain of important customers;

     o The timing of significant orders and order cancellations or re-scheduling;

     o Pricing policy changes by Oak and its competitors and suppliers;

     o The potential for cancellation of customer orders and the resulting significant inventory exposure;

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

     We operate in the highly cyclical semiconductor industry, which is subject
     --------------------------------------------------------------------------
to significant downturns.  We have diversified our business so that our
------------------------
product offerings include not only integrated circuits, but also embedded software and platform solutions. However, a significant portion of our revenue will continue to come from our semiconductor product offerings. The semiconductor industry historically has been characterized by rapid technological change and product obsolescence, cyclical market patterns and seasonal customer demand, significant price erosion, periods of over-capacity and under-capacity, periods of production shortages, variations in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


manufacturing costs, including raw materials, and yields, and significant expenditures for capital equipment and product development.

     The industry is currently experiencing a significant economic downturn, as it previously has at various times. These downturns, including the current recession impacting the semiconductor industry, often occur in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their customers) and declines in general economic conditions, such as those experienced in the second half of fiscal 2001 and which continues today. Downturns in the semiconductor industry, including the current downturn, have been characterized by and resulted in diminished product demand, production over-capacity, high inventory levels and accelerated erosion of product prices. Even if customers' aggregate demand were not to decline, the availability of additional capacity can adversely impact pricing levels, which can also depress revenue levels.

     Should the current recession impacting the semiconductor industry continue for a significant period of time, our business, financial condition and results of operations will continue to suffer.

     Oak Has a Recent History of Operating Losses and May Not Become or Remain
     -------------------------------------------------------------------------
Profitable. Oak has sustained significant losses in recent years and may not
----------
become profitable in the future. While Oak had net income of $5.9 million in fiscal 1998, its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998, an operating loss of $61.9 million for fiscal 1999, an operating loss of $61.1 million for fiscal 2000, an operating loss of $19.6 million for fiscal 2001 and an operating loss of $29.9 million for fiscal 2002 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). Oak's operating losses generally have been due to its dependence on its Optical Storage business, which historically has accounted for approximately 67% of its business. Given certain evolving dynamics in the optical storage market, including the rate of adoption of optical technology, (including CD-RW controllers) competition and selling prices, we cannot accurately predict the impact of our CD-RW controller product on operating results nor whether revenue from Optical Storage products will enable Oak to return to profitability. We expect that the average selling prices, or ASP's, for our Optical Storage products and certain of our imaging hardware products, will continue to decline over time and that ASPs for each new Optical Storage product and imaging hardware product, will decline significantly over the life of the product. In addition, given the extremely competitive nature of the optical storage market, we believe that gross margins for new products in our optical storage market will be lower than historical levels. However, price declines in hardware products may be offset by cost reductions, higher volumes of hardware products and higher volumes of higher margin Imaging products being sold in the future. If Oak incurs additional losses or fails to achieve profitability in the future, this will significantly harm our business and may affect the trading price of our common stock.

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

     In the optical storage market, our performance is highly dependent upon the successful development and timely introduction of our next generation CD-RW controller, Combo (combination DVD and CD-RW) and DVD RW controller products. A variety of standards and formats are being proposed in this market, making it difficult to develop products to market requirements, and making it even more difficult for the market to develop. In the digital office market, our performance depends on our ability to successfully develop embedded imaging processing SOC solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips for multifunction peripherals. Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices. Some of our competitors have the capacity to supply these solutions, and some of their solutions are well-received in the marketplace. We face the challenges of developing products that will require greater color and image complexity capability including web-based documents, and to work with higher performing devices in networked environments. If we are unable to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market, our future results of operations could differ materially from current expectations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     In the past, product delays in the Optical Storage Group have resulted primarily from difficulties in allocating engineering personnel among competing projects, engineering resource limitations, and unanticipated engineering complexity. Product delays in the Imaging Group, including our recently acquired business, have resulted from these same factors, as well as changing OEM customer product specifications, difficulties with independent contractors, and changing markets or competitive requirements. These or other factors may also contribute to future delays. The design complexity of our products, especially with the increased levels of integration that are required, have previously contributed to delays in completing development and introduction of new products in both of our markets. If we fail in our new product development efforts or our products fail to achieve market acceptance, our revenues will decline and our business, financial condition and results of operations will suffer.

     Oak's Future Revenues Are Highly Dependent On Sales of Its CD-RW
     ----------------------------------------------------------------
Controller Product.  Our future revenue will largely depend on the success of
------------------
our recently introduced and next generation CD-RW product as well as our Combo (combination DVD and CD-RW) and DVD RW products. We cannot predict whether these products or their successors will be competitive in the marketplace or carried into production by targeted customers. The current trend toward integrating increased speed and functionality on the CD-RW, Combo or DVD RW controller products potentially adds to the development and manufacturing costs of producing the product. Our revenues and gross margins from our optical storage controller products will depend on our ability to introduce integrated Optical Storage products for the markets in a commercially competitive manner. Even if our Optical Storage products prove to be competitive and are accepted by targeted customers, our customers and their products may not be successful. If our Optical Storage products fail to achieve market acceptance, we will need other sources of revenue to offset the loss. In fiscal 2002 Optical Storage Revenues decreased by 16%. A decrease in the overall level of sales of, and prices for, Oak's older generation Optical Storage Products due to introductions of newer products by competitors, product obsolescence and delays in Oak's next generation CD-RW product, could also adversely affect our business, financial condition and results of operation.

     Oak's Future Imaging Revenues Will Depend on Future Royalties from
     ------------------------------------------------------------------
Shipment of OEM Devices.  We anticipate that the royalty streams derived from
-----------------------
OEMs' shipments of office equipment containing Oak products, and the sale of related products and services to manufacturers of office equipment will account for a significant portion of our Imaging Group revenue for the foreseeable future. In order to assure that Oak will derive future royalty streams from the shipment of OEM devices, Oak and its OEMs are required to develop and release in a regular and timely manner new office products with increased speed, enhanced output resolutions, reduced memory requirements, multiple functions, and network connectivity. OEMs are under tremendous pressure to continually shorten the development cycles of these products, leading to increased complexity and development costs to Oak and its OEMs. Our success will depend on, among other things, the rate at which OEMs serving the digital office market outsource their technology needs, market acceptance of our technology and products and the office devices of our OEMs; the ability of Oak and its OEMs to meet industry changes and market demands in a timely manner; achievement of new design wins by Oak; successful implementation of Oak's technology and products in new office devices being developed by its OEMs; and successful marketing of those devices by the OEMs.

     Oak's Markets Are Intensely Competitive and Experience Rapid Technological
     --------------------------------------------------------------------------
Change.   We face intense competition in the markets in which we compete.  We
------
expect that the level of competition will increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or additional features. Our principal competitors in the optical storage market include MediaTek, Sanyo and Ricoh; with new competitors emerging in Via Technologies, Inc. and Ali Corporation. Our principal competitors in the digital office market include Adobe Systems, Inc., Peerless Systems Corporation, Electronics for Imaging, Inc., Oasis Semiconductor, Analog Devices, Agilent, TAK ASIC, and in-house, captive suppliers. We also expect increased competition from the merchant market in the future. Many of these existing competitors as well as those customers expected to compete in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we do. In addition, much of our success is dependent on the success of our OEM customers. Our OEM customers in both the optical storage and digital imaging markets compete fiercely with one another for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     We anticipate that we will have to continue to lower the prices of many of our products to stay competitive. The markets for most of the applications for our products, especially in the optical storage market, are characterized by intense price competition. As the markets for these products mature and competition increases, as has been the trend for the optical storage market, we anticipate that average sales prices on products will decline. If we are unable to reduce costs sufficiently to offset declines in average sales prices or are unable to successfully introduce new higher performance products with higher average sales prices, our operating results will suffer greatly.

     The future growth of the digital office market is highly dependent on OEMs' continuing to outsource an increasing portion of their product development work. While the trend toward outsourcing on the part of our OEM customers has accelerated in recent years, any reversal of this trend, or a change in the way they outsource, could seriously harm our business.
Similarly, significant market trends leading to changes in the way our competitors do business may enable them to compete more effectively against Oak than they have in the past. Additionally, changes in strategy by our competitors, for example price reductions, new product introductions or new marketing/distribution methods, could make it more difficult for us to compete effectively, cause reduced market demand for our products or render our products obsolete.

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

     Oak also generally enters into confidentiality agreements with its employees and consultants and confidentiality and license agreements with its customers and potential customers. We generally limit access to and distribution of the source and object code of our software and other proprietary information. With respect to our page description language software and drivers for the digital office market and in limited circumstances with respect to firmware and drivers for our Optical Storage products, we grant licenses that give our customers access to and restricted use of the source code of our software. This increases the likelihood of misappropriation or misuse of our technology. Accordingly, despite our precautions, it may be possible for unauthorized third parties to copy certain portions of our technology or to obtain and use information that we regard as proprietary. The steps we take may not be adequate to prevent misappropriation of our technology or to provide an adequate remedy in the event of a breach or misappropriation by others. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights and in the past has incurred significant legal expenses in connection with claims of this type we have initiated. Additionally, we may be required to defend and indemnify against third party infringement claims pursuant to terms of existing agreements with our customers. In January 2001, Samsung was notified by Pitney Bowes that its use of our iRET technology infringed Pitney Bowes U.S. Patent No. 4,386,272. Oak is defending Samsung against this allegation of infringement pursuant to its indemnification obligation under an earlier license agreement between Samsung and XLI, a subsidiary of Oak.

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

     Oak has historically indemnified its customers for certain costs and damages of patent infringement in circumstances where an Oak product is the factor creating the customer's infringement exposure. This practice generally excludes coverage in circumstances where infringement arises out of the combination of Oak products with products of others or where infringement arises based on modifications made by the customer to Oak's products. In January 2001, Samsung was notified by Pitney Bowes that its use of Oak's iRET technology infringed Pitney Bowes U.S. Patent No. 4,386,272. Oak is defending Samsung against this allegation of infringement pursuant to its indemnification obligation under an earlier license agreement between Samsung and XLI, a subsidiary of Oak. This indemnification practice, however, could have a material adverse effect on the results of operations.

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

     Oak generally does not use multiple sources of suppliers for its products. As a result, the likelihood of and the consequences from the occurrence of these factors are magnified. In fiscal year 2002, Oak did not experience any material delays of its wafer deliveries from its primary manufacturer. While we believe we have sufficient capacity to meet our needs through calendar 2002, we have no firm commitments in place. We may not be able to secure capacity for our manufacturing needs or may experience delays in the future.

     Oak's Failure to Accurately Forecast Demand for Its Products Could
     ------------------------------------------------------------------
Negatively Impact Its Results of Operations.  Under its foundry agreements, Oak
-------------------------------------------
is required to place non-cancelable orders and purchase its products on an approximately three-month rolling basis. Our customers, on the other hand, generally place purchase orders with us less than four weeks prior to delivery that may be rescheduled or under certain circumstances may be cancelled, without significant penalty. This limits our ability to react to fluctuations in demand for our products. If we overestimate the product necessary to fill orders, or fail to foresee a technology change that could render a product obsolete, we will build excess inventories, which could harm our gross margins and operating results. If we underestimate the product necessary to fill orders, we may not be able to obtain an adequate supply of products which could harm our revenues. We have experienced inventory write-offs of our Optical Storage products in the past, such as the inventory write off taken in the fourth quarter of fiscal year 2002, primarily due to unforeseen and rapid changes in our customers' demand, in particular speed changes, and consequently experienced rapid product obsolescence.

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

     Oak Derives A Large Portion of Its Revenues from International Sales,
     --------------------------------------------------------------------
Depends on Foreign Subcontractors and is Subject to the Risks of Doing Business
-------------------------------------------------------------------------------
in Foreign Countries.  A large portion of our revenues
--------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


are derived from international sales. International sales, principally to Korea, Japan, and Europe, accounted for approximately 89%, 84% and 75% of our net revenues for fiscal 2002, 2001 and 2000, respectively. Oak also depends on foreign subcontractors for the manufacture of its products. Most of our foreign sales and purchases are negotiated in US dollars, although invoicing is occasionally done in local currency. As a result, we may be subject to the risks of currency fluctuations in the foreign countries in which we do business.

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

     Oak Depends on a Limited Number of Customers for a Substantial Portion of
     -------------------------------------------------------------------------
Its Revenues, and a Loss Of, or a Significant Reduction in Purchases By,
------------------------------------------------------------------------
Current Major Customers which is not offset by a gain or, or a significant
--------------------------------------------------------------------------
increase in purchases by, new or current customers, Would Significantly Reduce
------------------------------------------------------------------------------
Oak's Revenues. A limited number of customers historically have accounted for a
--------------
substantial portion of Oak's net revenues. In fiscal 2002, 2001 and 2000, sales to our top ten customers accounted for approximately 69%, 82% and 78%, respectively, of our net revenues. In fiscal 2002, LG Electronics accounted for 20% of total net revenues while Mitsumi and Ionics accounted for 11% of total net revenues individually. In fiscal 2001, LG Electronics accounted for 31% of total net revenues. In fiscal 2000, LG Electronics accounted for 26% of total net revenues and Hewlett-Packard Company accounted for 16%.

     We expect that sales to a limited number of customers will continue to account for a substantial portion of our net revenues for the foreseeable future. We do not have long-term purchase agreements with any of our customers. Customers generally purchase our products subject to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders, whether existing orders will be canceled, or whether customers who have ordered products will pay invoices for delivered products. Our policy in Taiwan is to secure a letter of credit prior to product shipment to minimize the risk of non-payment. We have experienced significant changes from year to year in the composition of our major customer base and believe this pattern will continue. Our revenues from the Optical Storage Group will also depend on whether our OEM customers are successful in selling their optical drives both in aftermarket and to PC OEM customers. In part, to address this risk, we are continuing our efforts to increase penetration in existing large customers as well as engage new large OEM customers. The current weakness in demand being experienced in semiconductor and PC markets, coupled with the overall poor macroeconomic environment, however, makes it difficult to forecast future financial performance. In addition, some of our customers have chosen, and may continue to choose, to award their design wins and business on a project-by-project basis to different vendors. The current economic recession notwithstanding, the loss of, or a significant reduction in, purchases or commitments by current major customers which is not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition and results of operations. If sales to current customers cease or are reduced, we may be unable to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, we may not be able to qualify our independent foundries for potential new customers or do so in a timely manner.

     Oak Is A Defendant In Several Lawsuits.  Oak and various of its directors
     --------------------------------------
and former officers are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired Oak common stock for the period from July 27, 1995 to May 22, 1996, alleging state securities law and other violations. Additionally, various of Oak's directors and former officers are defendants in three consolidated derivative actions which allege a breach of fiduciary duty and a claim under California securities laws. Based on its current information, Oak believes the class action and derivative suits to be without merit and will defend its position vigorously. Although it is reasonably possible we may incur losses upon resolution of these claims, an estimate of loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in Oak's financial statements. Oak is also a party to various other legal proceedings, including a number of patent-related matters. In connection with these lawsuits, however, management time has been, and will continue to be, expended and Oak has incurred, and expects to continue to incur, substantial legal and other expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


     Oak may need to continue to Invest cash flow in Operations as well as
     ---------------------------------------------------------------------
Capital purchases for Tools and Equipment, and The Inability to Raise the
-------------------------------------------------------------------------
Additional Capital Necessary to Fund These Investments On Acceptable Terms
--------------------------------------------------------------------------
Could Seriously Harm Our Business.  In order to remain competitive, Oak must
---------------------------------
continue to make investments Research and Development, development tools in new facilities and capital equipment. Significant amounts of capital additions could be required in subsequent years. Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, we have entered into and will continue to consider various possible transactions, including various "take or pay" contracts that commit Oak to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require us to seek additional financing. We believe that existing liquid resources and funds generated from operations, if any, combined with the ability to borrow funds will be adequate to meet our operating and
capital requirements and obligations into the foreseeable future.   We may,
from time to time, seek additional equity or debt financing. However, those funds, when needed, might not be available on terms that we find acceptable. Any future equity financing will also lead to dilution to existing shareholders.

     Oak May Make Future Acquisitions Or Enter Into Joint Ventures That May Not
     --------------------------------------------------------------------------
Be Successful.  In the future, Oak may investigate and may thereafter acquire
-------------
additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand its business. Acquisitions involve numerous risks and costs including:

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

     In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance. Also, any future acquisitions could require Oak to issue dilutive equity securities, incur debt or contingent liabilities or write-off in-process research and development and other acquisition-related expenses. Further, we may not be able to integrate acquired

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


businesses, products or technologies with our existing operations. If we are unable to fully integrate an acquired business, product or technology, we may not receive the intended benefits of that acquisition.

     Oak Will Depend On Key Personnel To Manage Its Business, and the Loss of
     ------------------------------------------------------------------------
Any Key Personnel Could Seriously Harm Its Business.  Our future performance
---------------------------------------------------
depends, to a significant degree, on the retention and contribution of members of Oak's senior management as well as other key personnel including highly skilled engineering and technical employees. In particular, it is important for Oak to retain the services of Young K. Sohn, our current chairman and chief executive officer, and for the Company to hire a new General Manager for its Optical Storage Group that has the requisite technical and business expertise to effectively manage the operations of the Optical Storage Group. We continue to recruit financial, technical and operational personnel. Competition for these people is intense, and we may not be able to attract and retain qualified replacements or additional technical or operational personnel. We may not be successful in finding suitable replacements for any senior management personnel who may leave Oak.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of Oak's foreign sales are negotiated in US dollars; however, invoicing is occasionally done in local currency. As a result, Oak may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are re-measured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of Oak's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. Our strategy is to minimize its non-functional currency net assets or net liabilities in our foreign subsidiaries. Our policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of June 30, 2002, Oak had foreign currency forward exchange contracts to exchange Yen for approximately $2.2 million. Oak uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at June 30, 2002 and 2001, the effect on our consolidated financial statements would not be material. However, there could be a material effect on our financial statements in the future.

     Oak's cash equivalents and short-term investments ("debt and equity investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. Oak manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations, which mature within the next 24 months. In addition, Oak does not use investments for trading or other speculative purposes. Not withstanding the foregoing, due to the divestiture of the Broadband business in January 2000, we are in the unusual position of also holding an investment in 293,794 shares of Conexant Systems Inc. common stock which had an original book value of $68.05 per share. During fiscal 2001, Oak reduced the basis of this investment to a book value of $8.95 per share as a result of a permanent impairment in the market value of the common stock. This resulted in a charge to non-operating expenses of $17.4 million during the fourth quarter of fiscal 2001. On June 25, 2002, a stock dividend was declared to Conexant shareholders in connection with the merger between Alpha Industries, Inc. and the wireless communications business of Conexant to create and form Skyworks Solutions, Inc. For each Conexant share, the Company received 0.351 shares of Skyworks Solutions Inc., or a total of 103,121 shares, and will continue to hold their existing Conexant shares. For fiscal 2002, the Company reduced the combined basis in these two investments to a book value of $1.62 per share for Conexant shares and $5.55 per share for Skyworks shares due to a further decline in the market value of the common stock which the Company believes to be other than temporary. This resulted in an additional charge to non-operating expenses of $1.6 million during fiscal 2002.

      Due to the short maturities of its investments, the carrying values generally approximate the fair value. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002 and 2001, the decline in the fair value of the portfolio would not be material. Further, Oak has the ability to hold its fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in income or cash flows.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement related to Oak's 2002 Annual Meeting of Stockholders, to be filed by Oak with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business - Management" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:



                                                                           Page
                                                                           ----
1  Financial Statements.

   Report of Independent Accountants........................................ 49

   Independent Auditors' Report............................................. 50

   Consolidated Balance Sheets - As of June 30, 2002 and 2001............... 51


   Consolidated Statements of Operations - For Each of the Years in the
     Three Year Period Ended June 30, 2002.................................. 52


   Consolidated Statements of Stockholders' Equity - For Each of the Years
     in the Three Year Period Ended June 30, 2002........................... 53

   Consolidated Statements of Cash Flows - For Each of the Years in the
     Three Year Period Ended June 30, 2002.................................. 54



   Notes to Consolidated Financial Statements............................... 55

2 Financial Statement Schedule. The following Financial Statement Schedule of the Registrant is filed as part of this report:

   Schedule II--Valuation and Qualifying Accounts........................... 82


   All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


3  Exhibits.  The following Exhibits are filed as part of, or incorporated
   --------
   by reference into, this report:


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





 4.03  The Company's Restated Certificate of Incorporation, as amended (See
       Exhibit 3.01)


 4.04  The Company's Restated Bylaws (See Exhibit 3.02)


 4.05  Form of Certificate of Designation of Series A Junior Participating
       Preferred Stock of the Company dated August 18, 1997 (16)

 4.06  Rights Agreement between the Company and BankBoston, N.A. dated August
       19, 1997 (16)


 4.07  Amendment to the Rights Agreement between the Company, BankBoston, N.A.
       and EquiServe Trust Company, N.A., dated October 15, 2001 (27)


10.01  1988 Stock Option Plan, as amended and related documents (3)*

10.02 1994 Stock Option Plan and related documents (3) and amendment thereto dated February 1, 1996(4)*

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

10.19 Amendment Agreement (No. 2) dated April 7, 1997 to Deposit Agreement dated November 8, 1995 between Chartered Semiconductor Manufacturing Ltd.
      and the Company (15) and addendum thereto dated September 26, 1997 (17)**

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

10.29 Employment Agreement between Oak Technology Inc. and Young K. Sohn dated
      February 27, 1999 (21)

10.3  Loan agreement between Oak Technology Inc. and Young K. Sohn dated
      February 27, 1999 (21)

10.31 Oak Technology Inc. Executive Stock Option Plan (21)





10.32 Letter Agreement dated January 22, 1999 between the Special Committee of the Board of Directors of Oak Technology, Inc. and David T. Tsang and Ta-
      Lin Hsu (21)

10.33 Amendment to Option Agreement dated June 30, 1999 between Oak Technology
      Inc. and Taiwan Semiconductor Manufacturing Co., Ltd. (22)

10.34 Agreement and Plan of Merger and Reorganization between Oak Technology,
      Inc., Vermont Acquisition Corp. and Xionics Document Technologies, Inc.
      dated July 29, 1999 (22)

10.35 Executive Officer Severance Agreement (23)

10.36 Executive Officer Severance Agreement Allowing for Acceleration of Option
      Vesting (24)

10.37 Amendment to Oak Technology, Inc. 1994 Stock Option Plan (25)

10.38 Amendment to Oak Technology, Inc. 1994 Employee Stock Option Plan (26)

10.39 Amendment to Oak Technology, Inc. 1994 Stock Option Plan (28)

10.40 1994 Outside Directors' Stock Option Plan (as Amended and Restated
      February 5, 2002) (29)

10.41 Amended and Restated 1994 Employee Stock Purchase Plan (as Amended and
      Restated February 5, 2002) (30)

10.42 Amended and Restated 1994 Employee Stock Purchase Plan (as Amended and
      Restated February 5, 2002 and Further Amended Effective July 2, 2002)
      (31)

23.1  Consent of Independent Accountants

23.2  Consent of Independent Auditors

99.1  Certification of Chief Executive Officer and Chief Financial Officer
      Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

-------------------------------

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

(23) Incorporated herein by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(24) Incorporated herein by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(25) Incorporated herein by reference to Exhibit 99.1 filed with the Company's Registration Statement No. 333-65182 on Form S-8 dated July 16, 2001.

(26) Incorporated herein by reference to Exhibit 99.2 filed with the Company's Registration Statement No. 333-65182 on Form S-8 dated July 16, 2001.






(27) Incorporated herein by reference to the Exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(28) Incorporated herein by reference to Exhibit 99.1 filed with the Company's Registration Statement No. 333-84136 on Form S-8 dated March 11, 2002.

(29) Incorporated herein by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(30) Incorporated herein by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(31) Incorporated herein by reference to Exhibit 99.1 filed with the Company's Registration Statement No. 333-98739 on Form S-8 dated August 26, 2002.


+     Previously Filed

*     Indicates Management incentive plan.

**     Confidential treatment granted and/or requested as to portions of the
Exhibit.


(b) Reports on Form 8-K.
    -------------------

Not applicable.


Trademark Acknowledgments
-------------------------


     Oak Technology, Inc. and SimpliCD are registered trademarks of the Company. The Oak logo, Pixel Magic, XLI Corporation, iDSP, iCodec, and iRET, are trademarks of the Company.

     All other brand names or trademarks appearing in the Annual Report on Form 10-K are the property of their respective owners.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Oak Technology, Inc:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oak Technology, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14
(a)(2) for the two-years in the period ended June 30, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

San Jose, California
July 23, 2002, except for Note 18 which is as of July 29, 2002

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Oak Technology, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Oak Technology, Inc. and subsidiaries (the Company) for the year ended June 30, 2000. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule II "Valuation and Qualifying Accounts", insofar as it relates to the year ended June 30, 2000. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Oak Technology, Inc. and subsidiaries for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Mountain View, California
July 24, 2000

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share and share data)



                                                               June 30,
                                                       ------------------------
                                                          2002         2001
                                                          ----         ----
                                    ASSETS

Current assets:
  Cash and cash equivalents............................  $ 38,252     $ 25,141
  Short-term investments...............................   104,414       98,887
  Accounts receivable, net of allowance for doubtful
    accounts of $3,604 and $3,198, respectively........    10,096       18,347
  Inventories..........................................     4,929        6,626
  Prepaid expenses and other current assets............     5,535        6,884
                                                         --------     --------
     Total current assets..............................   163,226      155,885
Property and equipment, net............................    18,961       18,448
Intangible assets, net.................................    19,886       29,337
Other assets...........................................       803          569
                                                         --------     --------
Total assets...........................................  $202,876     $204,239
                                                         ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................    14,065        8,161
  Accrued expenses.....................................    16,951       13,680
  Deferred revenue.....................................     2,970        4,337
                                                         --------     --------
     Total current liabilities.........................    33,986       26,178
Other long-term liabilities............................       899          318
                                                         --------     --------

Total liabilities......................................    34,885       26,496
                                                         --------     --------

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; none issued and outstanding as of
    June 30, 2002 and 2001.............................        --           --

  Common stock, $0.001 par value; 130,000,000 shares
    authorized at June 30, 2002 and 2001; 60,285,392
    shares issued and 55,987,912 shares outstanding as
    of June 30, 2002; and 58,628,451 shares issued and
    54,330,971 shares outstanding as of June 30, 2001..        60           59

  Additional paid-in capital...........................   246,587      229,280
  Treasury stock.......................................   (23,273)     (23,273)
  Retained deficit.....................................   (56,411)     (29,461)
  Accumulated other comprehensive income...............     1,028        1,138
                                                         --------     --------
      Total stockholders' equity.......................   167,991      177,743
                                                         --------     --------
Total liabilities and stockholders' equity               $202,876     $204,239
                                                         ========     ========



See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                      Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Revenues:
  Product revenues.............................. $115,638   $141,294  $ 65,348
  Software and other revenues...................   30,995     34,889    21,107
                                                 --------   --------  --------
    Total revenues..............................  146,633    176,183    86,455

Cost of revenues and operating expenses:
  Cost of product revenues......................   71,252     85,706    34,577
  Cost of software and other revenues...........    4,710      6,401     6,343
  Research and development expenses.............   53,207     50,628    49,151
  Selling, general, and administrative expenses.   31,543     36,607    33,159
  Amortization of intangibles...................   12,566     14,716    10,516
  Restructuring charges.........................    3,213      1,765     3,285
  Acquired in-process research and development..       --         --    10,533
                                                 --------   --------  --------
    Operating loss..............................  (29,858)   (19,640)  (61,109)

Gain on sale of business unit...................       --         --    22,075
Impairment loss.................................   (1,581)   (17,371)       --
Other non-operating income, net.................    6,619      8,429     6,172
                                                 --------   --------  --------

Loss before income taxes........................  (24,820)   (28,582)  (32,862)
Income tax expense..............................    2,130      2,050        --
                                                 --------   --------  --------

Net loss........................................ $(26,950)  $(30,632) $(32,862)
                                                 ========   ========  ========

Net loss per share - basic and diluted.......... $  (0.49)  $  (0.56) $  (0.71)
                                                 ========   ========  ========

Weighted average common and potential common
  shares used in computing basic and diluted net
  loss per share................................   55,254     54,274    46,057
                                                 ========   ========  ========


See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)



                                                                                            Accumulated
                                  Common Stock     Additional  Treasury Stock    Retained     Other       Total
                               -------------------             ----------------
                               Number of $.001 Par  Paid-In    Number of        Earnings Comprehensive Stockholders' Comprehensive
                                Shares    Value      Capital    Shares     Cost  (Deficit) Income (Loss)  Equity          Loss
                                 -----     -----     -------    ------     ----   --------  -------------  ------         ----

Balances, Ju1y 1, 1999.........   42,917  $    42  $ 164,784   (2,001)  $ (9,437) $  34,033  $    --      $189,422
Net loss.......................       --       --         --       --         --    (32,862)      --       (32,862)     $(32,862)
Other comprehensive loss -
  change in net unrealized
  loss on investments..........       --       --         --       --         --         --   (6,016)       (6,016)       (6,016)
                                                                                                                        --------
Comprehensive loss.............                                                                                         $(38,878)
                                                                                                                        ========
Repurchase of common stock.....       --       --         --     (381)    (1,820)        --       --        (1,820)
Issuance of common stock in
  connection with purchase of
  Xionics Document Technologies    9,483       10     45,163       --         --         --       --        45,173
Exercise of stock options......    2,216        2      6,057       --         --         --       --         6,059
Employee stock purchase plan...      444        1      1,353       --         --         --       --         1,354
                                --------  -------  ---------   ------   --------  ---------  -------      --------
Balances, June 30, 2000........   55,060       55    217,357   (2,382)   (11,257)     1,171   (6,016)      201,310
Net loss.......................       --       --         --       --         --    (30,632)      --       (30,632)     $(30,632)
Other comprehensive income -
  change in net unrealized gain
  on investments, net of
  realized losses..............       --       --         --       --         --         --    7,154         7,154         7,154
                                                                                                                        --------
Comprehensive loss.............                                                                                         $(23,478)
                                                                                                                        ========
Repurchase of common stock.....       --       --         --   (1,915)   (12,016)        --       --       (12,016)
Exercise of stock options......    3,379        3     10,206       --         --         --       --        10,209
Employee stock purchase plan...      189        1      1,717       --         --         --       --         1,718
                                --------  -------  ---------  -------   --------  ---------  -------      --------
Balances, June 30, 2001........   58,628       59    229,280   (4,297)   (23,273)   (29,461)   1,138       177,743
Net loss.......................       --       --         --       --         --    (26,950)      --       (26,950)     $(26,950)
Other comprehensive income -
  change in net unrealized gain
  on investments, net of
  realized losses..............       --       --         --       --         --         --     (110)         (110)         (110)
                                                                                                                        --------
Comprehensive loss.............                                                                                         $(27,060)
                                                                                                                        ========
Income tax benefit for employee
  stock option transactions....       --       --      9,719       --         --         --       --         9,719
Exercise of stock options......    1,460        1      6,090       --         --         --       --         6,091
Employee stock purchase plan...      197       --      1,498       --         --         --       --         1,498
                                --------  -------  ---------  -------   --------  ---------  -------      --------
Balances, June 30, 2002........   60,285  $    60  $ 246,587   (4,297)  $(23,273) $ (56,411) $ 1,028      $167,991
                                ========  =======  =========  =======   ========  =========  =======      ========


See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)


                                                      Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Cash flows from operating activities:
Net loss.......................................  $(26,950)  $(30,632) $(32,862)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization................    19,694     22,557    17,459
  Gain on sale of business.....................        --         --   (22,075)
  Acquired in-process technology...............        --         --    10,533
  Loss on equity method investments, net.......        --         --     1,863
  Impairment loss on equity securities.........     1,581     17,371        --
  Restructuring charges........................        --         --     1,270
  Foundry deposit reserve adjustments..........        --         --       700
  Loss on disposal of fixed assets.............        82         31     1,381
  Deferred income taxes........................       389     (1,086)     (741)
Changes in operating assets and liabilities:
  Accounts receivable..........................     8,523        (53)   (5,247)
  Inventories..................................     1,822     13,511   (18,318)
  Foundry deposits.............................        --         --     9,061
  Prepaid expenses, other current assets and
    other assets...............................     1,049      6,310     1,606
  Income tax receivable........................    14,719         --        --
  Accounts payable and accrued expenses........     3,471     (9,578)   19,306
  Income taxes payable, deferred revenue and
    other liabilities..........................      (810)     1,688    (2,487)
                                                 --------   --------  --------
      Net cash provided by (used in) operating
        activities.............................    23,570     20,119   (18,551)
                                                 --------   --------  --------
Cash flows from investing activities:
Purchases of short-term investments............  (122,899)  (126,495) (193,870)
Proceeds from matured short-term investments...   115,681    119,095   219,853
Additions to property and equipment, net.......    (7,592)    (6,582)   (4,566)
Other acquisitions and equity investments......        --         --    (4,281)
Proceeds from sale of business unit............        --         --     4,900
Acquisition of Xionics, net of cash acquired...        --         --    (9,453)
Acquisition of Accel, net of cash acquired.....    (3,238)        --        --
                                                 --------   --------  --------
      Net cash provided by (used in) investing
        activities.............................   (18,048)   (13,982)   12,583
                                                 --------   --------  --------
Cash flows from financing activities:



Repayment of debt..............................        --         (7)      (23)
Treasury stock acquisition.....................        --    (12,016)   (1,820)
Issuance of common stock.......................     7,589     11,927     7,411
                                                 --------   --------  --------
      Net cash provided by (used in) financing
        activities.............................     7,589        (96)    5,568
                                                 --------   --------  --------
Net increase (decrease) in cash and cash
  equivalents..................................    13,111      6,041      (400)
Cash and cash equivalents, beginning of period.  $ 25,141   $ 19,100  $ 19,500
                                                 --------   --------  --------
Cash and cash equivalents, end of period.......  $ 38,252   $ 25,141  $ 19,100
                                                 ========   ========  ========

Supplemental information:
Cash paid during the period:
  Interest.....................................  $     --   $     59  $     --
                                                 ========   ========  ========
  Income taxes.................................  $  3,917   $  1,792  $     --
                                                 ========   ========  ========
Equity securities received in sale of business.  $     --   $     --  $ 20,000
                                                 ========   ========  ========
Fair value of stock options assumed in Xionics
  acquisition..................................  $     --   $     --  $  8,380
                                                 ========   ========  ========
Fair value of stock issued for Xionics
  acquisition..................................  $     --   $     --  $ 36,793
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

     The Company was originally incorporated in California in 1987 and was reincorporated in Delaware in 1994. The Company has facilities in: Woburn, Massachusetts; San Diego, California; Austin, Texas; Tucson, Arizona; Taipei, Taiwan; Yokohama City, Kanagawa and Osaka Japan; Seoul, Korea; Manchester, England; and Dortmund, Germany.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Basis of Presentation and Preparation
     -------------------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.


     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

     The Company accounts for its investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. The Company has classified all securities held at June 30, 2002 and

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

June 30, 2001 as available-for-sale securities. Such securities are reported at fair value with unrealized gains or losses, if material, included in other comprehensive income and reported as a separate component of stockholders' equity. Realized gains and losses are reported as a component of other non-operating income or loss.


     Fair Value of Financial Instruments
     -----------------------------------

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and foreign currency forward exchange contracts approximates fair value. Cash and cash equivalents and accounts receivable approximate fair value due to their short-term nature.


     Derivative Instruments and Hedging Activities
     ---------------------------------------------

     The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign currency denominated accounts receivables or fixed sales commitments. The Company does not enter into foreign exchange contracts for speculative or trading purposes. As of June 30, 2002, the Company had short-term foreign currency exchange contracts with face values of approximately $2.2 million to purchase U.S. Dollars with Japanese Yen for accounts receivables and sales commitments denominated in Japanese Yen.
The impact of recording the fair values of the forward contracts and unrealized gains or losses in the accounts receivable was not material for the periods presented.


     Concentrations of Credit Risk
     -----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments are primarily in money market accounts, certificates of deposit, corporate notes and US government obligations. The Company's short-term investments have maturities ranging from 2002 through 2004. Also included in cash and cash equivalents as of June 30, 2002 and 2001, are approximately $8,030,000 and $7,213,000, respectively, in accounts with foreign banks and financial institutions primarily in Taiwan and Japan. The Company periodically discounts notes receivable with recourse due from some customers with banks in Japan. As of June 30, 2002 and 2001, the Company had no discounted notes receivable outstanding.

     Generally, the Company requires no collateral on trade receivables, although a substantial portion of export sales are guaranteed by letters of credit. The Company believes that credit risks are substantially mitigated by its credit evaluation process and its maintenance of reserves for estimated credit losses.


     Inventories
     -----------

     Inventories are stated at the lower of cost (first in, first out) or market. The Company periodically reviews its inventories for potential slow-moving or obsolete items and writes down specific items to net realizable value as appropriate.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

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


     Amortization of Intangible Assets
     ---------------------------------

     Goodwill, purchased technology and other intangible assets are amortized on a straight-line basis over periods of 3 to 5 years. In accordance with SFAS No. 142, beginning July 1, 2002, the Company will no longer amortize goodwill and assembled workforce and will periodically assess these assets for impairment.


     Equity Investments
     ------------------

     Where the Company has investments in which it has the ability to exercise significant influence over operating and financial policies, these investments are accounted for using the equity method. Accordingly, the Company's share of the income/(loss) in these investments is included in other operating income.


     Long-Lived Assets
     -----------------

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

     In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets" for its fiscal year beginning July 1, 2002 and will be required to analyze its goodwill for impairment issues within the first six months of fiscal 2003 and then on a periodic basis thereafter. At this time, management does not expect the adoption of SFAS 142 to have a material effect on the Company's financial position or results of operations.


     Revenue Recognition
     -------------------

     The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances.

     Software and other revenues include software license fees, services, software maintenance and royalty revenues. Software and other revenues originate primarily from the business operations which were acquired from Xionics on January 11, 2000.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Revenue from transactions involving the Company's software products is accounted for in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements". SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on relative fair values of the elements. The determination of the fair value is based on evidence that is specific to the vendor. When the Company does not have evidence of the fair value for one or more of the delivered elements in a multiple-element arrangement, the residual method is applied to recognize revenue. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. When the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

     Revenue from software is recognized upon shipment of software and related documentation, based upon fixed price purchase orders from customers provided there are no obligations remaining and collectibility of the receivable is reasonably assured. Revenue from software maintenance contracts is deferred and recognized ratably as it is earned over the term of the contract, generally one year. Unearned software maintenance revenue is included in deferred revenue. In addition, deferred revenue includes certain prepaid royalties and advance billings under software development contracts for services not yet performed. Service revenue is recognized as the service is performed. Royalty revenue is the amount that is contractually due and collectible. The Company recognizes revenue under agreements for non-recurring engineering services based upon time and materials or by using the percentage of completion method of accounting based on the ratio of actual labor hours incurred to total estimated labor hours for individual fixed price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident or estimatable.


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


Stock-Based Compensation
------------------------

     The Company accounts for stock option grants, as permitted by SFAS No. 123, Accounting For Stock-Based Compensation, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting For Stock Issued To Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. In accordance with SFAS No. 123, the Company discloses pro forma loss and pro forma loss per share amounts assuming the Company had accounted for employee stock option grants using the fair value-based method defined in SFAS No. 123. In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies certain elements of APB Opinion No. 25. Among other issues, this interpretation clarifies: the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation in a business combination. The Company adopted this interpretation during fiscal 2001, effective as of the beginning of the year. The adoption of this interpretation did not have a material impact on the Company's consolidated financial position or results of operations.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

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


     Net Loss Per Share
     ------------------

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods presented (in thousands except per share amounts):



                                                      Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Net loss.......................................  $(26,950)  $(30,632) $(32,862)
Shares:
  Weighted average common shares...............    55,254     54,274    46,057
  Dilutive stock options and other common stock
    equivalents................................        --         --        --
                                                 --------   --------  --------
    Dilutive potential common shares...........    55,254     54,274    46,057
                                                 ========   ========  ========

Loss per share:
  Basic........................................  $  (0.49)  $  (0.56) $  (0.71)
                                                 ========   ========  ========
  Diluted......................................  $  (0.49)  $  (0.56) $  (0.71)
                                                 ========   ========  ========


     All outstanding options and warrants were excluded from dilutive earnings per share calculation because of their anti-dilutive impact on the Company's loss per share.


     Comprehensive Loss
     ------------------

     The components of comprehensive loss, as required by SFAS 130 in fiscal 2002, 2001 and 2000 were due entirely to net unrealized losses on short-term investments (see Note 3) and as presented in the Statement of Stockholder's Equity.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Reclassifications
     -----------------

     Certain prior year items have been reclassified to be consistent with current year presentation. The reclassifications have no effect on previously disclosed net loss or stockholders' equity.


     Recently Issued Accounting Standards
     ------------------------------------

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Oak will adopt SFAS No. 142 for its fiscal year beginning July 1, 2002. Upon adoption of SFAS No. 142, the Company will no longer amortize goodwill, and assembled workforce with a net carrying value of approximately $13.3 million at June 30, 2002. In lieu of amortization the Company will be required to periodically perform an impairment review of its goodwill balance beginning with the initial adoption. The Company currently does not expect to record any material impairment charges upon completion of the initial review. There are approximately $7 million of net intangible assets remaining on the balance sheet at June 30, 2002 that will continue to amortize, approximately $5 million of which will amortize in fiscal 2003.

     On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company will adopt SFAS 144 for its fiscal year beginning July 1, 2002. At this time, management does not expect the adoption of SFAS 144 to have a material effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 for our third fiscal quarter beginning January 1, 2003 and do not expect that the adoption will have a material impact on our financial position, results of operations, or cash flows.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(3)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     As of June 30, 2002, all investments were considered available-for-sale securities and consisted of the following (in thousands):



                                                                    Estimated
                                            Amortized   Unrealized     Fair
                                               Cost        Gain       Value
                                               ----        ----       -----
Money market funds........................   $ 38,252      $   --     $ 38,252
Certificates of deposit...................      2,513          --        2,513
Corporate notes...........................     40,113         300       40,413
US government obligations.................     59,712         728       60,440
Equity securities.........................      1,048          --        1,048
                                             --------      ------     --------
                                             $141,638      $1,028     $142,666
                                             ========      ======     ========



     As of June 30, 2002, approximately $87.8 million of these investments had contractual maturities within one year and approximately $54.9 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):

Cash and cash equivalents....................................... $ 38,252
Short-term investments..........................................  104,414
                                                                 --------
                                                                 $142,666
                                                                 ========


     Due to the divestiture of the Broadband business in January 2000, the Company has an investment in 293,794 shares of Conexant Systems Inc. common stock which had an original book value of $68.05 per share. During fiscal 2001, the Company reduced the basis of this investment to a book value of $8.95 per share as a result of an impairment in the market value of the common stock which the Company believes was other than temporary. This resulted in a charge to non-operating expenses of $17.4 million during fiscal 2001.

     On June 25, 2002, a stock dividend was declared to Conexant shareholders in connection with the merger between Alpha Industries, Inc. and the wireless communications business of Conexant to create and form Skyworks Solutions, Inc. For each Conexant share, the Company received 0.351 shares of Skyworks Solutions Inc., or a total of 103,121 shares, and will continue to hold their existing Conexant shares. For fiscal 2002, the Company reduced the combined basis in these two investments to a book value of $1.62 per share for Conexant shares and $5.55 per share for Skyworks shares due to a further decline in the market value of the common stock which the Company believes to be other than temporary. This resulted in an additional charge to non-operating expenses of $1.6 million during fiscal 2002.

     As of June 30, 2002, the Company had outstanding, an irrevocable $1.2 million standby letter of credit in connection with its real estate lease on the Sunnyvale, California facility and an irrevocable $2.0 million standby letter of credit in connection with its real estate lease on the Woburn, Massachusetts facility. In both cases, these were required under the terms of the real estate leases. The financial institution issuing the letters of credit requires collateral to be pledged against these outstanding letters of credit. As of June 30, 2002, the Company had pledged $3.7 million of US government obligations as collateral at the issuing financial institution.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     As of June 30, 2001, all investments were considered available-for-sale securities and consisted of the following (in thousands):


                                                                    Estimated
                                             Amortized  Unrealized    Fair
                                                Cost       Gain       Value
                                                ----       ----       -----
Money market funds.........................  $ 25,141     $   --     $ 25,141
Certificates of deposit....................       517         --          517
Corporate notes............................    46,119        447       46,566
US government obligations..................    48,484        691       49,175
Equity securities..........................     2,629         --        2,629
                                             --------     ------     --------
                                             $122,890     $1,138     $124,028
                                             ========     ======     ========


     As of June 30, 2001, approximately $31.6 million of these investments had contractual maturities within one year and approximately $92.4 million had contractual maturities between one and two years. These investments were classified on the consolidated balance sheet as follows (in thousands):


Cash and cash equivalents.......................................... $ 25,141
Short-term investments.............................................   98,887
                                                                    --------
                                                                    $124,028
                                                                    ========


     As of June 30, 2001, the Company had an outstanding irrevocable $2.0 million standby letter of credit in connection with its real estate lease on the Woburn, Massachusetts facility. This letter of credit was required under the terms of the real estate lease. The financial institution issuing the letter of credit requires collateral to be pledged against the outstanding letter of credit. As of June 30, 2001, the Company had pledged $2.2 million of US government obligations as collateral at the issuing financial institution.


(4)  INVENTORIES

     Inventories consisted of the following (in thousands):


                                                              June 30,
                                                       ------------------------
                                                          2002         2001
                                                          ----         ----
Purchased materials and work in process...............   $ 1,056     $ 3,724
Finished goods........................................     3,873       2,902
                                                         -------     -------
                                                         $ 4,929     $ 6,626
                                                         =======     =======


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(5)  PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following (in thousands):




                                                              June 30,
                                                       ------------------------
                                                          2002         2001
                                                          ----         ----
Land..................................................   $  3,487    $  3,487
Building, vehicles and leasehold improvements.........      4,922       3,017
Computers, equipment and purchased software...........     43,209      38,155
Furniture and fixtures................................      1,921       2,723
                                                         --------    --------
                                                           53,539      47,382
Less accumulated depreciation and amortization........    (34,578)    (28,934)
                                                         --------    --------
                                                         $ 18,961    $ 18,448
                                                         ========    ========



(6)  INTANGIBLE ASSETS, NET

     Intangible assets consisted of the following (in thousands):


                                                               June 30,
                                                       ------------------------
                                                          2002         2001
                                                          ----         ----
Purchased technology..................................   $ 29,094    $ 29,094
Goodwill..............................................     23,443      20,328
Other intangibles.....................................      6,309       6,309
                                                         --------    --------
                                                           58,846      55,731
Accumulated amortization..............................    (38,960)    (26,394)
                                                         --------    --------
                                                         $ 19,886    $ 29,337
                                                         ========    ========


     At June 30, 2002 and 2001, intangible assets consisted of purchased technology, goodwill and other miscellaneous intangibles acquired via a series of acquisitions including Accel, Xionics, Viewpoint, XLI and ODEUM. Purchased technology and other specific intangibles such as acquired workforce, patents, tradename and other miscellaneous acquisition expenses have been identified via independent fair value appraisals. Goodwill represents the excess purchase price over the fair value of assets acquired. See Note 10 for a more in-depth discussion of each acquisition. All intangible assets are being amortized over a period of three to five years from the respective dates of acquisition. Upon adoption of SFAS No. 142 for the fiscal year starting July 1, 2002, the Company will no longer amortize goodwill, and assembled workforce with a net carrying value of approximately $13.3 million at June 30, 2002. At June 30, 2002, there are approximately $7 million of net intangible assets remaining on the balance sheet that will continue to amortize, approximately $5 million of which will amortize in fiscal 2003.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

 (7)  ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):



                                                               June 30,
                                                       ------------------------
                                                          2002         2001
                                                          ----         ----
Compensation and benefits related items...............   $  4,520    $  5,366
Accrued legal and other fees..........................        521         365
Taxes payable.........................................      6,502       1,503
Royalties.............................................         --         139
Restructuring (see Note 17)...........................      2,057         831
Other.................................................      3,351       5,476
                                                         --------    --------
                                                         $ 16,951    $ 13,680
                                                         ========    ========



(8)  REVOLVING LINE OF CREDIT

     The Company has established a revolving credit line with two Taiwanese financial institutions. Under these arrangements, the Company may borrow up to an aggregate amount of approximately $7.7 million subject to annual renewal without collateral. As of June 30, 2002 and 2001, there were no borrowings outstanding at any financial institution.


(9)  OTHER NON-OPERATING INCOME

     Non-operating income, net consisted of the following (in thousands):




                                                      Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Interest income................................. $  5,838   $  8,009  $  6,555
Interest expense................................       --        (59)      (32)
Foreign currency gain (loss)....................      242       (207)      760
Loss on equity method investments...............       --         --    (1,863)
Other income....................................      539        686       752
                                                 --------   --------  --------
                                                 $  6,619   $  8,429  $  6,172
                                                 ========   ========  ========



(10)  ACQUISITIONS, DIVESTITURES AND INVESTMENTS

     Acquisitions
     ------------

     On July 5, 2001, the Company acquired privately held Accel Technology, K.K. ("Accel") a company based in Osaka, Japan which develops the mechanical construction and design of computers and relevant equipment, such as CD-R/RW drives and DVD players. This acquisition allows Oak to move more quickly into the consumer space by providing turnkey platforms to consumer electronics customers to minimize their development efforts. The Company paid approximately $3.2 million in cash for all the outstanding common shares and stock options of Accel. The transaction has been accounted for under SFAS No. 141, "Business

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

Combinations," using the purchase method of accounting. The results of operations of Accel have been included in the results of Oak's consolidated financial statements from July 12, 2001. The historical operations of Accel are not material to the financial position or results of operations of the Company; therefore, no pro forma information is presented. The acquisition resulted in goodwill of approximately $3.1 million which is not being amortized in accordance with the provisions of SFAS 141 and 142.

     On April 24, 2000 the Company signed an Asset Purchase Agreement by and between Oak, TCD Labs and the shareholders of TCD Labs. Under the agreement, the Company paid $1.5 million in cash for the net assets of TCD and may be liable for an additional $1.5 million in contingent payments for the achievement of specific milestones, as well as a percentage of the direct contribution margins, both of which may be earned over the next three years. The acquisition was accounted for using the purchase method of accounting.

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

     At the acquisition date, Xionics had several in-process research and development projects in each of its product groups: languages, drivers, MFP's and its new complementary product for a Tandem copy/print engine. In each product group there were projects that had not yet achieved technological feasibility. As image processing represents a very specialized market, it is unlikely that Xionics' in process technology could be successfully deployed in alternative market applications. Further, it was determined that there was significant technological risk and substantial development expenses relating to each of the products under development. As a result, the Company took a $9.9 million charge against earnings in fiscal 2000 in order to reflect an allocation of the purchase price associated with the value of the in process research and development which, due to its uncertain future value at the date of acquisition, could not be considered an investment in an asset.

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     The amounts and components of the purchase price and the allocation of the purchase price to assets purchased are as follows (in thousands):

Cash............................................................   $34,715
Common stock....................................................    36,793
Fair value of Xionics stock options assumed.....................     8,380
                                                                   -------
  Total purchase price..........................................   $79,888
                                                                   =======

Fair value of net tangible assets of Xionics....................   $24,187
Intangible assets and goodwill..................................    45,843
Purchase of in-process research and development.................     9,858
                                                                   -------
     Total net tangible and intangible assets acquired..........   $79,888
                                                                   =======


     The following unaudited pro forma financial information presents the combined results of operations of Oak and Xionics as if the acquisition had occurred as of the beginning of fiscal 2000 after giving effect to certain adjustments, including amortization of intangibles. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.


                                                                June 30,
                                                                  2000
                                                                  ----
In thousands except for per share data:
Pro forma revenues............................................. $104,721
Pro forma net loss............................................. $(35,682)
Pro forma basic and diluted loss per share..................... $  (0.68)


     Equity Investments
     ------------------

     During the second quarter of fiscal 2000 the Company made an equity investment in a start-up venture, Earjam.com, with a first payment of approximately $1.0 million for a minority equity position. The Company recorded a charge of $0.2 million against earnings in the second fiscal quarter of 2000 to write-off the amount of the investment allocated to in-process research and development. In January 2000, the Company made an additional $2.0 million payment in Earjam.com during the third quarter of fiscal 2000 and recorded an additional special charge of $0.3 million in the third fiscal quarter of 2000 to write-off the remaining amount of the investment allocated to in-process research and development. The amounts allocated to the in-process research and development charges during the second and third quarters of fiscal 2000 were determined through an established valuation technique used in the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition, because technological feasibility had not been established and no alternative uses exist. The investment has been accounted for under the equity method of accounting. Although the companies are continuing to work together, as of June 30, 2000, due to a shift in the sentiment of the equity markets with respect to financing internet based start-up ventures and concerns about Earjam.com's ability to finance ongoing operations, the Company decided to write-down the remaining book value of this investment as the decline was other than temporary.

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

     On January 19, 2000, the Company announced the sale of its broadband business group located in the United Kingdom and associated intellectual property in the United States to Conexant Systems, Inc. Under the terms of the agreement, Oak received $24.9 million in cash and 293,794 shares of Conexant Systems Inc. common stock which had an original book value of $68.05 per share. The Company realized a gain of $22.1 million from the sale. During fiscal 2001, the Company reduced the basis of the shares of Conexant Systens Inc. common stock to a book value of $8.95 as a result of an impairment in the market value of the common stock which the Company believes is other than temporary resulting in a charge to non-operating expenses of $17.4 million.

     On June 25, 2002, a stock dividend was declared to Conexant shareholders in connection with the merger between Alpha Industries, Inc. and the wireless communications business of Conexant to create and form Skyworks Solutions, Inc. For each Conexant share, the Company received 0.351 shares of Skyworks Solutions Inc., or a total of 103,121 shares, and will continue to hold their existing Conexant shares. For fiscal 2002, the Company reduced the combined basis in these two investments to a book value of $1.62 per share for Conexant shares and $5.55 per share for Skyworks shares due to a further decline in the market value of the common stock which the Company believes to be other than temporary resulting in an additional charge to non-operating expenses of $1.6 million.


 (11)  INCOME TAXES

     The components of the income tax expense are as follows (in thousands):



                                                      Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Current:
  Federal....................................... $     --   $    120  $     --
  State.........................................       --         --         2
  Foreign.......................................    1,741      3,016       739

Deferred:
  Federal.......................................       --         --        --
  State.........................................       --         --        --
  Foreign.......................................      389     (1,086)     (741)
                                                 --------   --------  --------
Total income tax expense........................ $  2,130   $  2,050  $     --
                                                 ========   ========  ========


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     The domestic and foreign components of the net loss before income taxes are as follows (in thousands):



                                                      Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
US net loss before income taxes................. $(27,062)  $(32,313) $(31,102)
Foreign net income (loss) before income taxes...    2,242      3,731    (1,760)
                                                 --------   --------  --------
Net loss before income taxes.................... $(24,820)  $(28,582) $(32,862)
                                                 ========   ========  ========




     A reconciliation between the income tax expense (benefit) computed at the federal statutory rate and the effective tax rate is as follows (in thousands):


                                                      Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Benefit at federal statutory tax rate........... $ (8,687)  $(10,003) $(11,502)
State income tax, net of federal benefit........       --         --         2
Rate differential on foreign income including
  withholding taxes.............................    2,043        662        (2)
Goodwill amortization...........................    1,490      1,603       797
Utilization of prior year net operating loss....       --     (2,580)       --
Valuation allowance.............................    7,284     12,368    10,705
                                                 --------   --------  --------
Total income tax expense........................ $  2,130   $  2,050  $     --
                                                 ========   ========  ========


     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                                               June 30,
                                                       ------------------------
                                                          2002         2001
                                                          ----         ----
Deferred Tax Assets:

  Net operating loss carryforwards.....................  $ 34,271     $ 44,920
  Tax credits..........................................    16,301       18,482
  Various reserves and accruals........................     6,250        7,620
  Acquired intangibles.................................     1,257           --
  Other................................................       508          651
  Capitalized research and development.................     1,244           --
                                                         --------     --------
    Total gross deferred tax assets....................    59,831       71,673
  Less valuation allowance.............................   (59,031)     (68,781)
                                                         --------     --------
  Gross deferred tax assets, net of valuation allowance       800        2,892
Deferred Tax Liabilities:
  Acquired intangibles.................................        --       (1,108)
  Fixed assets depreciation differences................      (800)      (1,395)
                                                         --------     --------
  Total gross deferred tax liabilities.................      (800)      (2,503)
                                                         --------     --------
  Net deferred tax assets..............................  $     --     $    389
                                                         ========     ========


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     The Company has set up a valuation allowance of $59,031,000 as of June 30, 2002. Given the recent operating results of the Company, management believes a full valuation is warranted. Included in the valuation allowance as of June 30, 2002 is tax benefits attributable to non-compensatory stock options of $16,433,000 which, when realized, will be a credit to additional paid-in-capital.

     As of June 30, 2002 and 2001, the Company has federal and state net operating loss ("NOL") carryforwards of approximately $91,387,000 and $109,521,000, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will begin to expire in fiscal year 2019. As of June 30, 2002 and 2001, the Company has state net operating loss carryforwards of approximately $54,080,000 and $73,240,000, respectively. State net operating loss carryforwards expire in fiscal years 2004 through 2006.

     As of June 30, 2002 and 2001, the Company has federal research and experimentation credit carryforwards of approximately $9,250,000 and $7,442,000, respectively, which expire from 2011 to 2021. The Company also has state research and experimentation tax credit carryforwards of approximately $8,654,000 and $6,334,000, respectively, which will be carried forward indefinitely.

     As of June 30, 2002 and 2001, the cumulative amount of unremitted earnings of non-US subsidiaries which the Company had not provided US taxes is approximately $5,410,000 and $13,171,000, respectively. The additional taxes that could arise if those earnings were to be remitted to the US would not be material after consideration of existing foreign tax credits. It is management's intent that these earnings will remain indefinitely invested outside the US.


(12)  COMMITMENTS

     Leases
     ------

     The Company leases its US headquarters and certain facilities and equipment under non-cancelable operating leases. The Company is responsible for its share of expenses under the terms of certain of the leases.

     Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):



     Year Ending June 30,
     --------------------
     2003..........................................................    $ 6,536
     2004..........................................................      6,308
     2005..........................................................      6,316
     2006..........................................................      6,602
     2007..........................................................      4,149
     Thereafter....................................................        295
                                                                       -------
                                                                       $30,206
                                                                       =======


     Rent expense was approximately $4,193,000, $3,103,000 and $2,602,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Inventory Purchase Commitments
     ------------------------------

     The Company subcontracts all of its manufacturing to independent foundries. As of June 30, 2002 and 2001, the Company had approximately $5.3 million and $4.4 million, respectively, in outstanding non-cancelable purchase commitments with various wafer fabrication subcontractors.


(13)  CONTINGENCIES

     The Company and various of its directors and former officers are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired the Company's common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. This state court proceeding, designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 was filed in Santa Clara County Superior Court in Santa Clara, California. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. The plaintiffs sought unspecified monetary damages. The court dismissed all claims except the California Corporations Code Sections 25400/25500 cause of action against the Company, four officers and the Company's investment bankers and securities analysts.

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

     Additionally, various of the Company's directors and former officers are defendants in three consolidated derivative actions pending in Santa Clara County Superior Court in Santa Clara, California, entitled IN RE OAK TECHNOLOGY DERIVATIVE ACTION, Master File No. CV758510. This lawsuit, which asserts a claim for breach of fiduciary duty and a claim under California securities law based upon the officers' and directors' trading in securities of the Company, has been stayed pending resolution of the above described class actions. The plaintiffs are seeking monetary damages, equitable relief and an accounting for the defendants' sales of shares of the Company's common stock. Based on its current information, the Company believes the suits to be without merit and will defend its position vigorously. Although it is reasonably possible the Company may incur a loss upon conclusion of these claims, an estimate of any such loss cannot be made.

     If any of the above pending actions are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.

     On October 27, 1997, the Company filed a complaint in the United States District Court, Northern District of California against UMC for breach of contract, breach of the covenant of good faith and fair dealing and fraud based on UMC's breach of a settlement agreement entered into by Oak and UMC as a means to resolve an ITC action filed by Oak based on the Company's belief that UMC was violating U.S. trade laws by the unlicensed importing or selling of certain CD-ROM controllers that infringed one or more of the Company's United States patents. Under the terms of the settlement agreement, effective July 31, 1997, UMC agreed to cease and desist the manufacture and/or importation into the United States of its specified CD-ROM controllers, except under certain limited conditions which expired on January 31, 1998. The settlement agreement additionally provided for the withdrawal of the Company's ITC complaint against UMC.

     On December 24, 1997, UMC answered the Company's complaint and counterclaimed by asserting causes of action for rescission, restitution, fraudulent concealment, mistake, lack of mutuality, interference and

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
declaratory judgment of non-infringement, invalidity and unenforceability of the Oak patent that was the subject of the ITC action filed against UMC.

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

     On June 11, 1998, the cases were consolidated for all purposes and stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues before the International Trade Commission, initiated by Oak a second time as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of the second ITC investigation and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the Commission's determination that there was no infringement of the Company's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commission's determination that the Company's U.S. Patent No. 5,581,715 was valid and enforceable. As a result of the decision rendered by the Federal Circuit Court of Appeals, and the lifting of the stay on the consolidated action pending in the United States District Court, Northern District of California, the parties are proceeding with the litigation. The trial in is scheduled to commence in January 2003.

     If any of the above pending actions with respect to UMC and MediaTek are decided adversely to the Company, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.

     On January 4, 2001 Samsung Electronics, a customer of the Company's Imaging Group, received a notification from Pitney Bowes alleging that the resolution enhancement technology (iRET) Samsung acquired from Xerographic Laser Images Corporation, Inc. ("XLI") in 1996 infringes Pitney Bowes U.S. Patent No. 4,386,272 ("272 patent"). XLI is a subsidiary of the Company as a result of an acquisition in the first quarter of Fiscal Year 1999. The terms of the agreement for the licensing of the iRET technology to Samsung require the Company, as successor in interest to XLI's assets and liabilities, to defend and indemnify Samsung from claims alleging the iRET technology supplied to Samsung infringes the intellectual property rights of a third party. On June 18, 2001 Pitney Bowes filed a complaint in the District Court of Connecticut, naming Samsung and others, claiming infringement of the '272 patent. On June 28, 2001 Samsung formally requested the Company to defend Samsung and the Company agreed to do so. Other XLI customers are also subject to Pitney Bowes allegation of infringement of the '272 patent. On September 7, 2001, the Company filed a motion to intervene on behalf of itself and for the benefit of any of its customers who may be subject to the Pitney Bowes allegations, in the District Court of Connecticut. The motion to intervene was granted on December 12, 2001. On February 5, 2002, this action was transferred to the United States District Court, District of Kentucky. The parties are proceeding with this litigation.

     If the above pending action, with respect to the Company's indemnification obligation in such action, is decided adversely, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.

     In January of 2002, the Company received a notice letter of infringement from Syndia Corporation, an assignee of U.S. Patent No. 4,702, 808 (" '808 patent") and U.S. Patent No. 5,131,941(" '941 patent") issued to Mr. Jerome Lemelson. The '808 and '941 patents claim certain plasma enhanced chemical vapor deposition etch processes that are use in the manufacture of semiconductor chips. The notice letter asserts that the Company's use and sale of semiconductor chips manufactured using processes claimed by the '808 and '941 patents constitutes an infringement The Company uses TSMC to manufacture its semiconductor products, and has notified TSMC of the claims made by Syndia. The terms of an indemnification agreement between the Company

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
and TSMC require TSMC to indemnify Oak from claims alleging the manufacturing processes used by TSMC infringes the intellectual property rights of a third party. Pursuant to the terms of the indemnification agreement between the parties, TSMC has agreed to indemnify and hold the Company harmless against the claims made by Syndia.

     If TSMC fails to indemnify and hold the Company harmless, and Syndia is successful in its claim for infringement, it would likely have a material adverse affect on the Company's financial condition, cash flows and results of operations.


(14)  STOCKHOLDERS' EQUITY

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


     Stock Repurchase Plan
     ---------------------

     On January 22, 1998, the Company announced that its board of directors had authorized the repurchase of up to 2.0 million shares of its common stock either in the open market or in private transactions. As of June 30, 1999 the Company had repurchased all 2.0 million shares for approximately $9.4 million. On July 29, 1999 the Company announced that its Board of Directors had approved a stock repurchase plan authorizing up to an additional four million shares of the Company. Repurchase was to be made from time to time at certain price thresholds over a one-year period. In fiscal 2000, the Company repurchased an additional 381,000 of its common stock for $1.8 million at $4.78 per share. As of June 30, 2000, the Company was holding approximately 2.4 million shares in treasury stock for approximately $11.3 million. On January 23, 2001, the Company's Board of Directors approved a stock repurchase authorizing the repurchase of up to four million shares of Oak Technology common stock in the open market or privately negotiated transactions over a one year period, unless further extended by the Board. The plan authorized but does not require the Company to repurchase all four million shares. During fiscal 2001, the Company repurchased 1,915,000 of its common stock for approximately $12.0 million at an average price of $6.275 per share. As of June 30, 2002, the Company has approximately 4.3 million shares of treasury stock at a book value of approximately $23.3 million.


     Stock Options
     -------------

     Upon the re-incorporation of the Company in Delaware in February 1995, the Company assumed the obligations of its predecessor under the 1988 Stock Option Plan (the "1988 Plan"), as amended and restated. The Company does not intend to issue any additional options under the 1988 Plan.

     In December 1994, the Board of Directors approved the 1994 Stock Option Plan (the "1994 Plan") under which 6,000,000 shares of Common Stock, determined after the effect of a two for one stock split, were reserved for issuance. 6,000,000 additional shares were approved in November 1998, 1,900,000 shares were

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
approved in December 2000 and 1,900,000 shares were approved in February 2002. Under the 1994 Plan, either incentive or non-qualified options to purchase the Company's common stock may be granted to employees as determined by the Board of Directors at prices generally at market value at the date of grant (110% in certain cases of non-qualified options). Non-qualified options may be granted to employees, other non-employee directors and consultants as determined by the Board of Directors at prices not lower than 85% of market value at the date of grant. The Board of Directors also has the authority to set exercise dates (generally no longer than five years from date of grant), payment terms and other provisions for each grant.

     In December 1994 the Board of Directors also approved the 1994 Outside Directors' Stock Option Plan (the "Directors Plan"), under which 500,000 shares of Common Stock, determined after the effect of a two for one stock split, were reserved for issuance. The Directors Plan provides for the automatic grant of options to purchase shares of Common Stock to non-employee Directors of the Company.

     On July 17, 2001, the Company's Board of Directors authorized a stock option exchange program in which employees who held Oak options at a grant price of $15.00 or above had the option to exchange their existing options for new options to be issued at a later date (at least 6 months from date of cancellation) or to continue to hold the options they presently hold. In accordance with the exchange program, 776,480 existing options were cancelled on September 14, 2001 and were replaced with new grants on March 18, 2002.

     Stock options are subject to vesting, generally over 50 months, and typically have a ten-year life. Under the 1988 Plan, shares are exercisable prior to vesting and are held in escrow until vested; however, unvested shares are subject to a right of repurchase by the Company at their original purchase price upon termination of employment. Unexercised options expire 90 days after termination of employment with the Company.

     A summary of all the Company's stock option plans is set forth below:


                                             Weighted                 Weighted
                                             Average                  Average
                                 Options     Exercise     Options     Exercise
                               Outstanding    Price     Exercisable    Price
                               -----------    -----     -----------    -----
Balances, June 30, 1999....... 10,351,164    $ 3.44      2,417,486     $3.90
Granted.......................  7,509,503    $ 7.29
Exercised..................... (2,216,406)   $ 2.64
Canceled...................... (2,397,369)   $ 3.76
                               ----------
Balances, June 30, 2000....... 13,246,892    $ 5.70      5,005,923     $3.25
Granted.......................  3,968,580    $10.67
Exercised..................... (3,378,678)   $ 3.00
Canceled...................... (2,949,868)   $ 8.02
                               ----------
Balances, June 30, 2001....... 10,886,926    $ 7.72      4,076,770     $5.32
Granted.......................  5,164,980    $ 8.51
Exercised..................... (1,460,132)   $ 4.17
Canceled...................... (1,943,392)   $13.41
                               ----------
Balances, June 30, 2002....... 12,648,382    $ 7.58      4,565,006     $6.75
                               ==========



     In connection with the Company's acquisition during fiscal 2000 of Xionics, the Company assumed all outstanding options granted by Xionics prior to the acquisition date which converted into 3.3 million Company options.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     The weighted average fair market values of options granted in fiscal years 2002, 2001 and 2000 were $6.36, $7.71 and $5.19, respectively.

     The following table provides information regarding the Company's outstanding stock options in plans approved by stockholders compared to those stock options issued outside of stockholder-approved plans as of June 30, 2002:


                                    (a)            (b)             (c)
                                                                Number of
                                                                Security
                                                                Remaining
                                                              Available for
                                                             Future Issuance
                               Number of       Weighted       Under Equity
                              Securities   Average Exercise    Compensation
                             to be Issued      Price of      Plans (Excluding
                             Upon Exercise   Outstanding   Securities Reflected
                              of Options       Options        in Column (a))
                              ----------       -------        --------------
Equity compensation plans
  approved by stockholders.... 11,343,382       $ 8.10          1,344,759
Equity compensation plans not
  approved by stockholders....  1,305,000       $ 3.00                 --
                              -----------                      ----------
Total......................... 12,648,382       $ 7.58          1,344,759
                              ===========                      ==========


     The following table summarizes information about the stock options outstanding as of June 30, 2002:


                          Options Outstanding            Options Exercisable
                   --------------------------------- --------------------------
                                 Weighted
                                  Average    Weighted                 Weighted
                   Options at    Remaining    Average   Shares at     Average
                    June 30,  Contractual Life Exercise  June 30,     Exercise
Exercise Prices       2002      (Years)       Price        2002        Price
---------------       ----       -----        -----        ----        -----
$ 0.00 to $ 3.00     2,345,952    6.51       $ 2.79      2,045,122     $ 2.79
$ 3.01 to $ 4.00       522,402    6.59       $ 3.30        333,259     $ 3.28
$ 4.01 to $ 8.00     5,252,150    9.05       $ 5.89        630,458     $ 6.24
$ 8.01 to $12.00     1,529,697    8.83       $10.58        286,443     $11.32
$12.01 to $14.00     2,308,185    8.14       $13.03      1,226,782     $13.07
$14.01 to $26.00       689,996    9.43       $15.03         42,942     $18.35
                   -----------                          ----------
$ 0.00 to $26.00    12,648,382    8.30       $ 7.58      4,565,006     $ 6.75
                   ===========                          ==========


     At June 30, 2002, options to purchase 1,344,759 shares were available for future grants under the Company's stock option plans.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     Stock Purchase Plan
     -------------------

     In December 1994, the Board of Directors approved the 1994 Stock Purchase Plan (the "Stock Purchase Plan") under which 600,000 shares of common stock were reserved for issuance with the stock split; 1,000,000 additional shares were approved in November 1998, 700,000 shares were approved in December 2000, and 500,000 shares were approved in July 2002. The Stock Purchase Plan permits eligible employees to purchase shares at a price equal to 85% of the market value at certain pre-defined dates. Under the Stock Purchase Plan, 197,679, 189,520, and 444,012 shares were issued in fiscal years 2002, 2001 and 2000 at weighted average prices of $7.58, $9.06 and $3.05 and weighted average fair values of $3.61, $6.86 and $1.51, respectively. At June 30, 2002, 719,283 shares were available for future issuance under the Stock Purchase Plan.


     Stockholders Rights Plan
     ------------------------

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


     Fair Value Information
     ----------------------

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock options plans. As the fair value of the options at the date of grant were equivalent to the exercise price, no compensation cost has been recognized for its stock option plans or its Stock Purchase Plan. Had compensation cost for the Company's option plans been determined consistent with FASB Statement No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):


                                                      Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Net loss:
  As reported................................... $(26,950)  $(30,632) $(32,862)
  Pro forma..................................... $(42,627)  $(43,156) $(44,009)

Basic and diluted net loss per share:
  As reported................................... $  (0.49)  $  (0.56) $  (0.71)
  Pro forma..................................... $  (0.77)  $  (0.80) $  (0.96)


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of zero percent and the following weighted average assumptions:



                              Stock Option Plans       Stock Purchase Plan
                            ----------------------    ----------------------
                            2002     2001    2000     2002     2001     2000
                            ----     ----    ----     ----     ----     ----
Expected life (years)....   5.40     5.25    3.76     0.50     0.50     0.50
Expected volatility......     92%      88%     79%      92%      88%      79%
Risk-free interest rate..   4.37%    5.31%   6.11%    2.55%    5.27%    6.11%



(15)  EMPLOYEE BENEFIT PLAN

     In July 1990, the Company adopted a 401(k) Profit Sharing Plan ("401(k) Plan") which is intended to qualify under section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the Company's US employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company makes contributions to the 401(k) Plan based on 25% of an employee's contribution up to a maximum of 1.25% of total compensation. Approximately $412,000, $408,000 and $326,000 in matching contributions were recorded during fiscal years 2002, 2001 and 2000, respectively.


(16)  RESTRUCTURING

     During fiscal 2002, the Company recorded restructuring charges of $3.2 million related to the reduction in force of approximately 70 employees company wide due to the restructuring of the overall business as well as additional probable losses on a sublease where the tenant experienced financial difficulty and abandoned the facility with approximately five years remaining on the sublease. The Company expects that the remaining amounts payable under the terms of the sublease will be paid in cash by the end of fiscal 2003. All severance related amounts are expected to be paid in cash prior to December 31, 2002.

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

     The expenses relating to the fiscal 2001 and 2002 restructuring charges are summarized as follows (in thousands):



                          Severance     Facilities       Other         Total
                          ---------     ----------       -----         -----
Balance, June 30, 2000..   $    --        $ 1,270         $   --       $ 1,270
Provision recorded......     1,631             --            134         1,765
Provision utilized......    (1,631)          (538)           (35)       (2,204)
                           -------        -------         ------       -------
Balance, June 30, 2001..        --            732             99           831
Provision Recorded......     2,124          1,089             --         3,213
Provision Utilized......    (1,740)          (164)           (83)       (1,987)
                           -------        -------         ------       -------
Balance, June 30, 2002..   $   384        $ 1,657         $   16       $ 2,057
                           =======        =======         ======       =======


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(17)  SEGMENT INFORMATION

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

     Information about reported segment income or loss is as follows for the years ended June 30, 2002, 2001 and 2000 (in thousands):




                                                 2002       2001       2000
                                                 ----       ----       ----
Net revenues:
  Optical Storage............................. $ 98,743    $116,864   $ 36,035
  Imaging.....................................   47,890      59,319     46,156
  Consumer....................................       --          --      4,264
                                               --------    --------   --------
                                               $146,633    $176,183   $ 86,455
                                               ========    ========   ========

Cost of goods sold and direct operating
  expenses:
  Optical Storage............................. $ 96,145    $104,346   $ 43,764
  Imaging.....................................   31,055      38,162     37,118
  Consumer....................................       --          --      9,843
                                               --------    --------   --------
                                               $127,200    $142,508   $ 90,725
Contribution Margin:
  Optical Storage............................. $  2,598    $ 12,518   $ (7,729)
  Imaging.....................................   16,835      21,157      9,038
  Consumer....................................       --          --     (5,579)
                                               --------    --------   --------
                                               $ 19,433    $ 33,675   $ (4,270)
                                               ========    ========   ========


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the fiscal years ended June 30, 2002, 2001 and 2000 is as follows (in thousands):



                                                 2002       2001       2000
                                                 ----       ----       ----
Contribution margin from operating segments..  $ 19,433   $ 33,675  $  (4,270)

Indirect costs of goods sold and expenses....    26,384     28,993     25,562
Amortization of intangibles..................    12,566     14,716     10,516
Depreciation expense.........................     7,128      7,841      6,943
Acquired in-process research and development.        --         --     10,533
Restructuring expenses.......................     3,213      1,765      3,285
                                               --------   --------   --------
Total operating loss.........................   (29,858)   (19,640)   (61,109)
Gain on sale of business.....................        --         --     22,075
Other income (loss)..........................    (5,038)    (8,942)     6,172
                                               --------   --------   --------
Loss before taxes............................  $(24,820)  $(28,582)  $(32,862)
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

     The following distribution of net revenues for the years ended June 30, 2002, 2001 and 2000 are as follows (in thousands):


                                                      Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Revenue from unaffiliated customers originating
  from:
  North America................................ $ 16,488   $ 28,775   $ 21,881
  Japan........................................   56,819     70,485     27,856
  Korea........................................   32,473     64,629     29,428
  Taiwan.......................................   21,060      9,438        932
  Europe.......................................    2,571      2,173      2,933
  Philippines..................................   16,178         --         --
  Other........................................    1,044        683      3,425
                                                --------   --------   --------
                                                $146,633   $176,183   $ 86,455
                                                ========   ========   ========


     The following distribution of identifiable assets by geographic areas and property and equipment as of June 30, 2002, 2001 and 2000 are as follows (in thousands):



                                                      Year Ended June 30,
                                                ------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
Identifiable assets:
  United States................................ $183,935   $181,669   $208,562
  Japan........................................    8,555     10,644      9,544
  Taiwan.......................................    8,974      7,491     12,036
  Korea........................................      284        368         --
  Europe.......................................    1,128      4,067      6,258
                                                --------   --------   --------
                                                $202,876   $204,239   $236,400
                                                ========   ========   ========


Property and equipment, net:
  United States................................ $ 12,764   $ 11,765   $ 13,820
  Japan........................................      577        363        430
  Taiwan.......................................    4,845      4,955      5,089
  Korea........................................      135        178         --
  Europe.......................................      640      1,187        399
                                                --------   --------   --------
                                                $ 18,961   $ 18,448   $ 19,738
                                                ========   ========   ========

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

     The following table summarizes the annual percentage contribution to net revenues by customers when sales to such customers exceeded 10% of net revenues and the associated percentage of total accounts receivable due from these customers. Customers included herein were primarily from the Optical Storage business segment.



                                                 Percentage Of Net Revenues
                                                     Year Ended June 30,
                                                -------------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
A.............................................     20%       31%        26%
B.............................................     11%       --         --
C.............................................     11%       --         --
D.............................................     --        --         16%

                                                       Percentage of Net
                                                      Accounts Receivable
                                                         As of June 30,
                                                   --------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
F..............................................    34%        21%         --
C..............................................    24%        --          --
G..............................................    14%        --          --
H..............................................    12%        --          --
I..............................................    --         19%         --
E..............................................    --         15%         --
A..............................................    --         10%         17%
D..............................................    --         --          11%
J..............................................    --         --          11%




(18)  SUBSEQUENT EVENTS

     On July 29, 2002, the Company's Board of Directors approved a stock repurchase authorizing the repurchase of up to four million shares of Oak Technology common stock in the open market or privately negotiated transactions over a two-year period, unless further extended by the Board. The plan authorized but does not require the Company to repurchase all four million shares.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

(19)  QUARTERLY RESULTS - UNAUDITED


                                                             Three Months Ended
                          ---------------------------------------------------------------------------------------
                          Sept. 30,   Dec. 31,   Mar. 31,   June 30,   Sept. 30,   Dec. 31,   Mar. 31,   June 30,
                             2000       2000       2001       2001       2001        2001       2002       2002
                             ----       ----       ----       ----       ----        ----       ----       ----
                                                    (In Thousands, Except Per Share Data)
Total revenues............ $ 50,988   $ 60,633  $ 27,730    $ 36,832  $ 33,301    $ 36,288   $ 42,096   $ 34,948
Gross profit.............. $ 25,963   $ 28,292  $ 11,400    $ 18,421  $ 16,243    $ 18,344   $ 21,158   $ 14,926
Operating income (loss)... $   (940)  $  1,200  $(14,129)   $ (5,771) $ (7,647)   $ (7,368)  $ (2,868)  $(11,975)
Net income (loss)......... $  1,284   $  2,825  $(12,661)   $(22,080) $ (6,249)   $ (6,264)  $ (1,740)  $(12,697)
Basic net income (loss)
  per share (1)........... $   0.02   $   0.05  $  (0.23)   $  (0.41) $  (0.11)   $  (0.11)  $  (0.03)  $  (0.23)
Diluted net income (loss)
  per share (1)........... $   0.02   $   0.05  $  (0.23)   $  (0.41) $  (0.11)   $  (0.11)  $  (0.03)  $  (0.23)
Shares used in basic per
  share calculations (1)..   53,472     54,726    54,884      54,034    54,540      55,027     55,567     55,890
Shares used in diluted per
  share calculations (1)..   63,130     62,014    54,884      54,034    54,540      55,027     55,567     55,890

------------------------

(1) Computed on the basis described in Note 2 of Notes to Consolidated Financial Statements.

                                                                    SCHEDULE II


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                             Additions
                                             Charged To
                                  Beginning  Costs and  Deductions  Ending
Allowance For Doubtful Accounts    Balance    Expenses  Write-offs  Balance
-------------------------------    -------    --------  ----------  -------
Year ended June 30, 2002.......     $3,198      $1,659    $(1,253)   $3,604
                                    ======      ======    =======    ======

Year ended June 30, 2001.......     $  671      $2,739    $  (212)   $3,198
                                    ======      ======    =======    ======

Year ended June 30, 2000.......     $  555      $  155    $   (39)   $  671
                                    ======      ======    =======    ======



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 28, 2002                              OAK TECHNOLOGY, INC.

                                            By:      /s/ YOUNG K. SOHN
                                               --------------------------------
                                                      Young K. Sohn,


     Chairman of the Board of Directors, President and Chief Executive Officer KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Young K. Sohn and John S. Edmunds, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.



          Name                    Title                             Date
          ----                    -----                             ----
  /s/ YOUNG K. SOHN     Chairman of the Board of Directors,     August 28, 2002
-----------------------   President and Chief Executive Officer
    Young K. Sohn        (Principal Executive Officer)

 /s/ JOHN S. EDMUNDS    Senior Vice President of Finance and    August 28, 2002
-----------------------   Chief Financial Officer
   John S. Edmunds       (Principal Financial and Accounting
                          Officer)

 /s/ RICHARD B. BLACK   Director                                August 28, 2002
-----------------------
   Richard B. Black


  /s/ DAVID J. RYNNE    Director                                August 28, 2002
-----------------------
   David J. Rynne


  /s/ PETER J. SIMONE   Director                                August 28, 2002
-----------------------
  Peter J. Simone

 /s/ TIMOTHY TOMLINSON  Director                                August 28, 2002
-----------------------
  Timothy Tomlinson

  /s/ ALBERT Y. C. YU   Director                                August 28, 2002
-----------------------
   Albert Y. C. Yu

