Form 10-Q
period 2002-09-30
OAK TECHNOLOGY INC
filed 2002-11-15
CIK 824225

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2002

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

                                --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of November 12, 2002, there were outstanding 55,802,253 shares of the Registrant's Common Stock, par value $0.001 per share.


===============================================================================




                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX
                   For the Quarter Ended September 30, 2002


                                                                          Page
                                                                           No.
                                                                           ---
                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of September 30, 2002
            and June 30, 2002.............................................  3

          Condensed Consolidated Statements of Operations for the Three
            Months Ended September 30, 2002 and 2001......................  4

          Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 2002 and 2001......................  5

          Notes to Condensed Consolidated Financial Statements............  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................... 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 29

Item 4.   Controls and Procedures......................................... 29


                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................... 31

Item 6.   Exhibits and Reports on Form 8-K................................ 32

Signatures................................................................ 34

Exhibit Index............................................................. 39


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                 (Unaudited)

                                                      September 30,   June 30,
                                                          2002          2002
                                                          ----          ----
       ASSETS
Current assets:
  Cash and cash equivalents............................  $ 25,809     $ 38,252
  Short-term investments...............................   108,526      104,414
  Accounts receivable, net of allowance for doubtful
    accounts of $3,603 and $3,604, respectively........     9,949       10,096
  Inventories..........................................     3,731        4,929
  Prepaid expenses and other current assets............     6,128        5,535
                                                         --------     --------
      Total current assets.............................   154,143      163,226
Property and equipment, net............................    19,246       18,961
Intangible assets, net.................................    18,135       19,886
Other assets...........................................       881          803
                                                         --------     --------
Total assets...........................................  $192,405     $202,876
                                                         ========     ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................  $  8,353     $ 14,065
  Accrued expenses.....................................    16,430       16,951
  Deferred revenue.....................................     5,074        2,970
                                                         --------     --------
      Total current liabilities........................    29,857       33,986
Other long-term liabilities............................       958          899
                                                         --------     --------
Total liabilities......................................    30,815       34,885
                                                         --------     --------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; none issued and outstanding as of
    September 30, 2002 and June 30, 2002...............        --           --
  Common stock, $0.001 par value; 130,000,000 shares
    authorized at September 30, 2002 and June 30, 2002;
    60,514,733 shares issued and 55,802,253 shares
    outstanding as of September 30, 2002 and 60,285,392
    shares issued and 55,987,912 shares outstanding as
    of June 30, 2002...................................        61           60
  Additional paid-in capital...........................   247,303      246,587
  Treasury stock.......................................   (24,902)     (23,273)
  Accumulated deficit..................................   (62,099)     (56,411)

  Accumulated other comprehensive income...............     1,227        1,028
                                                         --------     --------
    Total stockholders' equity.........................   161,590      167,991
                                                         --------     --------
Total liabilities and stockholders' equity.............  $192,405     $202,876
                                                         ========     ========


See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                          Three Months Ended
                                                            September 30,
                                                       ------------------------
                                                            2002        2001
                                                            ----        ----
Revenues:
  Product revenues.....................................   $  22,414  $  25,567
  Software and other revenues..........................       7,795      7,734
                                                          ---------  ---------

    Total revenues.....................................      30,209     33,301

Cost of revenues and operating expenses:
  Cost of product revenues.............................      10,965     15,692
  Cost of software and other revenues..................       2,208      1,366
  Research and development expenses....................      13,687     13,105
  Selling, general, and administrative expenses........       7,819      7,357
  Amortization of intangibles..........................       1,751      3,428

    Operating loss.....................................      (6,221)    (7,647)

Other non-operating income, net........................       1,161      2,121
                                                          ---------  ---------

Loss before income taxes...............................      (5,060)    (5,526)
Income tax expense.....................................         628        723
                                                          ---------  ---------
Net loss...............................................   $  (5,688) $  (6,249)
                                                          =========  =========

Net loss per basic and diluted share...................   $   (0.10) $   (0.11)
                                                          =========  =========

Shares used in computing basic and diluted net loss
  per share............................................      55,921     54,540
                                                          =========  =========


See accompanying notes to condensed consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)



                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                            2002        2001
                                                            ----        ----
Cash flows from operating activities:
  Net loss..............................................  $  (5,688) $  (6,249)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization.....................      3,648      5,080
  Changes in operating assets and liabilities:
    Accounts receivable.................................        147      1,717
    Inventories.........................................      1,198      2,266
    Prepaid expenses, other current assets and other
      assets............................................       (668)     1,016
    Accounts payable and accrued expenses...............     (6,233)      (782)
    Deferred income taxes, deferred revenue and other
      liabilities.......................................      2,163        926
                                                          ---------  ---------
        Net cash provided by (used in) operating
          activities....................................     (5,433)     3,974
                                                          ---------  ---------

Cash flows from investing activities:
  Purchases of short-term investments...................    (29,988)   (10,740)
  Proceeds from matured short-term investments..........     26,075     10,769
  Additions to property and equipment, net..............     (2,185)      (627)
  Acquisition of Accel, net of cash acquired............         --     (3,238)
                                                          ---------  ---------
        Net cash used in investing activities...........     (6,098)    (3,836)
                                                          ---------  ---------
Cash flows from financing activities:
  Treasury stock acquisitions...........................     (1,629)        --
  Issuance of common stock, net.........................        717      2,053
                                                          ---------  ---------
        Net cash provided by (used in) by financing
          activities....................................       (912)     2,053
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents....    (12,443)     2,191
Cash and cash equivalents, beginning of period..........     38,252     25,141
                                                          ---------  ---------
Cash and cash equivalents, end of period................  $  25,809  $  27,332
                                                          =========  =========

Supplemental information:
Cash paid during the period:
  Interest..............................................  $      --  $      --
                                                          =========  =========
  Income taxes..........................................  $     627  $   2,045
                                                          =========  =========


See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Preparation
   --------------------

     The accompanying unaudited condensed consolidated financial statements of Oak Technology, Inc. and subsidiaries ("Oak" or the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2002, included in the Oak Technology, Inc. 2002 Annual Report on Form 10-K filed with the Commission.


Reclassifications
-----------------

     Certain prior period amounts have been reclassified to conform to the current period presentation.


Derivative Instruments and Hedging Activities
---------------------------------------------

     The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign currency denominated accounts receivables or fixed sales commitments. The Company does not enter into foreign exchange contracts for speculative or trading purposes. As of September 30, 2002, the Company had short-term foreign currency exchange contracts with face values of approximately $2.5 million to purchase U.S. Dollars with Japanese Yen for accounts receivables denominated in Japanese Yen and fixed purchase commitments. The impact of recording the fair values of the forward contracts and unrealized gains or losses in the accounts receivable was not material for the periods presented.


Recently Issued Accounting Standards
------------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS 142, in the first quarter of fiscal 2003. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and discontinues the amortization of goodwill. In addition, SFAS 142 includes provisions regarding: 1) the reclassification between goodwill and identifiable intangible assets in accordance with the new definition of intangible assets set forth in Statement of Financial Accounting Standards No. 141, Business Combinations; 2) the reassessment of the useful lives of existing recognized intangibles; and 3) the testing for impairment of goodwill and other intangibles. In accordance with SFAS 142, beginning July 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. The Company expects to complete the first step of the transitional goodwill impairment test by December 31, 2002.

     Based on criteria set out in SFAS 142, the Company reclassified $0.7 million of net assets previously classified as intangible assets to goodwill resulting in total goodwill of $13.3 million as of July 1, 2002 and has discontinued its amortization. Intangible assets subject to amortization are being amortized using the straight-line method over the following useful lives: purchased technology, three to four years; and patents and tradenames, five years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS 142.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     Goodwill and intangible assets are comprised of the following (in thousands):

                                 September 30, 2002         June 30, 2002
                               ----------------------   ---------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               -------   ------------   ------   ------------
Amortized Intangible Assets:
  Purchased Technology         $21,989     $(18,089)     $21,989   $(16,444)
  Patents                        1,448         (796)       1,448       (724)
  Tradename                        684         (376)         684       (342)

Unamortized Intangible Assets:
  Goodwill (*)                  13,275           --       13,275         --
                               -------     --------      -------   --------
Total                          $37,396     $(19,261)     $37,396   $(17,510)
                               =======     ========      =======   ========


 (*) Goodwill is net of accumulated amortization immediately prior to the adoption of SFAS No. 142


     Reconciliation of net loss excluding amortization of goodwill is as follows (in thousands, except per share data):



                             Three Months Ended        Fiscal Year Ended
                               September 30,               June 30,
                            --------------------  ----------------------------
                              2002      2001       2002      2001      2000
                              ----      ----       ----      ----      ----
Net loss as reported        $(5,688)  $(6,249)   $(26,950) $(30,632) $(32,862)
  Add back amortization of
    goodwill                     --     1,399       5,179     5,179     2,589
                            -------   -------    --------  --------  --------
Total adjusted net loss     $(5,688)  $(4,850)   $(21,771) $(25,453) $(30,273)
                            =======   =======    ========  ========  ========

Basic and diluted earnings
  per share:
  As reported               $ (0.10)  $ (0.11)   $  (0.49) $  (0.56) $  (0.71)
                            =======   =======    ========  ========  ========
  As adjusted               $ (0.10)  $ (0.09)   $  (0.39) $  (0.47) $  (0.66)
                            =======   =======    ========  ========  ========

     Estimated future intangible amortization expense, based on current balances, as of September 30, 2002 is as follows (in thousands):


                 Fiscal Year                       Amount
                 -----------                       ------
                2003 (remaining nine months)       $ 3,092
                2004                                 1,555
                2005                                   213
                                                   -------
                Total                              $ 4,860
                                                   =======


     On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

significant implementation issues. The Company has adopted SFAS 144 for its fiscal year beginning July 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities'" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 for the third fiscal quarter beginning January 1, 2003 and does not expect that the adoption will have a material impact on its financial position, results of operations, or cash flows.


2. Inventories
   -----------

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                      September 30,   June 30,
                                                          2002          2002
                                                          ----          ----
     Purchased parts and work in process               $ 2,174        $ 1,056
     Finished goods                                      1,557          3,873
                                                       -------        -------
                                                       $ 3,731        $ 4,929
                                                       =======        =======


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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     The following table provides a reconciliation of the components of the basic and diluted net loss per share computations (in thousands, except per share data):

                                                          Three Months Ended
                                                            September 30,
                                                       ------------------------
                                                            2002        2001
                                                            ----        ----
Net loss from continuing operations                       $ (5,688)  $ (6,249)
                                                          ========   ========

Basic common shares                                         55,921     54,540
Effect of dilutive securities:
  Common stock options                                          --         --
                                                           -------    -------
Dilutive weighted average shares                            55,921     54,540
                                                           =======    =======

Net loss per share from continuing operations:
  Basic                                                    $ (0.10)   $ (0.11)
                                                           =======    =======
  Diluted                                                  $ (0.10)   $ (0.11)
                                                           =======    =======


     For the three month period ended September 30, 2002 and 2001, there were approximately 9,678,000 and 3,072,000 weighted average options outstanding, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these options would have had an anti-dilutive effect.


4. Share Repurchase Program
   -------------------------

     On July 29, 2002, the Company's Board of Directors approved a stock repurchase authorizing the repurchase of up to four million shares of Oak Technology common stock in the open market or privately negotiated transactions over a two-year period, unless further extended by the Board. The plan authorized but does not require the Company to repurchase all four million shares. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of the Company's common stock, general market conditions and other factors. During the quarter ended September 30, 2002, the Company repurchased 415,000 shares at an average acquisition price of approximately $3.92 per share which represents the total shares that have been repurchased to date under this program.


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

     On October 7, 2002, the Company announced that it had entered into an agreement to acquire TeraLogic, Inc., a Delaware corporation ("TeraLogic"). TeraLogic is a leading developer of video/audio processing hardware and software for digital home entertainment platforms. The acquisition, which closed on October 25, 2002, is

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

comprised of a cash payment of approximately $38 million and the assumption of approximately $12 million of TeraLogic's debt and obligations by Oak. In addition, Oak will reserve 2.3 million shares of the Company's common stock for future issuance to the employees of TeraLogic pursuant to options granted to them upon closing the transaction. The transaction will be accounted for under SFAS No. 141, "Business Combinations," using the purchase method of accounting.


6. Contingencies
   -------------

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

     On June 11, 1998, the cases were consolidated for all purposes and stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues before the International Trade Commission, initiated by Oak a second time as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of the second ITC investigation and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the Commission's determination that there was no infringement of Oak's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commission's determination that Oak's U.S. Patent No. 5,581,715 was valid and enforceable. As a result of the decision rendered by the Federal Circuit Court of Appeals, and the lifting of the stay on the consolidated action pending in the United States District Court, Northern District of California, the parties are proceeding with the litigation. The trial is scheduled to commence in February 2003.

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


7. Restructuring
   -------------

     During fiscal 2002, the Company recorded restructuring charges of $3.2 million related to the reduction in force of approximately 70 employees company wide due to the restructuring of the overall business as well as additional probable losses on a sublease where the tenant experienced financial difficulty and abandoned the facility with approximately five years remaining on the sublease. The Company expects that the remaining amounts payable under the terms of the sublease will be paid in cash by the end of fiscal 2003. All severance related amounts are expected to be paid in cash prior to March 31, 2003.

     The expenses relating to the restructuring charges are summarized as follows (in thousands):


                                      Severance  Facilities   Other     Total
                                      ---------  ----------   -----     -----
Balance, June 30, 2002                 $   384    $ 1,657    $  16    $ 2,057
Provision Recorded During
 the Quarter ended September 30, 2002       --         --       --         --
Provision Utilized During the Quarter
 ended September 30, 2002                 (122)      (306)      --       (428)
                                       -------    -------    -----    -------
Balance, September 30, 2002            $   262    $ 1,351    $  16    $ 1,629
                                       =======    =======    =====    =======



8. Segment Information
   -------------------

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

     For fiscal year 2002 and 2001, the Company has two reportable segments which offer different product lines to each of its target markets: Optical Storage Group and Imaging Group. The Optical Storage Group provides high-performance controllers for CD-ROM, CD-RW, and DVD based technologies to OEM's who serve the optical storage market. The Imaging Group provides high-performance imaging systems for the digital imaging environment, including products used in digital laser copiers and printers as well as multifunction
peripherals.   The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated. The Company does not allocate assets to its individual operating segments.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     Information about reported segment income or loss is as follows for the three months ended September 30, 2002 and 2001 (in thousands):

                                                          Three Months Ended
                                                            September 30,
                                                       ------------------------
                                                            2002        2001
                                                            ----        ----
      Net Revenues:
       Optical Storage                                    $ 17,504   $ 21,079
       Imaging                                              12,705     12,222
                                                          --------   --------
                                                          $ 30,209   $ 33,301
                                                          ========   ========

      Cost of Goods Sold and Direct Operating Expenses:
        Optical Storage                                   $ 18,064   $ 22,154
        Imaging                                              8,337      7,654
                                                          --------   --------
                                                          $ 26,401   $ 29,808
                                                          ========   ========

      Contribution Margin:
        Optical Storage                                   $   (560)  $ (1,075)
        Imaging                                              4,368      4,568
                                                          --------   --------
                                                          $  3,808   $  3,493
                                                          ========   ========


     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three months ended September 30, 2002 and 2001, is as follows (in thousands):

                                                          Three Months Ended
                                                            September 30,
                                                       ------------------------
                                                            2002        2001
                                                            ----        ----
      Contribution margin from operating segments         $  3,808   $  3,493
      Indirect operating expenses                            6,381      6,060
      Depreciation expense                                   1,897      1,652
      Amortization of intangibles                            1,751      3,428
                                                          --------   --------
      Total operating loss                                  (6,221)    (7,647)
      Non-operating income, net                              1,161      2,121
                                                          --------   --------
      Loss before income taxes                            $ (5,060)  $ (5,526)
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

     The Company maintains significant operations in the United States, United Kingdom, Germany, Taiwan and Japan. Activities in the United States consist of corporate administration, product development, logistics and worldwide sales management. Foreign operations consist of regional sales and limited board-level manufacturing and engineering support services.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


     The distribution of net revenues for the three months ended September 30, 2002 and 2001 are as follows (in thousands):

                                                          Three Months Ended
                                                            September 30,
                                                       ------------------------
                                                            2002        2001
                                                            ----        ----
      Revenue from unaffiliated customers
        originating from:
        North America                                     $  3,544   $  5,965
        Japan                                               11,608     13,697
        Korea                                                1,506      7,899
        Taiwan                                              11,108      3,297
        Philippines                                            844      1,457
        Europe                                               1,449        593
        Other                                                  150        393
                                                          --------   --------
                                                          $ 30,209   $ 33,301
                                                          ========   ========




     For the three months ended September 30, 2002, three customers accounted for 13%, 12% and 10% of total revenues, respectively. For the same period of the prior fiscal year, one customer accounted for 22% of total revenues.

     As of September 30, 2002, four customers accounted for 35%, 18%, 12% and 10% of total accounts receivable, respectively, and as of June 30, 2002, four customers accounted for 34%, 24%, 14% and 12% of total net accounts receivable, respectively.


9. Comprehensive Loss
   ------------------

     The following table presents the calculation of comprehensive loss as required by SFAS 130. The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                          Three Months Ended
                                                            September 30,
                                                       ------------------------
                                                            2002        2001
                                                            ----        ----
      Net loss                                            $ (5,688)  $ (6,249)
        Other comprehensive income:
          Change in unrealized gain on
          investments, net                                     199        729
                                                          --------   --------
      Total comprehensive loss                            $ (5,489)  $ (5,520)
                                                          ========   ========


10. Income Taxes
    ------------
     For the three months ended September 30, 2002 and 2001, the Company recorded tax expense based on actual taxes incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of Oak and its management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those discussed below under the subheading "Factors That May Affect Future Results" and elsewhere in this report. Oak undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in "Factors That May Affect Future Results" below and any subsequently filed SEC reports.

General
-------

     Oak designs, develops and markets high performance integrated semiconductors, software and platform solutions to original equipment manufacturers ("OEMs") worldwide that serve the optical storage and digital imaging equipment markets. Our digital imaging products consist of semiconductor hardware and software that enables users to print, scan, process and transmit documents to computer peripherals that perform printing functions. Our Optical Storage products consist primarily of integrated circuits and supporting software and firmware, all designed to store and distribute digital content, thereby enabling our customers to deliver cost effective, powerful systems to the end users for the home and enterprise. Our mission is to be a leading solutions provider for the storage and distribution of digital content.

     Oak's operations are currently organized along its two market-focused groups: the Optical Storage Group and the Imaging Group. With the acquisition of TeraLogic, Inc. ("TeraLogic"), Oak's future operations will be organized along three market focused groups; Optical Storage Group, Imaging Group, and TeraLogic Group.

     For the results of operations for the three months ended September 30, 2002 and 2001, the Company reported a net loss of $5.7 million and $6.2 million, respectively. The Company continues to experience the effects of decreased revenues caused by the slowdown in the PC industry as well as a decrease in overall global economic conditions. Oak continues to develop its next generation CD-RW products with its CD-RW drive manufacturer customers. However, the Company cannot predict the future level of customer acceptance of the product and the product's impact on operating results.

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

     Finally, the Company has and will continue to pursue opportunities to acquire key technology to augment its technical capabilities or achieve faster time to market as an alternative to developing such technology internally. The TeraLogic acquisition is consistent with this strategy.

     Acquisitions involve numerous risks, including difficulties in integration of the operation, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the coordination of sales, marketing and research and development; and the potential loss of key employees of the acquired company. In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance. As a result of the acquisition of TeraLogic, the Company expects to incur a charge related to in process research and development during the quarter ended December 31, 2002. The amount of this charge will be determined based on further analysis to be performed during the quarter ended December 31, 2002.

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

Results of Operations
---------------------

     Net Revenues. Net revenues decreased 9% to $30.2 million for the three
     ------------
months ended September 30, 2002 from $33.3 million in the comparable period of the prior year. The year over year decrease in revenues is a result of a number of factors including the global economic slowdown, more specifically the slowdown in PC related markets and increased competition in CD-RW business.

     Net revenues in the Optical Storage business segment were $17.5 million for the first quarter of fiscal 2003, representing a 17% decrease from the segment's net revenues of $21.1 million reported in the same period of fiscal 2002. Although controller shipments increased year over year, revenues declined in part because of declining ASP's in the range of 25% in what has become a PC market with a great deal of price and cost reduction pressure. In addition the Company stopped shipping a discrete companion AFE chip during the course of 2002 and this also accounted for approximately $3 million of the decrease in revenues year over year.

     Net revenues for the Imaging business segment were $12.7 million for the three months ended September 30, 2002, representing a 4% increase over the $12.2 million reported in the same quarter of the prior year. The slight increase is primarily the result of higher revenues related to Imaging hardware products during the quarter ended September 30, 2002 compared to the same period of the prior year. This increase was offset by a decline in software revenues of approximately $1 million due to a decline in revenues associated with developing specific print drivers for OEM manufacturers. This custom driver development business declined as manufacturers shifted toward reliance on a universal driver.

     Cost of Revenues.  Cost of revenues includes the cost of wafer
     ----------------
fabrication, assembly, and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's total gross margin increased to 56% for the quarter ended September 30, 2002, as compared to 49% during the comparable period in the prior year. Blended gross margin improved because of a higher relative mix of Imaging business and because margins improved in the Optical Storage business.

     Gross margin for the Optical Storage business segment was 42% for the first quarter of fiscal 2003 compared to 34% for the comparable quarter of the prior year. The increase in the gross margin for the Optical Storage business segment for the three months ended September 30, 2002 compared to the same period in the prior year is due to a number of factors. In the first quarter of fiscal 2002, the Company experienced a temporary yield issue on a new product being introduced that caused gross margins to decline by approximately $600,000. Absent this change, the gross margins during that period would have been 36%. In addition, there was a change in the product mix which resulted in the decrease in sales of a lower margin product during the first quarter of fiscal 2003 compared to the same period of the prior year. More specifically, the Company stopped selling a discrete AFE during the course of 2002 and this coupled with a higher mix of high margin combo product sales led to an improved gross margin.

     Gross margin for the Imaging business segment was 76% for the first quarter of fiscal 2003, representing a slight increase from the 75% reported in the same quarter of fiscal 2002. This was due to a change in the hardware product mix in which there was an increase in sales of higher margin hardware products during the quarter ended September 30, 2002 compared to the same period in the prior year.

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

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses of $13.7 million for the quarter ended September 30, 2002 increased $0.6 million, or 4%, from the $13.1 million recorded in the comparable period of the previous fiscal year. The increase was primarily attributable to a ramp in tape-out related expenses incurred during the first quarter of fiscal 2003 as a result of the progress in the development of products in the Imaging group. Research and development expenses increased as a percentage of net revenues for the three month period ended September 30, 2002 over the comparable period in the prior year due primarily to the decrease in the Company's net revenues. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: optical storage and digital imaging.

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative (SG&A) expenses increased by 6% to $7.8 million for the three months ended September 30, 2002 from $7.4 million in the comparable period of the prior year. The increase was primarily attributable to non-recurring legal expenses incurred during the period related to an ongoing litigation which we expect to continue in the next several quarters. This increase was partially offset by the decrease in sales expenses as a result of the continued decline in revenues during the quarter ended September 30, 2002. SG&A expenses increased as a percentage of net revenues for the quarter ended September 30, 2002 over the comparable period in the prior year due primarily to a decrease in the Company's net revenues.

     Amortization of Intangibles.  Amortization of intangible assets was $1.8
     ---------------------------
million for the three months ended September 30, 2002, a decrease of $1.7 million or 49% from the $3.4 million recorded in the same period of the prior fiscal year. The year over year decrease is a result of the completion of amortization of certain intangible assets as they became fully amortized as well as a result of the adoption of SFAS No. 142 for the fiscal year beginning July 1, 2002. As a result of the adoption of SFAS No. 142, the Company will no longer amortize goodwill and assembled workforce with a net carrying value of approximately $13.3 million. The remaining intangible assets of approximately $4.8 million as of September 30, 2002 will continue to amortize in accordance with SFAS No. 142 and will be completely amortized by the end of fiscal 2005.

     Other Non-operating Income.  During the first quarter of fiscal 2003, non-
     --------------------------
operating income decreased to $1.2 million from the $2.1 million recorded during the same quarter of fiscal 2002. The decline is a result of lower interest income received by the Company primarily as a result of a decrease in interest rates.

     Income Taxes.  For the first quarter of fiscal 2003 tax expense was based
     ------------
on actual taxes incurred. Management does not yet believe it is more likely than not that sufficient future taxable income will be generated to realize all of the Company's deferred tax assets. Accordingly, a full valuation allowance existed against deferred tax assets as of June 30, 2002 and September 30, 2002. No income tax benefit was recognized with respect to operating losses incurred during the first quarter of fiscal 2003.


Liquidity and Capital Resources
-------------------------------

     Since its inception, Oak has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. Oak's principal sources of liquidity as of September 30, 2002 consisted of approximately $134.3 million in cash, cash equivalents and short-term investments. As described below, this amount will be substantially reduced in the December quarter as the result of an acquisition.

     On October 25, 2002, we utilized a portion of our cash, cash equivalents and short-term investments to acquire TeraLogic, a privately held semiconductor company, in exchange for approximately $38 million in cash and the assumption of approximately $12 million of TeraLogic debts and obligations.

     Oak's working capital decreased $4.9 million to $124.3 million as of September 30, 2002 compared to $129.2 million as of June 30, 2002. The decrease was primarily attributable to a decrease in cash and short-term investments of $8.3 million offset by a net decrease in accounts payable and deferred revenues of $3.6 million during the period. Oak's short-term investments were principally invested in investment grade, interest-bearing securities.

     Oak's cash used in operating activities was $5.4 million during the quarter ended September 30, 2002 compared to cash provided by operating activities of $4.0 million for the same period of the prior fiscal year. Cash used in operating activities for the first quarter of fiscal 2002 was primarily a result of a decrease in accounts payable and accrued expenses of $6.2 million during the quarter.

     Oak's investing activities during the quarter ended September 30, 2002 used cash of $6.1 million compared to $3.8 million during the same period of the prior year. Cash used in investing activities during the current period resulted primarily from the purchase of property and equipment of $2.2 million and net purchases of short-term investments of $3.9 million.

     Oak's financing activities during the quarter ended September 30, 2002 used cash of $0.9 million compared to proceeds of $2.1 million during the same period of the prior fiscal year. The cash used by financing activities during the quarter ended September 30, 2002 was a result of the repurchase of treasury stock of $1.6 million offset by proceeds from the issuances of common stock through the exercise of employee stock options and the employee stock purchase plan of $0.7 million.

     The following table summarizes our contractual payment obligations and commitments as of June 30, 2002:


                  Payment Obligations by Year (in thousands)

                       2003    2004    2005    2006    2007    Beyond    Total
                       ----    ----    ----    ----    ----    ------    -----
Operating leases     $ 6,536   $6,308  $6,316  $6,602  $4,149  $  295   $30,206
Inventory purchase
  commitments          5,292       --      --      --      --      --     5,292
                      ------   ------  ------  ------  ------  ------   -------
  Total              $11,828   $6,308  $6,316  $6,602  $4,149  $  295   $35,498
                     =======   ======  ======  ======  ======  ======   =======


     We believe that our existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund operations over the next twelve months. If, however, during the next twelve to eighteen month period we fail to increase our revenue or are unable to reduce our expenses below our revenues, then we may be in a position where we will need to seek additional financing. However, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. However, Oak has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, other than those disclosed above or elsewhere in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and on this Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission.


Critical Accounting Policies
----------------------------

     The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the Notes to Consolidated Financial Statements which has been included in the Company's 2002 Annual Report on Form 10-K describes the significant accounting policies essential to the consolidated financial statements. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

     We recognize product revenues when an arrangement exists, delivery has occurred, the price is determinable and collection is reasonably assured. During fiscal year 2002, approximately 6% of the Company's total revenues were sold through certain distributors that are subject to agreements allowing for limited rights of exchange of up to 5% of the total amounts sold in the previous six-month period. Accordingly, we do not recognize revenue for estimated returns from all amounts sold to these distributors until the right of exchange has expired.

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

     Restructuring Charges for Severance and Facility Abandonment have been accrued based on specific plans for cost reduction that are established by management prior to the end of the quarter. The severance accrual is tied to a plan that is generally specific by person or position that will be eliminated. The facility abandonment reserve is established by estimating how long a facility may be vacant and under what market based terms might it be released. Estimates for each given facility generally range from $200,000 to $800,000. We have three facilities we are attempting to sublease at this time with a resulting reserve of $1.4 million as of September 30, 2002. Some portion of these reserves may prove to be too little, or in excess, which could result in an adjustment to restructuring reserves in a future quarter. In general, we expect that these reserves will be used as payments are made for rent on these abandoned facilities. At this time we do not expect any additional adjustments to be material to the Company's operating results.

     In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At September 30, 2002, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves going forward.


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

     In the optical storage market, our performance is highly dependent upon the successful development and timely introduction of our next generation CD-RW controller, Combo (combination DVD and CD-RW) and DVD RW controller products.
A variety of standards and formats are being proposed in this market, making it difficult to develop products to market requirements, and making it even more difficult for the market to develop. In the digital office market, our performance depends on our ability to successfully develop embedded imaging processing SOC solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips for multifunction peripherals. Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices. Some of our competitors have the capacity to supply these solutions, and some of their solutions are well received in the marketplace.
We face the challenges of developing products that will require greater color and image complexity capability including web-based documents, and to work with higher performing devices in networked environments. If we are unable to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market, our future results of operations could differ materially from current expectations.

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

     Oak May Make Future Acquisitions or Enter into Joint Ventures That May Not
     --------------------------------------------------------------------------
Be Successful.  As part of its business strategy, Oak may investigate and may
-------------
thereafter acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand its business. In October 2002, Oak acquired TeraLogic Inc. Acquisitions involve numerous risks and costs including:

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

     Oak Will Depend on Key Personnel to Manage Its Business, and the Loss of
     ------------------------------------------------------------------------
Any Key Personnel Could Seriously Harm Its Business.  Our future performance
---------------------------------------------------
depends, to a significant degree, on the retention and contribution of members of Oak's senior management as well as other key personnel including highly skilled engineering and technical employees. In particular, it is important for Oak to retain the services of Young K. Sohn, our current chairman and chief executive officer. We continue to recruit financial, technical and operational personnel. Competition for these people is intense, and we may not be able to attract and retain qualified replacements or additional technical or operational personnel. We may not be successful in finding suitable replacements for any senior management personnel who may leave Oak.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of Oak's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, Oak may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are re-measured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of Oak's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. Our strategy is to minimize its non-functional currency net assets or net liabilities in our foreign subsidiaries. Our policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of September 30, 2002, Oak had foreign currency forward exchange contracts to exchange Yen for approximately $2.5 million. Oak uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at September 30, 2002, the effect on our consolidated financial statements would not be material. However, there could be a material effect on our financial statements in the future.

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

     Due to the short maturities of its investments, the carrying values generally approximate the fair value. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002, the decline in the fair value of the portfolio would not be material. Further, Oak has the ability to hold its fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in income or cash flows.


ITEM 4.    CONTROLS AND PROCEDURES
------     -----------------------

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION
          -----------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

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

     On June 11, 1998, the cases were consolidated for all purposes and stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues before the International Trade Commission, initiated by Oak a second time as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of the second ITC investigation and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the Commission's determination that there was no infringement of Oak's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commission's determination that Oak's U.S. Patent No. 5,581,715 was valid and enforceable. As a result of the decision rendered by the Federal Circuit Court of Appeals, and the lifting of the stay on the consolidated action pending in the United States District Court, Northern District of California, the parties are proceeding with the litigation. The trial is scheduled to commence in February 2003.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)  The following exhibits are filed as part of this report:



  Exhibit
  Number                     Exhibit Title
  ------                     -------------
  10.1    Retention and Severance Plan for the Chief Executive Officer (a)
  10.2    Agreement of Plan Participation (a)
  10.3    Retention and Severance Plan for Executives (b)
  10.4    Agreement of Plan Participation (b)


     (a) The agreement was entered into by Young K. Sohn
     (b) The agreement was entered into by Barry Cornell, Simon Dolan, John Edmunds, Robert Lensch, David Power, John Squire, Dawn Thompson, and Francis Yu

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

     On October 8, 2002, the Company filed a report on Form 8-K to report that Oak Technology, Inc. had entered into an Agreement and Plan of Merger with Optic Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Oak and TeraLogic, Inc., a Delaware corporation ("TeraLogic"). Pursuant to the Agreement, Oak will acquire all of the issued and outstanding capital stock of TeraLogic through the merger of Optic Acquisition Corp. with and into TeraLogic.

      On October 30, 2002, the Company filed a report on Form 8-K to report that Oak Technology, Inc. had completed the acquisition of TeraLogic.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    OAK TECHNOLOGY, INC.
                                                        (Registrant)




Date: November 14, 2002
                                                /s/     JOHN S. EDMUNDS
                                                ------------------------------
                                                       John S. Edmunds
                                           Senior Vice President of Finance and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                     Accounting Officer)

                                CERTIFICATIONS

I, Young K. Sohn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oak Technology, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



    By:        /s/  Young K. Sohn
              ------------------------------
    Name:     Young K. Sohn
    Title:    Chairman of the Board of Directors, President
              and Chief Executive Officer
    Date:     November 14, 2002

I, John S. Edmunds, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oak Technology, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



    By:       /s/  John S. Edmunds
              ------------------------------
    Name:     John S. Edmunds
    Title:    Senior Vice President of Finance and Chief Financial Officer
    Date:     November 14, 2002

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Young K. Sohn, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Oak Technology, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Oak Technology, Inc.



                                    By:    /s/  Young K. Sohn
                                           ------------------------------
                                    Name:  Young K. Sohn

                                           Title: Chairman of the Board of
                                           Directors, President and Chief
                                           Executive Officer

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER

          PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, John S. Edmunds, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Oak Technology, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Oak Technology, Inc.




                                    By:    /s/  John S. Edmunds
                                           ---------------------------------
                                    Name:  John S. Edmunds
                                    Title: Senior Vice President of Finance and
                                           Chief Financial Officer

                                Exhibit Index


  Exhibit
  Number                         Description
  ------                         -----------
   10.1   Retention and Severance Plan for the Chief Executive Officer (a)
   10.2   Agreement of Plan Participation (a)
   10.3   Retention and Severance Plan for Executives (b)
   10.4   Agreement of Plan Participation (b)

    (a) The agreement was entered into by Young K. Sohn
    (b) The agreement was entered into by Barry Cornell, Simon Dolan, John
        Edmunds, Robert Lensch, David Power, John Squire, Dawn Thompson, and
        Francis Yu
