Form 10-Q
period 2002-12-31
OAK TECHNOLOGY INC
filed 2003-02-14
CIK 824225

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2002

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


                                 -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]



As of February 12, 2003, there were outstanding 56,045,238 shares of the Registrant's Common Stock, par value $0.001 per share.


===============================================================================

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                    For the Quarter Ended December 31, 2002


                                                                          Page
                                                                           No.
                                                                           ---
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of December 31,
           2002 and June 30, 2002..........................................  3

         Condensed Consolidated Statements of Operations for the Three
           Months and Six Months Ended December 31, 2002 and 2001..........  4

         Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended December 31, 2002 and 2001.........................  5

         Notes to Condensed Consolidated Financial Statements..............  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 37

Item 4.  Controls and Procedures........................................... 37


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 38

Item 4.  Submission of Matters to a Vote of Security Holders............... 40

Item 5.  Other Events...................................................... 41

Item 6.  Exhibits and Reports on Form 8-K.................................. 41

Signatures................................................................. 42



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (Unaudited)


                                                       December 31,   June 30,
                                                          2002         2002
                                                          ----         ----
    ASSETS
Current assets:
  Cash and cash equivalents............................ $  15,990    $  38,252
  Short-term investments...............................    64,394      104,414
  Accounts receivable, net of allowance for doubtful
    accounts of $3,704 and $3,604, respectively........    10,485       10,096
  Inventories..........................................     3,883        4,929
  Prepaid expenses and other current assets............     5,583        5,535
                                                        ---------    ---------
      Total current assets.............................   100,335      163,226
Property and equipment, net............................    23,100       18,961
Intangible assets, net.................................    33,476        6,611
Goodwill...............................................    27,084       13,275
Other assets...........................................     1,466          803
                                                        ---------    ---------
Total assets........................................... $ 185,461    $ 202,876
                                                        =========    =========


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $   8,688    $  14,065
  Accrued expenses.....................................    25,981       16,951
  Deferred revenue.....................................     5,105        2,970
                                                        ---------    ---------
     Total current liabilities.........................    39,774       33,986
Other long-term liabilities............................     5,070          899
                                                        ---------    ---------
Total liabilities......................................    44,844       34,885
                                                        ---------    ---------

Contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; none issued and outstanding as of
    December 31, 2002 and June 30, 2002................        --           --
  Common stock, $0.001 par value; 130,000,000 shares
    authorized at December 31, 2002 and June 30, 2002;
    60,514,733 shares issued and 55,802,253 shares
    outstanding as of December 31, 2002; and 60,285,392
    shares issued and 55,987,912 shares outstanding as
    of June 30, 2002...................................        61           60


Additional paid-in capital.............................   251,576      246,587
Treasury stock.........................................   (24,902)     (23,273)
Accumulated other comprehensive income.................       899        1,028
Deferred stock compensation............................    (1,976)          --
Accumulated deficit....................................   (85,041)     (56,411)
                                                        ---------    ---------
     Total stockholders' equity........................   140,617      167,991
                                                        ---------    ---------
Total liabilities and stockholders' equity............. $ 185,461    $ 202,876
                                                        =========    =========


See accompanying notes to consolidated financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                       -------------------  ------------------
                                         2002       2001      2002      2001
                                         ----       ----      ----      ----
Revenues:
  Product revenues..................... $ 19,743  $ 28,318  $ 42,157  $ 53,885
  Software and other revenues...........   8,657     7,970    16,452    15,704
                                        --------  --------  --------  --------
    Total revenues.....................   28,400    36,288    58,609    69,589
                                        --------  --------  --------  --------
Cost of revenues and operating
  expenses:
  Cost of product revenues.............    9,854    17,213    20,819    32,905
  Cost of software and other revenues..    1,624       731     3,832     2,097
  Research and development expenses....   16,994    12,901    30,681    26,006
  Selling, general and administrative
    expenses...........................   10,373     7,737    18,192    15,094
  Amortization of intangibles..........    2,759     3,046     4,510     6,474
  Restructuring charge.................    3,161     2,028     3,161     2,028
  Acquisition related charges..........    7,754        --     7,754        --
                                        --------  --------  --------  --------
    Total cost of revenues and
      operating expenses...............   52,519    43,656    88,949    84,604
                                        --------  --------  --------  --------
      Operating loss...................  (24,119)   (7,368)  (30,340)  (15,015)
Non-operating income, net..............    1,760     1,512     2,921     3,633
                                        --------  --------  --------  --------
      Loss before income taxes.........  (22,359)   (5,856)  (27,419)  (11,382)
Income taxes...........................      583       408     1,211     1,131
                                        --------  --------  --------  --------
      Net loss......................... $(22,942) $ (6,264) $(28,630) $(12,513)
                                        ========  ========  ========  ========

Net loss per basic share............... $  (0.41) $  (0.11) $  (0.51) $  (0.23)
                                        ========  ========  ========  ========

Net loss per diluted share............. $  (0.41) $  (0.11) $  (0.51) $  (0.23)
                                        ========  ========  ========  ========

Shares used in computing basic net loss
  per share............................   55,802    55,027    55,857    54,784
                                        ========  ========  ========  ========

Shares used in computing diluted net
  loss per share.......................   55,802    55,027    55,857    54,784
                                        ========  ========  ========  ========


See accompanying notes to consolidated financial statements.


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                         Six Months Ended
                                                            December 31,
                                                      -----------------------
                                                          2002         2001
                                                          ----         ----
Cash flows from operating activities:
  Net loss.............................................. $ (28,630)  $ (12,513)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization.....................     8,835       9,830
      Amortization of deferred stock compensation.......        82          --
      In-process research and development...............     6,960          --
      Loss on disposal of property and equipment........        94          85
      Changes in operating assets and liabilities:
        Accounts receivable.............................     1,782       3,312
        Inventories.....................................     3,569         782
        Prepaid expenses, other current assets and other
          assets........................................     2,468       1,860
        Accounts payable and accrued expenses...........    (9,435)      3,385
        Deferred income taxes, deferred revenue and
          other liabilities.............................     2,092        (100)
                                                         ---------   ---------
          Net cash provided by (used in) operating
            activities..................................   (12,183)      6,641
                                                         ---------   ---------

Cash flows from investing activities:
  Purchases of short-term investments...................   (85,119)    (43,586)
  Proceeds from matured short-term investments..........   125,010      39,276
  Additions to property and equipment...................    (4,649)     (5,275)
  Acquisition of Accel, net of cash acquired............        --      (3,238)
  Acquisition of TeraLogic, net of cash acquired........   (44,959)         --
                                                         ---------   ---------
          Net cash used in investing activities             (9,717)    (12,823)
                                                         ---------   ---------

Cash flows from financing activities:
  Treasury stock acquisitions...........................    (1,629)         --
  Issuance of common stock, net.........................     1,267       3,774
                                                         ---------   ---------
          Net cash provided by (used in) financing
            activities..................................      (362)      3,774
                                                         ---------   ---------

Net decrease in cash and cash equivalents...............   (22,262)     (2,408)
Cash and cash equivalents, beginning of period..........    38,252      25,141
                                                         ---------   ---------
Cash and cash equivalents, end of period................ $  15,990   $  22,733
                                                         =========   =========

Supplemental information:
Cash paid during the period:
  Income taxes.......................................... $   1,187   $   2,360
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


Derivative Instruments and Hedging Activities
---------------------------------------------

     The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign currency denominated accounts receivables or fixed sales commitments. The Company does not enter into foreign exchange contracts for speculative or trading purposes. As of December 31, 2002, the Company did not have any foreign currency exchange contracts outstanding.


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

     In accordance with SFAS 142, beginning July 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment on at least an annual basis and upon the initial adoption of SFAS No. 142. This impairment review involves a two-step process as follows:

Step 1 - The Company compares the fair value of its reporting units to the carrying value, including goodwill of each of those units. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. For each reporting unit where the fair value is less than the carrying value, including goodwill, the Company must perform Step 2.

Step 2 - The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. The Company then compares the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


     The Company performed Step 1 of the goodwill impairment analysis required by SFAS 142 as of July 1, 2002 during the quarter ended December 31, 2002 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. For purposes of this analysis, the Company defines reporting units as its operating segments, or where the Company so measures, a lower level unit or component that more discretely measures the results of an acquired business within an operating segment. For instance the Company measures the Imaging Business Segment in two discrete components, the Hardware group and the Software group. The Company's other operating segments do not have subcomponents. The fair value of the reporting units was estimated using the average of the expected present value of future cash flows and of the market multiple value. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company's reporting units below their carrying amounts.

     Based on criteria set out in SFAS 142, the Company reclassified $0.7 million of net assets previously classified as acquired workforce to goodwill resulting in total goodwill of $13.3 million as of July 1, 2002. Intangible assets subject to amortization are being amortized using the straight-line method over the following useful lives: purchased technology, three to five years; patents, five years; and tradenames and others, one to five years. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS 142.

     Goodwill and intangible assets are comprised of the following (in thousands):


                             December 31, 2002    June 30, 2002
                             -----------------    -------------
                      Gross Carrying  Accumulated  Gross Carrying  Accumulated
                           Amount     Amortization     Amount      Amortization
                           ------     ------------     ------      ------------
Amortized intangible
  assets:
  Purchased technology   $  50,369     $ (20,679)    $  21,989      $ (16,444)
  Patents                    1,448          (868)        1,448           (724)
  Tradename and others       3,679          (473)          684           (342)

Unamortized intangible
  assets:
  Goodwill (*)              27,084            --        13,275             --
                         ---------     ---------     ---------      ---------
Total                    $  82,580     $ (22,020)    $  37,396      $ (17,510)
                         =========     =========     =========      =========


     (*) Goodwill is net of accumulated amortization immediately prior to the adoption of SFAS No. 142


     Reconciliation of net loss excluding amortization of goodwill is as follows (in thousands, except per share data):


                                    Three Months Ended     Six Months Ended
                                        December 31,          December 31,
                                    --------------------  --------------------
                                      2002       2001       2002       2001
                                      ----       ----       ----       ----
Net loss as reported                    $(22,942) $ (6,264) $(28,630) $(12,513)
  Add back amortization of goodwill          --      1,294        --     2,693
                                        --------  --------  --------  --------
Total adjusted net loss                 $(22,942) $ (4,970) $(28,630) $ (9,820)
                                        ========  ========  ========  ========

Basic and diluted earnings per share:
  As reported                           $  (0.41) $  (0.11) $  (0.51) $  (0.23)
                                        ========  ========  ========  ========

  As adjusted                           $  (0.41) $  (0.09) $  (0.51) $  (0.18)
                                        ========  ========  ========  ========


                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

                                             Fiscal Year Ended
                                                   June 30,
                                   ---------------------------------------
                                      2002           2001          2000
                                      ----           ----          ----
Net loss as reported                $ (26,950)    $ (30,632)    $ (32,862)
  Add back amortization of goodwill     5,179         5,179         2,589
                                    ---------     ---------     ---------
Total adjusted net loss             $ (21,771)    $ (25,453)    $ (30,273)
                                    =========     =========     =========

Basic and diluted earnings per share:
  As reported                       $   (0.49)    $   (0.56)    $   (0.71)
                                    =========     =========     =========

  As adjusted                       $   (0.39)    $   (0.47)    $   (0.66)
                                    =========     =========     =========




     Estimated future intangible amortization expense, based on current balances, as of December 31, 2002 is as follows (in thousands):



     Fiscal Year                                            Amount
     -----------                                            ------
     2003 (remaining six months)                            $ 4,929
     2004                                                     8,166
     2005                                                     6,263
     2006                                                     6,050
     2007                                                     6,050
     2008                                                     2,018
                                                            -------
     Total                                                  $33,476
                                                            =======



     The changes in the carrying amount of goodwill for the six months ended December 31, 2002 are as follows (in thousands):


                               Optical
                               Storage   Imaging   TeraLogic     Total
                               -------   -------   ---------     -----
Balance at June 30, 2002       $ 3,113   $ 10,162   $     --    $ 13,275
Acquisition                         --         --     13,809      13,809
                               -------   --------   --------    --------
Balance at December 31, 2002   $ 3,113   $ 10,162   $ 13,809    $ 27,084
                               =======   ========   ========    ========


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

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material impact on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-
Based Compensation, Transition and Disclosure."   SFAS No. 148 provides
alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


2. Inventories
   -----------

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):


                                                       December 31,   June 30,
                                                          2002         2002
                                                          ----         ----
Purchased parts and work in process                     $   1,676    $   1,056
Finished goods                                              2,207        3,873
                                                        ---------    ---------
                                                        $   3,883    $   4,929
                                                        =========    =========



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

                                    Three Months Ended     Six Months Ended
                                        December 31,          December 31,
                                    --------------------  --------------------
                                      2002       2001       2002       2001
                                      ----       ----       ----       ----
Net loss from continuing operations     $(22,942) $ (6,264) $(28,630) $(12,513)

Basic common shares                       55,802    55,027    55,857    54,784
Effect of dilutive securities:
  Common stock options                        --        --        --        --
                                        --------  --------  --------  --------
Dilutive weighted average shares          55,802  5  5,027    55,857    54,784
                                        ========  ========  ========  ========

Net loss per share from continuing
  operations:

  Basic                                 $  (0.41) $  (0.11) $  (0.51) $  (0.23)
                                        ========  ========  ========  ========

  Diluted                               $  (0.41) $  (0.11) $  (0.51) $  (0.23)
                                        ========  ========  ========  ========


     For the three and six month periods ended December 31, 2002, there were approximately 12,471,000 and 10,039,000 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these shares would have had an anti-dilutive effect.

     Similarly, for the three and six month periods ended December 31, 2001, there were approximately 2,033,000 and 2,496,000 anti-dilutive weighted shares, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these options would have had an anti-dilutive effect.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

4. Stockholder's Equity and Stock Repurchase Program
   -------------------------------------------------

     On July 29, 2002, the Company's Board of Directors approved a stock repurchase authorizing the repurchase of up to four million shares of Oak Technology common stock in the open market or privately negotiated transactions over a two-year period, unless further extended by the Board. The plan authorized but does not require the Company to repurchase all four million shares. The number of shares to be purchased and the timing of purchases will be based on several conditions, including the price of the Company's common stock, general market conditions and other factors. During the six months period ended December 31, 2002, the Company repurchased 415,000 shares at an average acquisition price of approximately $3.92 per share which represents the total shares that have been repurchased to date under this program.

     The Company's Chief Executive Officer paid $550,000 to the Company in December 2002 as reimbursement under Section 16(b) of the Securities Exchange Act of 1934. The executive determined to make the payment, resulting from an inadvertent profit in his sale and purchase of Company shares in 2002, without admitting liability for a violation and in order to resolve the matter without the expense and diversion of litigation. The Board of Directors approved the settlement as fair, reasonable and adequate.


5. Acquisitions
   ------------

     On October 25, 2002, Oak concluded the acquisition of TeraLogic, Inc. ("TeraLogic") pursuant to an acquisition agreement entered into on October 7, 2002. The acquisition is comprised of a cash payment of approximately $38 million, the repayment of a debt obligation of approximately $5 million, and the assumption of approximately $4 million of TeraLogic's debt and obligations by Oak. In addition, Oak reserved approximately 2.3 million shares of the Company's common stock for future issuance to the employees of TeraLogic pursuant to options granted to them upon closing the transaction. The transaction is accounted for under SFAS No. 141, "Business Combinations," using the purchase method of accounting and accordingly the results of operations of TeraLogic have been included in the Company's financial statements since the date of acquisition.

     The unaudited pro forma combined financial statements reflect an estimated purchase price of approximately $49.2 million, as follows (in thousands):

Cash payments                                  $  43,045
Fair value of stock options granted                3,723
Acquisition costs                                  2,473
                                               ---------
Total consideration                            $  49,241
                                               =========


     Non-qualified options to purchase approximately 2.3 million shares of Oak common stock with a term of ten years were granted to TeraLogic employees as part of the acquisition and the corresponding fair value of these options of $3.7 million was included in the purchase price. The fair value of stock options was determined using the Black-Scholes option pricing model, applying a weighted average expected life of 5.4 years, a weighted average risk-free rate of 4.37%, an expected dividend yield of zero percent, a volatility of 92% and a fair value of $2.04 per share. The intrinsic value of these unvested options, totaling approximately $2.1 million, has been recorded as Deferred Stock Compensation and will be amortized over the vesting period of 50 months on a straight line basis.

     Acquisition costs include $1.1 million of payments to certain shareholders of TeraLogic for covenants not to compete, $1.0 million of investment banker fees and $0.4 million of legal and accounting fees.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

     The final purchase price allocation will be determined upon finalization of the closing balance sheet, finalization of estimates for direct acquisition costs and a comprehensive final evaluation of the fair value of all assets and liabilities. The purchase price allocation, which is subject to change based on the Company's final analysis, is as follows (in thousands):


Net Liabilities Acquired                          $    (960)
Customer Advance Assumed                             (4,000)
Deferred Stock Compensation                           2,058
In-Process Research and Development                   6,960
Intangible Assets                                    31,375
Goodwill                                             13,808
                                                  ---------
                                                  $  49,241
                                                  =========


     The following table summarizes the estimated fair value of the tangible assets acquired and liabilities assumed at the date of acquisition (in thousands):


Cash and short-term investments	           $     559
Other current assets	                           4,187
Inventory	                                       2,523
Property, plant and equipment	                     3,909
Other assets	                                   125
Current liabilities 	                         (12,263)
                                               ---------
Net liabilities acquired	                 $    (960)
                                               =========


     Tangible assets were valued at their respective carrying amounts as the Company believes that these amounts approximate their current fair values. The valuation of the acquired intangible assets which was based on management's estimates and considered various factors including appraisals, resulted in a value of purchased technology of approximately $28.4 million, trademarks and others of approximately $1.9 million and covenants not to compete of approximately $1.1 million. Purchased technology and trademarks and others will be amortized over their estimated useful lives of 5 years and the covenants not to compete will be amortized over their useful lives of 12 to 18 months. In accordance with SFAS 142, goodwill of approximately $13.8 million is not amortized and will be tested for impairment at least annually.

     As a result of the acquisition of TeraLogic, the Company incurred acquisition related charges of approximately $7.8 million during the quarter ended December 31, 2002 which includes an in-process research and development charge of $7.0 million and amortization of deferred stock compensation and other deferred compensation attributable to the acquisition of TeraLogic of $0.8 million.

     Approximately $7.0 million of the purchase price represents the estimated fair value of an acquired in-process research and development project that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. The Company expects that the technology will be successfully completed by the fourth quarter of fiscal 2003 with approximately $4 million in remaining costs. At the time of acquisition, TeraLogic had one material project in process, Generation 9, an integrated System on a Chip that integrates a previous generation of the technology with a new Audio DSP Core as well as a MIPS 64 bit processor and certain other video processing features. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the Generation 9 project once commercially viable, discounting the net cash flows back to their present value using a discount rate of 23%. This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes.
These estimates did not take into account any potential synergies that could be realized as a result of the acquisition. Revenues for Generation 9 and the incremental core technology developed are expected to commence in the fourth quarter of fiscal 2003 and extend through 2009. We based our revenue projections on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

     As of December 31, 2002, the Company has incurred approximately $1.6 million of the estimated $4 million in remaining costs to complete the development of the Generation 9 project. As of December 31, 2002, there have been no material variations from the underlying assumptions that were used in the original computation of the acquired in-process research and development amount.

     The following unaudited pro forma financial information presents the combined results of operations of Oak and TeraLogic as if the acquisition had occurred as of the beginning of fiscal 2002 and 2003, after giving effect to certain adjustments, including amortization of intangibles. The in-process research and development charge of $7.0 million is not reflected in the unaudited pro forma combined condensed statement of operations. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                       -------------------  ------------------
                                         2002       2001      2002      2001
                                         ----       ----      ----      ----
In thousands except for per
  share data:
  Pro forma revenues                    $ 29,333  $ 38,830  $ 64,643  $ 75,204
                                        ========  ========  ========  ========

  Pro forma net loss                    $(25,320) $(14,207) $(37,606) $(28,383)
                                        ========  ========  ========  ========

Pro forma basic and diluted loss
  per share                             $  (0.45) $  (0.26) $  (0.67) $  (0.52)
                                        ========  ========  ========  ========


     On July 5, 2001, the Company acquired privately held Accel Technology, K.K. ("Accel") a Company based in Osaka, Japan which develops the mechanical construction and design of computers and relevant equipment, such as CD-R/RW drives and DVD players. This acquisition allows Oak to move more quickly into the consumer space by providing turnkey platforms to consumer electronics customers to minimize their development efforts. The Company paid approximately $3.2 million in cash for all the outstanding common shares and stock options of Accel. The transaction has been accounted for under SFAS No. 141, "Business Combinations," using the purchase method of accounting. The results of operations of Accel have been included in the results of Oak's consolidated financial statements from July 12, 2001. The historical operations of Accel are not material to the financial position or results of operations of the Company; therefore, no pro forma information is presented. The acquisition resulted in goodwill of approximately $3.1 million, which will not be amortized in accordance with the provisions of SFAS 142.


6. Contingencies
   -------------

     Oak and various of its directors and former officers are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired Oak common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. This state court proceeding, designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 was filed in Santa Clara County Superior Court in Santa Clara,

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

California. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. The plaintiffs sought unspecified monetary damages. The court dismissed all claims except the California Corporations Code Sections 25400/25500 cause of action against Oak and four former officers. On August 5, 2000 the court granted defendant's motion for summary judgment and entered judgment in favor of Oak and the former officers. The plaintiffs appealed the court's decisions. On February 3, 2003, the Sixth District Court of Appeals affirmed the trail court's dismissal. Based on its current information, Oak believes this suit to be without merit and will continue to defend its position vigorously. Although it is a remote possibility, the rulings may be overturned by the California Supreme Court and Oak may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

     On June 11, 1998, the cases were consolidated for all purposes and stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues before the International Trade Commission, initiated by Oak a second time as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of the second ITC investigation and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the Commission's determination that there was no infringement of Oak's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commission's determination that Oak's U.S. Patent No. 5,581,715 was valid and enforceable. As a result of the decision rendered by the Federal Circuit Court of Appeals, and the lifting of the stay on the consolidated action pending in the United States District Court, Northern District of California, the parties are proceeding with the litigation. The trial was scheduled to commence in February 2003; based on the complex technical issues in the case the judge postponed the February trial in order to secure a Court appointed technical expert to assist the judge in understanding the technical merits of the case. Currently, no new trial date has been set.

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

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)



7. Restructuring
   -------------

     During the quarter ended December 31, 2002, the Company recorded restructuring expenses of $3.2 million related to the reduction in force of approximately 20 employees due to the initiation of the restructuring of the Optical Storage business, an adjustment of a loss on lease of a previously abandoned leased office space, and the impairment of two additional existing facilities owned and held for sale by the Company. The impairment charge of $1.4 million attributable to facilities owned and held for sale by the Company is a result of a decline in fair market value compared to the net book value. This amount is expected to offset the estimated loss to be incurred by the Company on the disposal of the two facilities within the next twelve-month period. The adjustment of a loss on lease of a previously abandoned leased office space was updated during the quarter ended December 2002 due to a change in circumstances, specifically the continued slow down of the economy after a one year period which resulted in a more likely outcome of a significant reduction of potential sublease rental rates during the remaining lease term of 42 months.

This resulted in a charge of $1.2 million during the second quarter of fiscal 2003 which is expected to reduce the remaining loss on lease net of any expected sub-lease income.

     During the second quarter of fiscal 2002, Oak recorded restructuring charges of $2.0 million related to the reduction in force due to the restructuring of the overall business and the planned abandonment of an existing office space. This represented the reduction in force of approximately 30 employees.

     The expenses relating to the restructuring charges are summarized as follows (in thousands):


                                       Severance  Facilities   Other    Total
                                       ---------  ----------   -----    -----
Balance, June 30, 2002                  $   384     $ 1,657    $  16   $ 2,057

Provision recorded during the six
  month period ended December 31, 2002      585       2,576       --     3,161
Provision utilized during the six month
  period ended December 31, 2002           (224)     (2,042)      --    (2,266)
                                        -------     -------    -----   -------
Balance, December 31, 2002              $   745     $ 2,191    $  16   $ 2,952
                                        =======     ======     =====   =======


     All remaining balances at December 31, 2002 are expected to be paid out in cash. Amounts related to facilities will be paid over the lease terms through June 2006 and the remaining amounts are expected to be paid by the end of fiscal 2003.


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

     For fiscal year 2002 and 2001, the Company had two reportable segments which offer different product lines to each of its target markets: Optical Storage Group and Imaging Group. The Optical Storage Group provides high-performance controllers for CD-ROM, CD-RW, and DVD based technologies to OEM's who serve the optical storage market. The Imaging Group provides high-performance imaging systems for the digital imaging environment, including products used in digital laser copiers and printers as well as multifunction
peripherals.   As a result of the acquisition of TeraLogic on October 25, 2002, the Company has added a third reportable segment starting in the second quarter of fiscal 2003, the TeraLogic Group. The TeraLogic Group provides products used in advanced video/audio and display processing technology for digital TV, HDTV, and personal digital video recorders (PVR). The Company evaluates operating segment performance based on net revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. No segments have been aggregated. The Company does not allocate assets to its individual operating segments.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)

     Information about reported segment income or loss is as follows for the three and six months ended December 31, 2002 and 2001 (in thousands):

                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                       -------------------  ------------------
                                         2002       2001      2002      2001
                                         ----       ----      ----      ----
Net Revenues:
  Optical Storage                       $ 11,825  $ 24,747  $ 29,329  $ 45,826
  Imaging                                 12,295    11,541    25,000    23,763
  TeraLogic                                4,280        --     4,280        --
                                        --------  --------  --------  --------
                                        $ 28,400  $ 36,288  $ 58,609  $ 69,589
                                        ========  ========  ========  ========

Cost of Goods Sold and Direct
  Operating Expenses:
  Optical Storage                       $ 15,885  $ 22,456  $ 33,949  $ 44,610
  Imaging                                  7,568     7,319    15,905    14,973
  TeraLogic                                4,912        --     4,912        --
                                        --------  --------  --------  --------
                                        $ 28,365  $ 29,775  $ 54,766  $ 59,583
                                        ========  ========  ========  ========
Contribution Margin:
  Optical Storage                       $ (4,060) $  2,291  $ (4,620) $  1,216
  Imaging                                  4,727     4,222     9,095     8,790
  TeraLogic                                 (632)       --      (632)       --
                                        --------  --------  --------  --------
                                        $     35  $  6,513  $  3,843  $ 10,006
                                        ========  ========  ========  ========

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six months ended December 31, 2001 and 2000, is as follows (in thousands):

                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                       -------------------  ------------------
                                         2002       2001      2002      2001
                                         ----       ----      ----      ----
Contribution margin from operating
  segments                              $     35  $  6,513  $  3,843  $ 10,006
  Indirect operating expenses              8,052     7,103    14,433    13,163
  Depreciation expense                     2,428     1,704     4,325     3,356
  Amortization of intangibles              2,759     3,046     4,510     6,474
  Restructuring charge                     3,161     2,028     3,161     2,028
  Acquisition related charges              7,754        --     7,754        --
                                        --------  --------  --------  --------
Total operating loss                     (24,119)   (7,368)  (30,340)  (15,015)
  Non-operating income, net                1,760     1,512     2,921     3,633
                                        --------  --------  --------  --------
Loss before income taxes                $(22,359) $ (5,856) $(27,419) $(11,382)
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

     The distribution of net revenues for the three and six months ended December 31, 2002 and 2001 are as follows (in thousands):


                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                       -------------------  ------------------
                                         2002       2001      2002      2001
                                         ----       ----      ----      ----
Revenue from unaffiliated customers
  originating from:
  North America                         $  6,010  $  4,423  $  9,553  $ 10,388
  Japan                                   10,334    14,023    21,944    27,720
  Korea                                    1,908     7,097     3,413    14,996
  Taiwan                                   8,428     4,516    19,537     7,813
  Philippines                                911     5,460     1,755     5,460
  Europe                                     717       394     2,165       987
  Other                                       92       375       242     2,225
                                        --------  --------  --------  --------
                                        $ 28,400  $ 36,288  $ 58,609  $ 69,589
                                        ========  ========  ========  ========


     For the three months ended December 31, 2002, one customer accounted for 15% of total revenues. For the same period of the prior fiscal year, three customers accounted for 19%, 15% and 12% of total revenues, respectively.

     For the six months ended December 31, 2002 two customers accounted for 14% and 11% of total revenues, respectively. For the same period of the prior fiscal year two customers accounted for 20% and 10% of total revenues, respectively.

     As of December 31, 2002, two customers accounted for 33% and 14% of total net accounts receivable, respectively, and as of June 30, 2002, four customers accounted for 34%, 24%, 14% and 12% of total net accounts receivable, respectively.

                     OAK TECHNOLOGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (Unaudited)


9. Comprehensive Loss
   ------------------

     The following table presents the calculation of comprehensive loss as required by SFAS 130. The components of comprehensive loss, net of tax, are as follows (in thousands):

                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                       -------------------  ------------------
                                         2002       2001      2002      2001
                                         ----       ----      ----      ----
Net loss                                $(22,942) $ (6,264) $(28,630) $(12,513)
  Other comprehensive income (loss):
  Change in unrealized gain on
    investments, net                        (328)    1,416      (129)    2,145
                                        --------  --------  --------  --------
Total comprehensive loss                $(23,270) $ (4,848) $(28,759) $(10,368)
                                        ========  ========  ========  ========


10. Income Taxes
    ------------

     For the three and six months ended December 31, 2002 and 2001, the Company recorded tax expense based on actual taxes incurred.


11. Subsequent Events
    -----------------

          On February 5, 2003, Oak announced that it had signed a definitive agreement with Sunplus Technology Co. Ltd., a publicly held fabless semiconductor company focused on the consumer market, based in Taiwan. Under the terms of the Agreement, Oak will transfer its Optical Storage business and certain optical storage assets to Sunplus in return for approximately $30 million, comprised of $16 million in cash and shares of Sunplus common stock having a value of $14 million. Sunplus shares are traded on the Taiwan Stock Exchange. The agreement contemplates that at Closing, Oak and Sunplus would enter into a number of ancillary agreements on mutually agreeable terms, including a license agreement relating to the use by Sunplus of certain Oak patents. There can be no assurance that these additional agreements can be reached on terms mutually satisfactory to Oak and SunPlus and that the transactions contemplated by the Agreement will be consummated. We anticipate closing the sale on or about March 31, 2003, subject to closing conditions.

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


General
-------

     Oak designs, develops and markets high performance integrated semiconductors, software and platform solutions to original equipment manufacturers ("OEMs") worldwide that serve the optical storage, digital television and digital imaging equipment markets. Our digital imaging products consist of semiconductor hardware and software that enables users to print, scan, process and transmit documents to computer peripherals that perform printing functions. Our optical storage products consist primarily of integrated circuits and supporting software and firmware, all designed to store and distribute digital content, thereby enabling our customers to deliver cost effective, powerful systems to the end users for the home and enterprise. Our digital television products consists of integrated circuits, software and platforms for digital television that enable the delivery and display of digital video content through a set top box or television. Our mission is to be a leading solutions provider for the storage, distribution and display of digital content.

     Oak's operations were previously organized along its two market-focused groups: the Optical Storage Group and the Imaging Group. With the acquisition of TeraLogic, Inc., during the quarter ended December 31, 2002, Oak's operations are now organized along three market focused groups: Optical Storage Group, Imaging Group, and TeraLogic Group.

     For the results of operations for the three and six months ended December 30, 2002, the Company reported a net loss of $22.9 million and $28.6 million, respectively compared to a net loss of $6.3 million and $12.5 million recorded for the three and six month periods, respectively, of the prior fiscal year. The Company continues to experience the effects of decreased revenues caused by the slowdown in the PC industry as well as a decrease in overall global economic conditions.

     Oak's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including competitive pressures on selling prices, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, its ability to introduce new products in accordance with OEM design requirements and design cycles, rate of adoption of new technology, rate of growth of the digital television market, changes in product mix or distribution channels, demand for semiconductors and end-user products incorporating semiconductors, technological difficulties and resource constraints encountered in developing and/or using new products, new product introductions by its competitors, and market acceptance of product sold by both Oak and its customers.

     In addition, our operating results are subject to fluctuations in the markets for our customers' products, particularly the consumer electronics and personal computer markets, which have been severely impacted by the current slow down in the semiconductor industry and the overall weak macro-economic environment. Although Oak had devoted a substantial portion of its research and development efforts to developing chips used in DVD systems, CD-RW drives and inkjet and laser imaging devices, the Company expects to shift its focus to the development of chips and platforms used in digital television products while it continues the development of inkjet and laser imaging devices. Our optical storage, digital television, and digital imaging products are subject to the new product risks described in the preceding paragraph, including in particular our ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on our operating results.

     Finally, the Company will continue to pursue opportunities to acquire key technology to augment its technical capabilities or achieve faster time to market as an alternative to developing such technology internally. The TeraLogic acquisition is part of the implementation of this strategy.

     Acquisitions involve numerous risks, including difficulties in integration of the operation, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the coordination of sales, marketing and research and development; and the potential loss of key employees of the acquired company. In addition, investments in emerging technology present risks of loss of value of one or more of the investments due to failure of the technology to gain the predicted market acceptance. As a result of the acquisition of TeraLogic, the Company incurred acquisition related charges of approximately $7.8 million during the quarter ended December 31, 2002 which includes an in-process research and development charge of $7.0 million and amortization of deferred stock compensation and other deferred compensation attributable to the acquisition of TeraLogic of $0.8 million.

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

Definitive Agreement to Sell Certain Assets of the Optical Storage Business
---------------------------------------------------------------------------

     On February 5, 2003, Oak announced that it had signed a definitive agreement with Sunplus Technology Co. Ltd., a publicly held fabless semiconductor company focused on the consumer market, based in Taiwan. Under the terms of the Agreement, Oak will transfer its Optical Storage business and certain optical storage assets to Sunplus in return for approximately $30 million, comprised of $16 million in cash and shares of Sunplus common stock having a value of $14 million. Sunplus shares are traded on the Taiwan Stock Exchange. The agreement contemplates that at Closing, Oak and Sunplus would enter into a number of ancillary agreements on mutually agreeable terms, including a license agreement relating to the use by Sunplus of certain Oak patents. There can be no assurance that these additional agreements can be reached on terms mutually satisfactory to Oak and SunPlus and that the transactions contemplated by the Agreement will be consummated. We anticipate closing the sale on or about March 31, 2003, subject to closing conditions.

     As a result of this transaction, Oak expects the revenue and expense of the Optical Storage Group to transfer over to Sunplus at the time of close which is currently targeted to March 31, 2003. In the interim, as a result of the transition and as previously discussed in the Company's earnings release, the Company has provided guidance that it expects Optical Storage revenues to be sequentially down in the March quarter by $1.5 to $ 3.0 million.

Results of Operations
---------------------

     Net Revenues. Net revenues decreased 22% to $28.4 million for the three
     ------------
months ended December 31, 2002 from $36.3 million in the comparable period of fiscal 2002. For the six months ended December 31, 2002, net revenues decreased 16% to $58.6 million from $69.6 million in the same period of the prior year. The year over year decrease in revenues is a result of a number of factors including the global economic slowdown, more specifically the slowdown in PC related markets and increased competition in CD-RW.

     Net revenues in the Optical Storage business segment were $11.8 million for the second quarter of fiscal 2003, representing a 52% decrease from the segment's net revenues of $24.7 million reported in the same period of fiscal 2002. Net revenues in the Optical Storage business segment decreased 36% to $29.3 million for the six months ended December 31, 2002 compared to $45.8 million recorded in the same period of the prior year. The decrease in revenues during the quarter ended December 31, 2002 compared to the same period of the prior fiscal year is primarily attributable to a decline in volume of shipments of controller products and ASP erosion. This decline is the result of several factors including a loss of market share during transitions to newer generations of product, absence of a next generation companion AFE chip to go with the controller, a weaker economy and weaker PC Market coupled with intense competition between component suppliers, drive manufacturers and PC-OEM's which have driven in excess of 20% ASP erosion over the course of a year. The Company also had a major customer in Philips formally announce their withdrawal from the PC-OEM Optical Storage supplier market during the December 2002 quarter. This withdrawal alone accounted for approximately one third of the year over year decline in quarterly revenues.

     On February 5, 2003, Oak announced that it had signed a definitive agreement with Sunplus, a publicly held fabless semiconductor company focused on the consumer market, based in Taiwan. Under the terms of the Agreement, Oak will transfer its Optical Storage business and certain optical storage assets to Sunplus in return for approximately $30 million, comprised of $16 million in cash and shares of Sunplus common stock having a value of $14 million. Sunplus shares are traded on the Taiwan Stock Exchange. As a result of this transition, Oak expects to see a decline in Optical Storage revenues in the March quarter of $1.5 - $3.0 million in revenues in Optical Storage. The revenues and expenses of the business are currently expected to transfer over to Sunplus when the transaction closes, which is currently targeted for March 31, 2003.

     Net revenues for the Imaging business segment were $12.3 million for the three months ended December 31, 2002, representing a 7% increase over the $11.5 million reported in the same quarter of fiscal 2002. Net revenues for the Imaging business segment increased to $25.0 million, or 5% for the six months ended December 31, 2002 compared to $23.8 million recorded during the same period of the prior year. The slight increase is primarily the result of higher revenues related to Imaging hardware products during the three and six month periods ended December 31, 2002 compared to the same periods of the prior year. This increase was offset by a decline in software revenues for the six month period of approximately $0.5 million due to a decline in revenues associated with developing print drivers for a specific OEM manufacturer, a business which has been deemphasized by Oak.

     As a result of the acquisition of TeraLogic which was completed during the quarter ended December 31, 2002, Oak has added a third business segment, the TeraLogic group. Revenues for the TeraLogic group from the date of acquisition of October 25, 2002 through December 31, 2002 were $4.3 million. The Company expects that revenues for the TeraLogic group will grow over time as digital television and HDTV become more widespread.

     Cost of Revenues.  Cost of revenues includes the cost of wafer
     ----------------
fabrication, assembly, and testing performed by third-party vendors and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's total gross margin increased to 60% for the quarter ended December 31, 2002, as compared to 51% during the comparable period in the prior year. For the six months ended December 31, 2002, the Company's total gross margin increased to 58% compared to 50% in the same period of the prior year. The overall increase in total gross margins year over year is attributable to the decrease in Optical Storage revenues which historically has a lower gross margin than Imaging revenues.

     Gross margin for the Optical Storage business segment was 44% for the second quarter of fiscal 2003 compared to 37% for the comparable quarter of the prior fiscal year and 43% for the six months ended December 31, 2002 compared to 35% for the comparable period of the prior fiscal year. The increase in the gross margin for the Optical Storage business segment for the three and six month periods ended December 31, 2002 compared to the same period in the prior year is due to a change in the product mix in which the Company stopped selling a low margin discrete AFE and at the same time sold a higher relative mix of high margin combo products.

     Gross margin for the Imaging business segment was 77% for the second quarter of fiscal year 2003, representing a slight decrease from the 80% reported in the second quarter of fiscal 2002. Gross margin for the Imaging business for the six months ended December 31, 2002 was 76% compared to 77% for the same period in the prior year. This was due to a change in the hardware product mix in which there was an increase in sales of higher margin hardware products during the three and six month periods ended December 31, 2002 compared to the same periods in the prior year.

     Gross margin for the TeraLogic business segment was 52% from the date of acquisition through December 31, 2002. Although Oak expects gross margins for the TeraLogic business segment to fluctuate based on changes in product mix each quarter this is reflective of the range of average gross margins that are expected to continue for this segment in future periods.

     During fiscal 2001 and 2002, the Company provided a full reserve for certain quantities of inventory primarily related to Optical Storage of $5.6 million and $4.1 million, respectively. Approximately $4.1 million in fully reserved gross inventory was physically disposed of during the quarter ended December 31, 2002 which had no impact to the Company's net loss. At December 31, 2002 there was approximately $5.9 million of fully reserved inventory which if not sold would be disposed of in the future.

     The Company's overall gross margin is subject to change due to various factors, including, among others, competitive product pricing, yields, product mix, wafer, assembly and test costs. The Company expects that average selling prices for its existing products will continue to decline over time and that the average selling prices for each new product will decline significantly over the life of the product. Given the extremely competitive nature of the optical storage and consumer markets, the Company believes that gross margins for new products in its optical storage market and consumer market will be lower than historical levels.

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses of $17.0 million for the quarter ended December 31, 2002 increased $4.1 million, or 32%, from the $12.9 million recorded in the comparable period of the previous fiscal year. Research and development expenses for the six months ended December 31, 2002 increased 18% to $30.7 million from the $26.0 million recorded in the same period of the prior year. The increase in research and development expenses for the quarter ended December 31, 2002 compared to the same period of the prior year was attributable to the inclusion of TeraLogic from October 25, 2002 which accounted for $2.6 million as well as an increase in tape-out related costs of $1.1 million due to the timing of product developments. The increase in research development expenses for the year ended December 31, 2002 compared to the same period of the prior year was also attributable to the inclusion of $2.6 million attributable to TeraLogic from October 25, 2002 and an increase in tape-out related costs of $2.3 million due to the timing of product developments.

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative (SG&A) expenses increased by 35% to $10.4 million for the three months ended December 31, 2002 from $7.7 million in the comparable period of the prior year. SG&A expenses increased 21% to $18.2 million for the six months ended December 31, 2002 compared to $15.1 million in the same period of the prior year. The increase in SG&A expenses for the quarter ended December 31, 2002 and the six months ended December 31, 2002 compared to the same periods of the prior year was primarily attributable to the inclusion of TeraLogic starting October 25, 2002 which accounted for $1.2 million. The increases were also attributable to an increase in legal expense of $1.5 million for the quarter ended December 31, 2002 and $2.3 million for the six months ended December 31, 2002 compared to the same periods of the prior year which is related to an ongoing litigation which we expect to continue over the next several quarters.

     Amortization of Intangibles.  Amortization of intangible assets was $2.8
     ---------------------------
million for the three months ended December 31, 2002, a decrease of $0.2 million from the $3.0 million recorded in the same period of the prior fiscal year. For the six months ended December 31, 2002, amortization of intangible assets decreased 31% to $4.5 million from the $6.5 million recorded in the same period of the prior year. The decrease in the six-month periods year over year is a result of the completion of amortization of certain intangible assets as they became fully amortized. During the quarter ended December 31, 2002, this decrease was offset by the acquisition of TeraLogic which resulted in the addition of approximately $30.3 million in intangible assets which will be amortized over one to five year lives.

     Restructuring Charge.  During the quarter ended December 31, 2002, the
     --------------------
Company recorded restructuring expenses of $3.2 million related to the reduction in force of approximately 20 employees due to the initiation of the restructuring of the Optical Storage business, an adjustment of a loss on lease of a previously abandoned office space, and the impairment of additional existing facilities owned by the Company. The Company expects the restructuring charge of $0.6 million related to the reduction in headcount to result in future cash savings and reduction in SG&A expense of approximately $0.3 million per quarter. The impairment charge of $1.4 million attributable to facilities owned and held for sale by the Company is expected to approximate the estimated loss to be incurred by the Company on the disposal of two facilities within the next twelve-month period. The adjustment of a loss on lease of a previously abandoned leased office space was updated during the quarter ended December 31, 2002 due to a change in circumstances, specifically the continued slow down of the economy after a one year period which resulted in a more likely outcome of a significant reduction of potential sublease
rental rates during the remaining lease term of 42 months.   This resulted in a
charge of $1.2 million during the second quarter of fiscal 2003 which is expected to reduce the remaining loss on lease net of any expected sub-lease income.

     During fiscal 2002, the Company recorded total restructuring charges of $3.2 million related to the reduction in force of approximately 70 employees and the additional loss on leasehold as a result of a sub-tenant that experienced financial difficulties and abandoned the facility with
approximately 5 years remaining.   Of this amount, $2.0 million was recorded
during the second quarter of fiscal 2002 attributable to the reduction in force of approximately 30 employees and the planned abandonment of an existing office space. The total reduction in headcount as a result of the fiscal 2002 restructuring charge resulted in cash savings and reduced R&D expense of approximately $1.0 million per quarter while the charge attributable to the loss on leasehold reduced lease expense by approximately $200,000 per quarter. We expect that the total charge related to the loss on leasehold including the adjustment made in the second quarter of fiscal 2003 will be sufficient to reduce the remaining lease expense net of any future sublease income.

     Acquisition related expenses.  For the quarter and six months ended
     ----------------------------
December 31, 2002, the Company recorded acquisition related expenses of $7.8 million. This amount includes approximately $7.0 million of in-process research and development charges related to the acquisition of TeraLogic during the quarter ended December 31, 2002 which represents the estimated fair value of an acquired in-process research and development project that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. The Company expects that the technology will be successfully completed by the fourth quarter of fiscal 2003 with approximately $4 million in remaining costs. At the time of acquisition, TeraLogic had one material project in process, Generation 9, an integrated System on a Chip that integrates a previous generation of the technology with a new Audio DSP Core as well as a MIPS 64 bit processor and certain other video processing features. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the Generation 9 project once commercially viable, discounting the net cash flows back to their present value using a discount rate of 23%. This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes.
These estimates did not take into account any potential synergies that could be realized as a result of the acquisition. Revenues for Generation 9 and the incremental core technology developed are expected to commence in the fourth quarter of fiscal 2003 and extend through 2009. We based our revenue projections on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. In addition, the acquisition related expenses includes the amortization of deferred stock compensation and other deferred compensation attributable to the acquisition of TeraLogic of $0.8 million.


     Other Non-operating Income.  During the second quarter of fiscal 2003,
     --------------------------
non-operating income increased 20% to $1.8 million from the $1.5 million recorded during the same quarter of fiscal 2002. Non-operating income decreased 19% to $2.9 million for the six months ended December 31, 2002 from $3.6 million recorded in the same period of the prior year. The decrease in the six-month periods year over year is a result of the decrease in interest income as a result of lower interest rates and a decline in cash and short-term investment balances. The decrease in interest income was offset in the quarter ended December 31, 2002 as a result of the sale of marketable securities which resulted in a gain of $0.7 million.

     Income Taxes.  For the second quarter of fiscal 2003 and for the six
     ------------
months ended December 31, 2002, tax expense was based on actual taxes incurred. Management does not yet believe it is more likely than not that sufficient future taxable income will be generated to realize all of the Company's deferred tax assets. Accordingly, a full valuation allowance existed against deferred tax assets as of June 30, 2002 and December 31, 2002. No income tax benefit was recognized with respect to operating losses incurred in the second quarter of fiscal 2003 and for the six months ended December 31, 2002.


Liquidity and Capital Resources
-------------------------------

     Since its inception, Oak has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. Oak's principal sources of liquidity as of December 31, 2002 consisted of approximately $80.4 million in cash, cash equivalents and short-term investments.

     Oak's working capital decreased by $68.6 million to $60.6 million as of December 31, 2002 from $129.2 million as of June 30, 2002. The decrease was primarily attributable to the acquisition of TeraLogic which was completed during the second quarter of fiscal 2002. Approximately $45 million was used in the acquisition of TeraLogic along with an additional $12.2 million used in operating activities during the six months ended December 31, 2002. Oak's short-term investments were principally invested in investment grade, interest-bearing securities.

     Oak's cash used by operating activities was $12.2 million for the six months ended December 31, 2002 compared to cash provided by operating activities of $6.6 million for the same period of the prior fiscal year. The decline during the six months ended December 31, 2002 was primarily attributable to a net loss of $28.6 million during the period and increases in accounts payable and accrued expenses of $9.4 million, and increases in deferred income taxes, deferred revenue and other liabilities of $2.0 million. This was offset by, decreases in accounts receivable, inventories, prepaid expenses, other current assets and other assets totaling $7.8 million. The loss was also offset by the add back of depreciation and amortization of $8.8 million as well as the in-process research and development charge of $7.0 million recorded during the period.

     Oak's investing activities during the six months ended December 31, 2002 used cash of $9.7 million compared to $12.8 million during the same period of the prior year. Cash used in investing activities during the current period resulted primarily from the acquisition of TeraLogic which used $45 million and purchases of property and equipment of $4.6 million. This was offset by net proceeds from the maturities of short-term investments of $39.9 million.

     Oak's financing activities during the six months ended December 31, 2002 was minimal compared to proceeds of $3.7 million during the same period of the prior year. Financing activities during the six months ended December 31, 2002 was a result of issuances of common stock through the exercise of employee stock options and the employee stock purchase plan which was offset by treasury stock acquisitions during the period.


As discussed above, Oak has entered into a definitive agreement to transfer its Optical Storage business to SunPlus. However, there can be no assurance that the conditions to closing will be satisfied and that we will be able to close the SunPlus transaction.

     The following table summarizes our contractual payment obligations and commitments as of June 30, 2002:

                 Payment Obligations by Year (in thousands)

                      2003     2004     2005     2006    2007   Beyond  Total
                      ----     ----     ----     ----    ----   ------  -----
Operating leases     $ 6,536  $ 6,308  $ 6,316  $ 6,602 $ 4,149 $  295 $30,206
Inventory purchase
  commitments          5,292       --       --       --      --     --   5,292
                     -------  -------  -------  ------- -------- ----- -------
  Total              $11,828  $ 6,308  $ 6,316  $ 6,602 $  4,149 $ 295 $35,498
                     =======  =======  =======  ======= ======== ===== =======


     The acquisition of TeraLogic which was completed during the quarter ended December 31, 2002 did not have a material effect on the obligations as shown above.

     We believe that our existing cash, cash equivalents, short-term investments and credit facilities will be sufficient to provide adequate working capital and to fund operations over the next twelve months. If, however, during the next twelve to eighteen month period we fail to increase our revenue or are unable to reduce our expenses below our revenues, then we may be in a position where we will need to seek additional financing. However, there can be no assurance that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us. We may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies. However, Oak has no present understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies, other than those disclosed above or elsewhere in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and on this Form 10-Q for the quarter ended December 31, 2002 filed with the Securities and Exchange Commission.


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

     We recognize product revenues when a persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. The Company ships products based on either FOB shipping point or FOB customer site. Product revenue is recognized upon transfer of title and shipment of product to customers, net of accruals for estimated sales returns and allowance. The Company has not had a history of significant returns. The Company does not have post shipment obligation or other acceptance criteria to fulfill after shipment has been completed. During fiscal year 2002, approximately 6% of the Company's total revenues were sold through certain distributors that are subject to agreements allowing for limited rights of exchange of up to 5% of the total amounts sold in the previous six-month period. Accordingly, we do not recognize revenue for estimated returns from all amounts sold to these distributors until the right of exchange has expired.

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

     Restructuring Charges for Severance and Facility Abandonment have been accrued based on specific plans for cost reduction that are established by management prior to the end of the quarter. The severance accrual is tied to a plan that is generally specific by person or position that will be eliminated. The facility abandonment reserve is established by estimating how long a facility may be vacant and under what market based terms might it be released. Estimates for each given facility generally range from $200,000 to $800,000.
As a result of the TeraLogic acquisition, we now have four facilities, leased by the Company, which we are attempting to sublease at this time with a resulting reserve of $5.1 million as of December 31, 2002. Some portion of these reserves may prove to be too little, or in excess, which could result in an adjustment to restructuring reserves in a future quarter. In general, we expect that these reserves will be used as payments are made for rent on these abandoned facilities. At this time we do not expect any additional adjustments to be material to the Company's operating results.

     In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At December 31, 2002, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves going forward.


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

     Oak's revenues and operating results are affected by a wide variety of factors, including factors that generally affect everyone in its industry and factors that are more specific to its business and product lines. The principal risk we face in our business is our dependence on the optical storage, digital television and digital imaging markets. Other factors specific to our business and product lines include the following:

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

     o Failure to effectively integrate operations of recent acquisitions;

     o Acts of terrorism and international conflicts;

     o Changes in industry standards; and

     o The inability to obtain foundry capacity.

     The above factors have affected our business in the past and may affect us in the future. In addition, our quarterly operating results could be materially adversely affected by legal expenses incurred in connection with, or any judgment or settlement in, our current or future legal proceedings. See "Oak is a Defendant in Several Lawsuits."

     It is difficult for us to forecast the level or source of our revenues.
     ----------------------------------------------------------------------
Historically, our business has depended largely on the success of our Optical Storage products, including our CD-RW products as well as our Combo (combination DVD and CD-RW) and DVD RW products. Following the proposed transfer of the Optical Storage business, our digital imaging and digital television businesses will serve as the primary source of revenue. We anticipate that Optical Storage revenues will decline $1.5 to $3.0 million in the March quarter and will continue to decline following such quarter.

     Oak Has a Recent History of Operating Losses and May Not Become or Remain
     -------------------------------------------------------------------------
Profitable. Oak has sustained significant losses in recent years and may not
------------
become profitable in the future. While Oak had net income of $5.9 million in fiscal 1998, its current loss trend began in calendar year 1998, resulting in an operating loss of $9.1 million for fiscal 1998, an operating loss of $61.9 million for fiscal 1999, an operating loss of $61.1 million for fiscal 2000, an operating loss of $19.6 million for fiscal 2001 and an operating loss of $29.9 million for fiscal 2002 (in each case before adjustments for non-operating income or loss, or income tax expense or benefit). Oak's operating losses generally have been due to its dependence on its Optical Storage business,
which historically has accounted for approximately 67% of its business.   As a
result, it is not possible to use our historical financial information to predict our future operating results. If Oak incurs additional losses or fails to achieve profitability in the future, this will significantly harm our business and may affect the trading price of our common stock.

     Oak's Financial Performance Is Highly Dependent On The Timely And
     -----------------------------------------------------------------
Successful Introduction Of New Products.  Our financial performance depends in
---------------------------------------
large part on our ability to successfully develop and market next generation and new products in a rapidly changing technological environment. If we fail to successfully identify new product opportunities and timely develop and introduce new products that achieve market acceptance, we may lose our market share and our future revenue and earnings may suffer. Historically, our financial performance depended largely on the success of our optical storage products, such as CD-RW controller, Combo (combination DVD and CD-RW) and DVD RW controller products. As described earlier, we have entered into an agreement to transfer our Optical Storage business to SunPlus. Accordingly, our future financial performance will increasingly depend on our ability to successfully develop and market next generation and new products in the digital television, HDTV and digital imaging markets.

     In the consumer electronics market, our performance is highly dependent upon the successful development and timely introduction of new products and solutions for broadband digital television and HDTV. In the digital office market, our performance depends on our ability to successfully develop embedded image processing SOC solutions for the digital office market, in particular, embedded digital color copier technology and image processing chips a variety of imaging peripherals, including printers and MFP's. Among other technological changes, embedded PDF and color capability are rapidly emerging as market requirements for printers and other imaging devices. Some of our competitors have the capacity to supply these solutions, and some of their solutions are well received in the marketplace. We face the challenges of developing products that will require greater color and image complexity capability including web-based documents, and to work with higher performing devices in networked environments. If we are unable to meet these challenges with the development of products that can effectively compete in the OEM software and solutions market, our future results of operations could differ materially from current expectations.


     We must keep pace with rapid technological changes and evolving industry
     ------------------------------------------------------------------------
standards in the broadband communications and digital imaging markets to remain
-------------------------------------------------------------------------------
competitive.  Our future success will depend on our ability to anticipate and
-----------
adapt to changes in technology and industry standards and our customers' changing demands. The consumer electronics market, in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial
unanticipated costs to comply with these new standards.   A significant
slowdown in the broadband communications market could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband digital television and HDTV markets and to introduce and promote those products successfully. The digital television and HDTV markets may not continue to develop to the extent or in the time periods that we anticipate. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

     If we do not anticipate and adapt to evolving industry standards in
     -------------------------------------------------------------------
broadband digital television and HDTV markets, our products could become

---------------------------------------------------------------------------
obsolete and we could lose market share.  Consumer electronic products,
---------------------------------------
particularily in the digital television and HDTV markets, are generally are based on industry standards that are continually evolving. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. We may also have to incur substantial unanticipated costs to comply with these new standards. Our sales and profitability will depend, to a large extent, on our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the broadband digital television and HDTV markets, or to develop and introduce new products successfully into this market could materially and adversely affect our business, financial condition and results of operations.

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

     Oak's Markets Are Intensely Competitive and Experience Rapid Technological
     --------------------------------------------------------------------------
Change.   We face intense competition in the markets in which we compete.  We
------
expect that the level of competition will increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or additional features. Our principal competitors in the broadband digital television market include Broadcom and ST Microelectronics. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target market. Our principal competitors in the digital office market include Adobe Systems, Inc., Peerless Systems Corporation, Electronics for Imaging, Inc., Oasis Semiconductor, Analog Devices, Agilent, TAK ASIC, and in-house, captive suppliers. We also expect increased competition from the merchant market in the future. Many of these existing competitors as well as those customers expected to compete in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we do. In addition, much of our success is dependent on the success of our OEM customers. Our OEM customers in both the optical storage and digital imaging markets compete fiercely with one another for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices.

     We anticipate that we will have to continue to lower the prices of many of our products to stay competitive. The markets for most of the applications for our products are characterized by intense price competition. As the markets for these products mature and competition increases, we anticipate that average sales prices on products will decline. If we are unable to reduce costs sufficiently to offset declines in average sales prices or are unable to successfully introduce new higher performance products with higher average sales prices, our operating results will suffer greatly.

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

     In addition, the broadband digital television, digital imaging and semiconductor industry as a whole is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in significant, often protracted and expensive litigation. Oak or its foundries may, from time to time, be notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. If necessary or desirable, we may seek licenses under those patents or other intellectual property rights. However, these licenses may not be offered or the terms of any offered licenses might not be acceptable to us. If we fail to obtain a license from a third party for technology used by Oak, we may incur substantial liabilities and suspend the manufacture of products or the use by our foundries of processes requiring the technology.

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

     o Changes in government, diplomatic or trade relationships; and

     o Fluctuations in foreign currencies

     As an example, Oak's significant concentration of manufacturing activities with a third party foundry in Taiwan exposes it to the risk of political instability in Taiwan, including the potential for conflict between Taiwan and the People's Republic of China. We have several significant OEM customers in Japan, South Korea, and other parts of Asia. Adverse economic circumstances in Japan and elsewhere in Asia could affect these customers' willingness or ability to do business with Oak in the future or their success in developing and launching devices containing our products.

     Oak Depends on a Limited Number of Customers for a Substantial Portion of
     -------------------------------------------------------------------------
Its Revenues, and a Loss of, or a Significant Reduction in Purchases by,
-----------------------------------------------------------------------
Current Major Customers Which is not Offset by a Gain or, or a Significant
--------------------------------------------------------------------------
Increase in Purchases by, New or Current Customers, Would Significantly Reduce
------------------------------------------------------------------------------
Oak's Revenues. A limited number of customers historically have accounted for a
--------------
substantial portion of Oak's net revenues. In fiscal 2002, 2001 and 2000, sales to our top ten customers accounted for approximately 69%, 82% and 78%, respectively, of our net revenues. In fiscal 2002, LG Electronics accounted for 20% of total net revenues while Mitsumi and Ionics accounted for 11% of total net revenues individually. In fiscal 2001, LG Electronics accounted for 31% of total net revenues. In fiscal 2000, LG Electronics accounted for 26% of total net revenues and Hewlett-Packard Company accounted for 16%.

      We expect that sales to a limited number of customers will continue to account for a substantial portion of our net revenues for the foreseeable future. We do not have long-term purchase agreements with any of our customers. Customers generally purchase our products subject to cancelable short-term purchase orders. We cannot predict whether our current customers will continue to place orders, whether existing orders will be canceled, or whether customers who have ordered products will pay invoices for delivered products. Our policy in Taiwan is to secure a letter of credit prior to product shipment to minimize the risk of non-payment. We have experienced significant changes from year to year in the composition of our major customer
base and believe this pattern will continue.   We are continuing our efforts to
increase penetration in existing large customers as well as engage new large OEM customers. The current weakness in demand being experienced in semiconductor and PC markets, and our recent entry into the digital television and HDTV, coupled with the overall poor macroeconomic environment, however, makes it difficult to forecast future financial performance. In addition, some of our customers have chosen, and may continue to choose, to award their design wins and business on a project-by-project basis to different vendors. The current economic recession notwithstanding, the loss of, or a significant reduction in, purchases or commitments by current major customers which is not offset by corresponding increases from other current or future customers would have a material adverse effect on our business, financial condition and results of operations. If sales to current customers cease or are reduced, we may be unable to obtain the orders from new customers necessary to offset any such losses or reductions. Moreover, we may not be able to qualify our independent foundries for potential new customers or do so in a timely manner.

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

     Oak May Need to Continue to Invest Cash Flow in Operations as well as
     ---------------------------------------------------------------------
Capital Purchases for Tools and Equipment, and The Inability to Raise the
-------------------------------------------------------------------------
Additional Capital Necessary to Fund These Investments on Acceptable Terms
--------------------------------------------------------------------------
Could Seriously Harm Our Business.  In order to remain competitive, Oak must
----------------------------------
continue to make investments Research and Development, development tools in new facilities and capital equipment. Significant amounts of capital additions could be required in subsequent years. Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, we have entered into and will continue to consider various possible transactions, including various "take or pay" contracts that commit Oak to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require us to seek additional financing. We believe that existing liquid resources and funds generated from operations, if any, combined with the ability to borrow funds will be adequate to meet our operating and
capital requirements and obligations into the foreseeable future.   We may,
from time to time, seek additional equity or debt financing. However, those funds, when needed, might not be available on terms that we find acceptable. Any future equity financing will also lead to dilution to existing shareholders.

     If We Do Not Complete Our Announced Transfer Of The Optical Storage
     -------------------------------------------------------------------
Business As Expected, Or Even If We Do So, We May Not Achieve All The Benefits
------------------------------------------------------------------------------
We Anticipate.  Because of the closing conditions in the asset purchase
--------------
agreement and the possibility that Oak or SunPlus may terminate the agreement in specific instances, we can not be sure when, or even if, the sale transaction will be completed. The closing of the sale of certain assets of our Optical Storage business is subject to the satisfaction of a number of closing conditions. We cannot guarantee that we will be able to meet the closing conditions of the asset purchase agreement. If we are unable to meet the conditions, SunPlus does not have to purchase the Optical Storage business. We also cannot be sure that other circumstances, such as a material adverse event, will not arise that give the purchaser the right to terminate the agreement prior to closing. If the sale to SunPlus does not close, our board of directors will be forced to evaluate other alternatives, which may be less favorable to us than the sale to SunPlus. At this time, the board of directors does not know which alternatives might be considered, or what impact any alternative might have on stockholder value. Any alternative we select may have unanticipated negative consequences.

     Furthermore, even if the sale to SunPlus closes, there can be no assurance that the transaction will have a positive effect on our cash position, financial results, operations, and the market price of our common stock or public perception of us in the marketplace.

    Oak May Make Future Acquisitions or Enter into Joint Ventures That May Not
    --------------------------------------------------------------------------
Be Successful.  As part of its business strategy, Oak may investigate and may
-------------
thereafter acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand its business. During the quarter ended December 31, 2002, Oak completed the acquisition of TeraLogic Inc. Acquisitions involve numerous risks and costs including:

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

     Regulation Of Our Customers' Products May Slow The Process Of Introducing
     -------------------------------------------------------------------------
New Products And Could Impair Our Ability To Compete. The Federal
----------------------------------------------------
Communications Commission, or the FCC, has broad jurisdiction over our target markets in our digital television business. Various international entities or organizations may also regulate aspects of our business or the business of our customers. Although our products are not directly subject to regulation by any agency, the transmission pipes, as well as much of the equipment into which our products are incorporated, are subject to direct government regulation. For example, before they can be sold in the United States, advanced televisions and emerging interactive displays must be tested and certified by Underwriters Laboratories and meet FCC regulations. Accordingly, the effects of regulation on our customers or the industries in which our customers operate may in turn harm our business. FCC regulatory policies affecting the ability of cable operators or telephone companies to offer certain services and other terms on which these companies conduct their business may impede sales of our products. In addition, our digital television business may also be adversely affected by the imposition of tariffs, duties and other import restrictions on systems of suppliers or by the imposition of export restrictions on products that we sell internationally. Changes in current laws or regulations or the imposition of new laws or regulations in the United States or elsewhere could harm our business.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of Oak's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, Oak may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are re-measured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of Oak's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. Our strategy is to minimize its non-functional currency net assets or net liabilities in our foreign subsidiaries. Our policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of December 31, 2002, Oak did not have any foreign currency forward exchange contracts outstanding. Oak uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at December 31, 2002, the effect on our consolidated financial statements would not be material. However, there could be a material effect on our financial statements in the future.

     Oak's cash equivalents and short-term investments ("debt and equity investments") are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and the fair values of its investments. Oak manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities and U.S. government and other agencies' obligations, which mature within the next 24 months. In addition, Oak does not use investments for trading or other speculative purposes. Not withstanding the foregoing, the Company has previously held marketable equity securities that it received as part of a divestiture of one of its businesses. These securities were sold in December 2002 and no longer represent a market risk to the Company. The stock which the Company will receive as part of the Sunplus transaction will be priced at the time of transfer and will not have restrictions that prevent resale at the time of receipt. The Company does not currently intend to expose itself to market risk with respect to the Sunplus securities.

     Due to the short maturities of its investments, the carrying values generally approximate the fair value. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the decline in the fair value of the portfolio would not be material. Further, Oak has the ability to hold its fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in income or cash flows.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Oak and various of its directors and former officers are parties to a consolidated class action lawsuit filed on behalf of all persons who purchased or acquired Oak common stock (excluding the defendants and parties related to them) for the period July 27, 1995 through May 22, 1996. This state court proceeding, designated IN RE OAK TECHNOLOGY SECURITIES LITIGATION, Master File No. CV758510 was filed in Santa Clara County Superior Court in Santa Clara, California. The plaintiffs alleged violations of California securities laws and statutory deceit provisions as well as breaches of fiduciary duty and abuse of control. The plaintiffs sought unspecified monetary damages. The court dismissed all claims except the California Corporations Code Sections 25400/25500 cause of action against Oak and four former officers. On August 5, 2000 the court granted defendant's motion for summary judgment and entered judgment in favor of Oak and the former officers. The plaintiffs appealed the court's decisions. On February 3, 2003, the Sixth District Court of Appeals affirmed the trail court's dismissal. Based on its current information, Oak believes this suit to be without merit and will continue to defend its position vigorously. Although it is a remote possibility, the rulings may be overturned by the California Supreme Court and Oak may incur a loss upon an adverse conclusion of these claims, an estimate of any such loss cannot be made.

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

    On June 11, 1998, the cases were consolidated for all purposes and stayed under 28 U.S.C. Section 1659, based on the judge's conclusion that the civil action involves the same issues before the International Trade Commission, initiated by Oak a second time as a result of the alleged breach of the settlement agreement. The stay was lifted due to the final resolution of the second ITC investigation and the decision of the Federal Circuit Court of Appeals on May 2, 2001 affirming the Commission's determination that there was no infringement of Oak's U.S. Patent No. 5,581, 715. The Federal Circuit Court of Appeals did not review the Commission's determination that Oak's U.S. Patent No. 5,581,715 was valid and enforceable. As a result of the decision rendered by the Federal Circuit Court of Appeals, and the lifting of the stay on the consolidated action pending in the United States District Court, Northern District of California, the parties are proceeding with the litigation. The trial was scheduled to commence in February 2003; based on the complex technical issues in the case the judge postponed the February trial in order to secure a Court appointed technical expert to assist the judge in understanding the technical merits of the case. Currently, no new trial date has been set.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.  (a) The Company's 2002 Annual Meeting was held on December 18, 2002.

    (b) The following Directors were elected at the meeting:

                                      For              Withheld
                                      ---              --------
Albert Y.C. Yu                     50,390,891         2,167,343
K.C. Murphy                        51,331,160         1,227,074


     The following Directors remained on the Board of Directors subsequent to the meeting:

                Peter Simone
                Young K. Sohn
                K.C. Murphy
                Albert Y.C. Yu
                Richard B. Black
                David Rynne

    (c) Other matters voted on at the meeting were the following:

     To approve an amendment to the Amended and Restated 1994 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance over the term of the Purchase Plan by 500,000 shares, and to extend the term of the Purchase Plan:

For.............................   31,576,071
Against.........................    1,777,197
Abstain.........................      209,126


     To approve an amendment to the 1994 Employee Stock Option Plan to increase the number of shares of common stock authorized for issuance over the term of the Option Plan by 2,500,000 shares, to extend the term of the Option Plan, and to prohibit the repricing of options under the Option Plan without stockholder approval:

For.............................   26,218,202
Against.........................    7,124,863
Abstain.........................      219,328


     To approve a one-time exchange of options for new options to be granted at least six months and one day from the cancellation of the surrendered options:


For.............................   29,393,553
Against.........................    3,951,127
Abstain.........................      217,713


     To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending June 30, 2003:


For.............................   52,103,871
Against.........................      403,038
Abstain.........................       51,325




ITEM 5.  OTHER EVENTS

     On February 5, 2003, Oak announced that it had signed a definitive agreement with Sunplus, a publicly held fabless semiconductor company focused on the consumer market, based in Taiwan. Under the terms of the Agreement, Oak will transfer its Optical Storage business and certain optical storage assets to Sunplus in return for approximately $30 million, comprised of $16 million in cash and shares of Sunplus common stock having a value of $14 million. Sunplus shares are traded on the Taiwan Stock Exchange. The agreement contemplates that at Closing, Oak and Sunplus would enter into a number of ancillary agreements on mutually agreeable terms, including a license agreement relating to the use by Sunplus of certain Oak patents. There can be no assurance that these additional agreements can be reached on terms mutually satisfactory to Oak and SunPlus and that the transactions contemplated by the Agreement will be consummated. We anticipate closing the sale on or about March 31, 2003, subject to regulatory approval and other closing conditions. Additional details on the definitive agreement to sell certain assets of our Optical Storage business will be available in our other filings with the Securities and Exchange Commission.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(b)  Report on form 8-K

     On October 8, 2002, the Company filed a report on Form 8-K to report that Oak Technology, Inc. had entered into an Agreement and Plan of Merger with Optic Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Oak ("Optic Acquisition Corp.), and TeraLogic, Inc., a Delaware corporation ("TeraLogic"). Pursuant to the Agreement, Oak will acquire all of the issued and outstanding capital stock of TeraLogic through the merger of Optic Acquisition Corp. with and into TeraLogic.

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

                                           OAK TECHNOLOGY, INC.
                                           --------------------
                                               (Registrant)



Date: February 14, 2003

                                        /s/     JOHN S. EDMUNDS
                                        ----------------------------
                                              John S. Edmunds
                                    Senior Vice President of Finance and
                                          Chief Financial Officer
                                        (Principal Financial and
                                           Accounting Officer)

             FORM OF SARBANES-OXLEY SECTION 302(A) CERTIFICATION

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions:

   o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003

By:    /s/  Young K. Sohn
       -------------------------
Name:  Young K. Sohn
Title: Chairman of the Board of Directors, President and
       Chief Executive Officer

             FORM OF SARBANES-OXLEY SECTION 302(A) CERTIFICATION

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions:

   o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 14, 2003

By:    /s/  John S. Edmunds
       --------------
Name:  John S. Edmunds
Title: Senior Vice President of Finance and Chief
       Financial Officer
Date:  February 14, 2003

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Young K. Sohn, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Oak Technology, Inc. on Form 10-Q for the fiscal quarter ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Oak Technology, Inc.



                              By:     /s/  Young K. Sohn
                                      -------------------------------------
                              Name:   Young K. Sohn
                              Title:  Chairman of the Board of Directors,
                                      President and Chief Executive Officer

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
         PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, John S. Edmunds, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Oak Technology, Inc. on Form 10-Q for the fiscal quarter ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Oak Technology, Inc.



                              By:     /s/  John S. Edmunds
                                      --------------------------------------
                              Name:   John S. Edmunds
                              Title:  Senior Vice President of Finance and
                                      Chief Financial Officer