Form 10-Q
period 2003-03-31
OAK TECHNOLOGY INC
filed 2003-05-15
CIK 824225

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 13, 2003, there were outstanding 56,306,587 shares of the Registrant's Common Stock, par value $0.001 per share.


===============================================================================

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  FORM 10-Q
                                    INDEX

                     For the Quarter Ended March 31, 2003



                                                                           Page
                                                                            No.
                                                                            ---
                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31, 2003
            and June 30, 2002...............................................  3

          Condensed Consolidated Statements of Operations for the Three
            Months and Nine Months Ended March 31, 2003 and 2002............  4

          Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 2003 and 2002............................  5

          Notes to Condensed Consolidated Financial Statements..............  6


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 43

Item 4.  Control and Procedures............................................. 43


                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 44

Item 6.  Exhibits and Reports on Form 8-K................................... 46

Signatures.................................................................. 47

Exhibit Index............................................................... 52



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)
                                 (Unaudited)



                                                          March 31,   June 30,
                                                            2003        2002
                                                            ----        ----
     ASSETS
Current assets:
  Cash and cash equivalents.............................. $ 13,562    $ 38,252
  Short-term investments.................................   54,313     104,414
  Accounts receivable, net of allowance for doubtful
    accounts of $3,772 and $3,604, respectively..........   10,098      10,096
  Inventories............................................    1,986       4,929
Prepaid expenses and other current assets................   10,165       5,535
                                                          --------    --------
    Total current assets.................................   90,124     163,226
Property and equipment, net..............................   15,481      18,961
Intangible assets, net...................................   31,008       6,611
Goodwill.................................................   27,084      13,275
Other assets.............................................    1,162         803
                                                          --------    --------
Total assets............................................. $164,859    $202,876
                                                          ========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $  7,023    $ 14,065
  Accrued expenses.......................................   30,148      16,951
  Deferred revenue.......................................    3,653       2,970
                                                          --------    --------
    Total current liabilities............................   40,824      33,986
Other long-term liabilities..............................      898         899
                                                          --------    --------
Total liabilities........................................   41,722      34,885
                                                          --------    --------

Contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
    authorized; none issued and outstanding as March 31,
    2003 and June 30, 2002...............................       --          --

  Common stock, $0.001 par value; 130,000,000 shares
    authorized at March 31, 2003 and June 30, 2002;
    60,764,038 shares issued and 56,051,558 shares
    outstanding as of March 31, 2003; and 60,285,392
    shares issued and 55,987,912 shares outstanding
    as of June 30, 2002..................................       61          60
  Additional paid-in capital.............................  252,142     246,587
  Treasury stock.........................................  (24,902)    (23,273)
  Accumulated other comprehensive income.................      705       1,028
  Deferred stock compensation............................   (1,852)         --
  Accumulated deficit.................................... (103,017)    (56,411)
                                                          --------    --------
    Total stockholders' equity...........................  123,137     167,991
                                                          --------    --------
Total liabilities and stockholders' equity............... $164,859    $202,876
                                                          ========    ========


See accompanying notes to condensed consolidated financial statements.

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)



                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
Revenues:
  Product revenues......................$ 17,250  $ 35,122  $ 59,407  $ 89,007
  Software and other revenues...........   8,615     6,974    25,067    22,678
                                        --------  --------  --------  --------
    Total revenues......................  25,865    42,096    84,474   111,685
                                        --------  --------  --------  --------

Cost of revenues and operating expenses:
  Cost of product revenues..............   8,785    19,957    29,604    52,862
  Cost of software and other revenues...   1,699       981     5,531     3,078
  Research and development expenses.....  15,755    13,161    46,436    39,167
  Selling, general and administrative
    expenses............................   9,439     7,423    27,631    22,517
  Amortization of intangibles...........   2,468     3,046     6,978     9,520
  Acquisition related expenses
   (see note 6).........................   1,667        --     9,339        --
  Deferred stock compensation
   (see note 6).........................     124        --       206        --
  Restructuring charge..................   4,046       396     7,207     2,424
                                        --------  --------  --------  --------
    Total cost of revenues and operating
      expenses..........................  43,983    44,964   132,932   129,568

      Operating loss.................... (18,118)   (2,868)  (48,458)  (17,883)

Non-operating income, net...............     508     1,573     3,429     5,206
                                        --------  --------  --------  --------
      Loss before income taxes.......... (17,610)   (1,295)  (45,029)  (12,677)

Income taxes............................     366       445     1,577     1,576
                                        --------  --------  --------  --------
      Net loss..........................$(17,976) $ (1,740) $(46,606) $(14,253)
                                        ========  ========  ========  ========

Net loss per basic and diluted share....$  (0.32) $  (0.03) $  (0.83) $  (0.26)
                                        ========  ========  ========  ========

Shares used in computing basic and
  diluted net loss per share............  55,977    55,567    55,953    55,042
                                        ========  ========  ========  ========


See accompanying notes to condensed consolidated financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003        2002
                                                             ----        ----
Cash flows from operating activities:
  Net loss................................................. $(46,606) $(14,253)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Depreciation and amortization........................   13,894    14,757
      Amortization of deferred stock compensation..........      206        --
      In-process research and development..................    6,960        --
      Other................................................      109        82
      Changes in operating assets and liabilities:
        Accounts receivable................................    2,169     5,052
        Inventories........................................    4,717     1,954
        Prepaid expenses, other current assets and other
          assets...........................................    4,584     1,790
        Accounts payable and accrued expenses..............  (10,997)    3,514
        Deferred income taxes, deferred revenue and other
          liabilities......................................      532     1,332
                                                            --------  --------
            Net cash provided by (used in) operating
              activities...................................  (24,432)   14,228
                                                            --------  --------

Cash flows from investing activities:
  Purchases of short-term investments......................  (95,370)  (86,983)
  Proceeds from matured short-term investments.............  145,148    81,135
  Additions to property and equipment, net.................   (5,281)   (6,288)
  Acquisition of TeraLogic, net of cash acquired...........  (44,959)       --
  Acquisition of Accel, net of cash acquired...............       --    (3,238)
                                                            --------  --------
            Net cash used in investing activities..........     (462)  (15,374)
                                                            --------  --------

Cash flows from financing activities:
  Issuance of common stock, net............................    1,833     6,735
  Treasury stock acquisitions..............................   (1,629)       --
                                                            --------  --------
            Net cash provided by financing activities......      204     6,735
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......  (24,690)    5,589
Cash and cash equivalents, beginning of period.............   38,252    25,141
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 13,562  $ 30,730
                                                            ========  ========

Supplemental information:
Cash paid during the period:
  Interest................................................. $     --  $     --
                                                            ========  ========
  Income taxes............................................. $  1,628  $  3,404
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


Derivative Instruments and Hedging Activities
---------------------------------------------

     The Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign currency denominated accounts receivables or fixed sales commitments. The Company does not enter into foreign exchange contracts for speculative or trading purposes. As March 31, 2003, the Company did not have any foreign currency exchange contracts outstanding.


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

     Based on criteria set out in SFAS 142, as of July 1, 2002, the Company reclassified $0.7 million of net assets previously classified as acquired workforce to goodwill resulting in total goodwill of $13.3 million. In accordance with SFAS 142, beginning July 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment on at least an annual basis and upon the initial adoption of SFAS No. 142. This impairment review involves a two-step process as follows:

Step 1 -- The Company compares the fair value of its reporting units to the carrying value, including goodwill of each of those units. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. For each reporting unit where the fair value is less than the carrying value, including goodwill, the Company must perform Step 2.

Step 2 -- The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. The Company then compares the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

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

     Goodwill and intangible assets are comprised of the following (in thousands):



                             March 31, 2003              June 30, 2002
                     ----------------------------- ----------------------------
                      Gross                        Gross
                     Carrying Accumulated    Net  Carrying Accumulated    Net
                      Amount  Amortization Balance Amount  Amortization Balance
                      ------  ------------ ------- ------  ------------ -------
Amortized intangible
 assets:
 Purchased technology $50,369  $(22,663)  $27,706  $21,989  $(16,444)  $ 5,545
 Patents.............   1,448      (941)      507    1,448      (724)      724
 Tradename and others   3,679      (884)    2,795      684      (342)      342

Unamortized intangible
 assets:
 Goodwill (*)........  27,084        --    27,084   13,275        --    13,275
                      -------  --------   -------  -------  --------   -------
Total................ $82,580  $(24,488)  $58,092  $37,396  $(17,510)  $19,886
                      =======  ========   =======  =======  ========   =======


     (*) Goodwill is net of accumulated amortization immediately prior to the adoption of SFAS No. 142

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     Reconciliation of net loss excluding amortization of goodwill is as follows (in thousands, except per share data):


                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
Net loss as reported..................  $(17,976)  $(1,740) $(46,606) $(14,253)
  Add back amortization of goodwill...        --     1,295        --     3,988
                                        --------   -------  --------  --------
Total adjusted net loss...............  $(17,976)  $  (445) $(46,606) $(10,265)
                                        ========   =======  ========  ========
Basic and diluted earnings per share:
  As reported.........................  $  (0.32)  $ (0.03) $  (0.83) $  (0.26)
                                        ========   =======  ========  ========
  As adjusted.........................  $  (0.32)  $ (0.01) $  (0.83) $  (0.19)
                                        ========   =======  ========  ========


                                                       Fiscal Year Ended
                                                            June 30,
                                                 -----------------------------
                                                   2002      2001      2000
                                                   ----      ----      ----

Net loss as reported............................  $(26,950) $(30,632) $(32,862)
  Add back amortization of goodwill.............     5,179     5,179     2,589
                                                  --------  --------  --------
Total adjusted net loss.........................  $(21,771) $(25,453) $(30,273)
                                                  ========  ========  ========

Basic and diluted earnings per share:
  As reported...................................  $  (0.49) $  (0.56) $  (0.71)
                                                  ========  ========  ========
  As adjusted...................................  $  (0.39) $  (0.47) $  (0.66)
                                                  ========  ========  ========


     Estimated future intangible amortization expense, based on current balances, as of March 31, 2003 is as follows (in thousands):


     Fiscal Year                                    Amount
     -----------                                    ------
     2003 (remaining three months)...............  $  2,467
     2004........................................     8,161
     2005........................................     6,263
     2006........................................     6,050
     2007........................................     6,050
     2008........................................     2,017
                                                   --------
     Total.......................................  $ 31,008
                                                   ========


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


     The changes in the carrying amount of goodwill for the nine months ended March 31, 2003 are as follows (in thousands):

                                     Optical
                                     Storage   Imaging    TeraLogic    Total
                                     -------   -------    ---------    -----
Balance at June 30, 2002............ $ 3,113    $10,162    $    --    $13,275
Acquisition.........................      --         --     13,809     13,809
                                     -------    -------    -------    -------
Balance at March 31, 2003........... $ 3,113    $10,162    $13,809    $27,084
                                     =======    =======    =======    =======


     On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company has adopted SFAS 144 for its fiscal year beginning July 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company has adopted SFAS 146 for the third fiscal quarter beginning January 1, 2003 and does not expect that the adoption will have a material impact on its financial position, results of operations, or cash flows.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material impact on our financial statements.

     The Company enters into standard indemnification agreements with its customers in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party, generally business partners or customers, for losses suffered or incurred in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual, effective after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)


indemnification agreements is generally limited to the fees incurred but in some cases can be unlimited. However, to date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements except for one instance which has been adequately covered by its accruals.

     Through the normal course of business, the Company replaces parts that do not meet certain agreed upon specifications. Any returns are typically a result of exchanging a small number of defective parts with the same non-defective product. Such exchanges have historically represented less than 1% of total shipments. The warranty periods generally range less than one year. The Company has not incurred significant expenses under its product or service warranties. As a result, the Company believes the potential claims related to such agreements are minimal and that the warranty liability recorded as of March 31, 2003 is sufficient to cover such claims.

     The following represents the activity in the warranty accrual for the nine-month period ended March 31, 2003 (in thousands):


     Warranty accrual at June 30, 2002..............................  $  250
     Increase due to acquisition....................................      75
     Charges to cost of sales.......................................      56
     Utilization of reserve due to exchange of defective products...     (56)
                                                                      ------
     Warranty accrual at March 31, 2003.............................  $  325
                                                                      ======


     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-
Based Compensation, Transition and Disclosure."   SFAS No. 148 provides
alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard during the quarter ended March 31, 2003 did not have a material impact on the Company's financial statements. (See
Note 7)

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

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

2. Inventories
   -----------

     Inventories are stated at the lower of cost (first in, first out) or market and consisted of the following (in thousands):

                                                          March 31,   June 30,
                                                            2003        2002
                                                            ----        ----
Purchased parts and work in process.....................  $    839    $  1,056
Finished goods..........................................     1,147       3,873
                                                          --------    --------
                                                          $  1,986    $  4,929
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



                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
Net loss from continuing operations...  $(17,976) $ (1,740) $(46,606) $(14,253)
                                        ========  ========  ========  ========

Basic common shares...................    55,977    55,567    55,953    55,042
Effect of dilutive securities:
  Common stock options................        --        --        --        --
                                        --------  --------  --------  --------
Dilutive weighted average shares......    55,977    55,567    55,953    55,042
                                        ========  ========  ========  ========

Net loss per share from continuing
  operations:
  Basic...............................  $  (0.32) $  (0.03) $  (0.83) $  (0.26)
                                        ========  ========  ========  ========
  Diluted.............................  $  (0.32) $  (0.03) $  (0.83) $  (0.26)
                                        ========  ========  ========  ========


     For the three and nine month periods ended March 31, 2003, there were approximately 9,660,000 and 9,915,000 weighted average options outstanding, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these options would have had an anti-dilutive effect.

     Similarily, for the three and nine month periods ended March 31, 2002, there were approximately 238,000 and 2,331,000 weighted average options outstanding, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these options would have had an anti-dilutive effect.


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

     Oak's primary objective in acquiring Teralogic was to acquire an established base of qualified HDTV technology along with the associated business, revenue stream and design wins with significant customers, coupled with an assembled engineering workforce and body of knowledge that would enable the Company to continue to develop commercial HDTV technology and participate in a growing market. Based on these factors, the purchase price exceeded the net assets acquired resulting in the recognition of goodwill and other intangible assets.

     The unaudited pro forma combined financial statements reflect an estimated purchase price of approximately $49.2 million, as follows (in thousands):


Cash payments...........................   $ 43,045
Fair value of stock options granted.....      3,723
Acquisition costs.......................      2,473
                                           --------
Total consideration.....................   $ 49,241
                                           ========

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

     The purchase price allocation was as follows (in thousands):


Net liabilities acquired..........................  $   (961)
Customer advance assumed..........................    (4,000)
Deferred stock compensation.......................     2,058
In-process research and development...............     6,960
Intangible assets.................................    31,375
Goodwill..........................................    13,809
                                                    --------
                                                    $ 49,241
                                                    ========


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     The following table summarizes the estimated fair value of the tangible assets acquired and liabilities assumed at the date of acquisition (in thousands):


Cash and short-term investments.................... $    559
Other current assets...............................    4,187
Inventory..........................................    2,523
Property, plant and equipment......................    3,909
Other assets.......................................      125
Current liabilities................................  (12,264)
                                                    --------
Net liabilities acquired........................... $   (961)
                                                    ========


     Tangible assets were valued at their respective carrying amounts as the Company believes that these amounts approximate their current fair values. The valuation of the acquired intangible assets which was based on management's estimates and considered various factors including appraisals, resulted in a value of purchased technology of approximately $28.4 million, trademarks and others of approximately $1.9 million and covenants not to compete of approximately $1.1 million. Purchased technology and trademarks and others are being amortized over their estimated useful lives of 5 years and the covenants not to compete is being amortized over their useful lives of 12 to 18 months. In accordance with SFAS 142, goodwill of approximately $13.8 million is not amortized and will be tested for impairment at least annually.

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

     As of March 31, 2003, the Company has incurred approximately $1.6 million of the estimated $4 million in remaining costs to complete the development of the Generation 9 project. As of March 31, 2003, there have been no material variations from the underlying assumptions that were used in the original computation of the acquired in-process research and development amount.

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


                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
In thousands except for per share data:

Pro forma revenues....................  $ 25,865  $ 45,385  $ 90,508  $120,589
                                        ========  ========  ========  ========

Pro forma net loss....................  $(17,976) $ (8,638) $(55,582) $(37,021)
                                        ========  ========  ========  ========

Pro forma basic and diluted loss per
  share...............................  $  (0.32) $  (0.16) $  (1.00) $  (0.68)
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


6. Acquisition Related Charges and Deferred Stock Compensation
   -----------------------------------------------------------

     Acquisition related expenses include an in-process research and development charge and certain other cash payments which were committed as part of the acquisition of TeraLogic. Deferred stock compensation reflects the charge related to stock options granted to TeraLogic employees as part of the acquisition. These commitments were made to ensure the transfer of employee knowledge during the integration of the two companies. Some of these payments were obligations made by TeraLogic's shareholders prior to the acquisition and later assumed by Oak to ensure employee stability during the period leading up to the announcement of the acquisition and for a period of six months after the acquisition. The remaining amount relates to unique compensation incentives designed and negotiated for this particular acquisition to ensure continuity and complete delivery of the knowledge-based assets acquired from TeraLogic.
As neither obligation is part of Oak's normal operating compensation practices, they are shown separately in the Company's financial statements.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     The following table summarizes the acquisition related expenses and deferred stock compensation (in thousands):


                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
Acquisition related expenses related to:

Cost of product revenues............... $    127  $     --  $    180  $     --
Research and development expenses......      554        --       657        --
Selling, general and administrative
  expenses.............................      986        --     1,542        --
In process research and development
  expense..............................       --        --     6,960        --
                                        --------  --------  --------  --------
Total acquisition related expenses..... $  1,667  $     --  $  9,339  $     --
                                        ========  ========  ========  ========


Deferred stock compensation related to:

Cost of product revenues............... $      9  $     --  $     15  $     --
Research and development expenses......       50        --        83        --
Selling, general and administrative
  expenses.............................       65        --       108        --
                                        --------  --------  --------  --------
Total deferred stock compensation
  expenses............................. $    124  $     --  $    206  $     --
                                        ========  ========  ========  ========



7. Stock Based Compensation
   ------------------------

     Oak applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock plans. Stock options are generally granted with exercise prices equivalent to fair market value, and no compensation cost is recognized. In connection with stock options granted through the acquisition of TeraLogic during the quarter ended December 31, 2002, the Company recorded deferred stock-based compensation totaling $2.1 million which is being amortized over the vesting period of the options. Deferred stock compensation expense recognized as a result of the amortization of these options during the quarter ended March 31, 2003 and for the nine-month period ended March 31, 2003 was approximately $124,000 and $206,000, respectively.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. The following table presents the pro forma information (in thousands, except per share amounts):


                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
Net loss as reported..................  $(17,976) $ (1,740) $(46,606) $(14,253)
                                        ========  ========  ========  ========
Adjustments:
  Stock-based employee compensation
    expense included in net loss......       124        --       206        --

  Stock-based employee compensation
    expense determined under the fair
    value method......................    (6,765)   (3,919)  (16,182)  (11,758)
                                        --------  --------  --------  --------
Pro forma net loss....................  $(24,617) $ (5,659) $(62,582) $(26,011)
                                        ========  ========  ========  ========

Pro forma basic and diluted loss per
  share...............................  $  (0.44) $  (0.10) $  (1.12) $  (0.47)
                                        ========  ========  ========  ========
Basic and diluted loss per share as
  reported............................  $  (0.32) $  (0.03) $  (0.83) $  (0.26)
                                        ========  ========  ========  ========



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of zero percent and the following weighted average assumptions:




                               Stock Option Plans       Stock Purchase Plan
                            ------------------------  ------------------------
                             Quarter and Nine Month    Quarter and Nine Month
                              Period Ended March 31,    Period Ended March 31,
                            ------------------------  ------------------------
                               2003          2002          2003       2002
                               ----          ----          ----       ----
Expected life (years)........  5.40          5.40          0.50       0.50
Expected volatility..........    97%           92%           97%        92%
Risk-free interest rate......  3.65%         4.37%         1.55%      2.55%



8. Restructuring
   -------------

     During the quarter ended March 31, 2003, the Company recorded restructuring charges of $4.0 million for reduction in force of approximately 110 employees due to the continued reorganization of the Optical Storage group. This charge included approximately $700,000 of unrealized loss on the sale of the development group in Osaka, Japan which was completed on April 1, 2003.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

These activities are part of the continued reorganization of the Optical Storage group which originated during the quarter ended December 31, 2002.

     During the quarter ended December 31, 2002, Company recorded restructuring expenses of $3.2 million related to the reduction in force of approximately 20 employees, an adjustment of a loss on lease of a previously abandoned leased office space, and the impairment of two additional existing facilities owned and held for sale by the Company. The impairment charge of $1.4 million attributable to facilities owned and held for sale by the Company is a result of a decline in fair market value compared to the net book value. The adjustment of a loss on lease of a previously abandoned leased office space was updated during the quarter ended December 2002 due to a change in circumstances, specifically the continued slow down of the economy after a one year period which resulted in a more likely outcome of a significant reduction of potential sublease rental rates during the remaining lease term of 42
months.   This resulted in a charge of $1.2 million during the second quarter of fiscal 2003 which is expected to reduce the remaining loss on lease net of any expected sub-lease income.

     During the nine month period ended March 31, 2003, Oak recorded restructuring charges of $2.4 million related to the reduction in force due to the restructuring of the overall business and the planned abandonment of an existing office space. This represented the reduction in force of approximately 30 employees.

     The expenses relating to the restructuring charges are summarized as follows (in thousands):

                                   Severance   Facilities    Other      Total
                                   ---------   ----------    -----      -----
Balance, June 30, 2002............. $    384   $  1,657    $     16   $  2,057
Provision recorded during the
  nine month period ended
  March 31, 2003...................    3,934      3,273          --      7,207
Provision utilized during the nine
  month period ended March 31, 2003   (1,789)    (3,027)        (16)    (4,832)
                                    --------   --------    --------   --------
Balance, March 31, 2003............ $  2,529   $  1,903    $     --   $  4,432
                                    ========   ========    ========   ========


      All remaining balances at March 31, 2003 are expected to be paid out in cash. Amounts related to facilities will be paid over the lease terms through June 2006 and the remaining amounts are expected to be paid by the end of the first quarter of fiscal 2004.


9. Segment Information
   -------------------

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

     Information about reported segment income or loss is as follows for the three and nine months ended March 31, 2003 and 2002 (in thousands):



                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
Net revenues:
  Optical Storage.....................  $  8,448  $ 30,601  $ 37,777  $ 76,427
  Imaging.............................    12,623    11,495    37,623    35,258
  TeraLogic...........................     4,794        --     9,074        --
                                        --------  --------  --------  --------
                                        $ 25,865  $ 42,096  $ 84,474  $111,685
                                        ========  ========  ========  ========

Cost of goods sold and direct operating
  expenses:
  Optical Storage.....................  $ 10,947  $ 26,430  $ 44,896  $ 71,040
  Imaging.............................     7,985     7,496    23,890    22,469
  TeraLogic...........................     7,492        --    12,404        --
                                        --------  --------  --------  --------
                                        $ 26,424  $ 33,926  $ 81,190  $ 93,509
                                        ========  ========  ========  ========

Contribution margin:
  Optical Storage.....................  $ (2,499) $  4,171  $ (7,119) $  5,387
  Imaging.............................     4,638     3,999    13,733    12,789
  TeraLogic...........................    (2,698)       --    (3,330)       --
                                        --------  --------  --------  --------
                                        $   (559) $  8,170  $  3,284  $ 18,176
                                        ========  ========  ========  ========


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine months ended March 31, 2003 and 2002, is as follows (in thousands):


                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
Contribution margin from operating
  segments............................ $   (559)  $  8,170  $  3,284  $ 18,176
  Indirect operating expenses.........    6,664      5,715    21,096    18,878
  Depreciation expense................    2,591      1,881     6,916     5,237
  Amortization of intangibles.........    2,467      3,046     6,978     9,520
  Acquisition related expenses........    1,667         --     9,339        --
  Deferred stock compensation.........      124         --       206        --
  Restructuring charge................    4,046        396     7,207     2,424
                                       --------   --------  --------  --------
Total operating loss..................  (18,118)    (2,868)  (48,458)  (17,883)
  Non-operating income, net...........      508      1,573     3,429     5,206
                                       --------   --------  --------  --------
Loss before income taxes               $(17,610)  $ (1,295) $(45,029) $(12,677)
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

     The distribution of net revenues for the three and nine months ended March 31, 2003 and 2002 are as follows (in thousands):



                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
Revenue from unaffiliated customers
  originating from:
  North America.......................  $ 5,998   $  3,906  $ 15,551  $ 14,294
  Japan...............................    9,830     13,350    31,774    41,077
  Korea...............................    1,824     13,812     5,237    28,808
  Taiwan..............................    6,984      4,301    26,521    12,115
  Philippines.........................      336      5,792     2,091    11,251
  Europe..............................      713        778     2,878     1,764
  Other...............................      180        157       422     2,376
                                        --------  --------  --------  --------
                                        $ 25,865  $ 42,096  $ 84,474  $111,685
                                        ========  ========  ========  ========


                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     For the three months ended March 31, 2003, two customers accounted for 15% and 11% of total revenues, respectively. For the same period of the prior fiscal year, three customers accounted for 32%, 14% and 11% of total revenues, respectively. All of these customers are attributable to the optical storage group.

     For the nine months ended March 31, 2003, two customers of the optical storage group accounted for 14% and 11% of total revenues, respectively. For the same period of the prior fiscal year, two customers of the optical storage group accounted for 25% and 11% of total revenues, respectively, and one customer of the imaging group accounted for 11% of total revenues.

     As of March 31, 2003, three customers accounted for 34%, 21% and 18% of total net accounts receivable, respectively, and as of June 30, 2002, four customers accounted for 34%, 24%, 14% and 12% of total net accounts receivable, respectively.


10. Comprehensive Loss
    ------------------

     The following table presents the calculation of comprehensive loss as required by SFAS 130. The components of comprehensive loss, net of tax, are as follows (in thousands):



                                       Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  ------------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
Net loss..............................  $(17,976) $ (1,740) $(46,606) $(14,253)
  Other comprehensive income (loss):
    Change in unrealized gain (loss)
      on investments, net.............      (194)   (1,813)     (323)      332
                                        --------  --------  --------  --------
Total comprehensive loss..............  $(18,170) $ (3,553) $(46,929) $(13,921)
                                        ========  ========  ========  ========



11. Income Taxes
    ------------

     For the three and nine months ended March 31, 2003 and March 31, 2002, the Company recorded tax expense based on actual taxes incurred.


12. Subsequent Events
    -----------------

Sale of Development Group in Osaka, Japan

     On April 1, 2003, Oak completed the sale of a development group in Osaka, Japan which focused on the development and design of computers and relevant equipment, such as CD-R/RW drives and DVD players. This group was a result of the acquisition of Accel Technology, K.K. ("Accel") which was completed on July 5, 2001. The assets and liabilities of this group was sold for proceeds of approximately $300,000 resulting in an accrued loss of approximately $700,000 which is included in the financial statements as of March 31, 2003 as part of restructuring expense. The assets of Accel of approximately $1,063,000 net of unrealized loss of $700,000 is included in prepaid expenses and other current assets as of March 31, 2003 as they are considered to be assets held for sale. The liabilities of Accel of approximately $63,000 is included in accrued expenses as of March 31, 2003 as they are considered to be liabilities held for sale.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

Sale of Optical Storage Assets to Sunplus Technology Co., Ltd.
--------------------------------------------------------------

     On April 3, 2003, Oak completed the sale of certain optical storage assets to Sunplus Technology Co., Ltd. ("Sunplus"), a Taiwan-based publicly held, fabless integrated circuit design house focused on the consumer market.

     The sale was made pursuant to an Asset Purchase Agreement, dated as of February 5, 2003 (as amended, on April 3, 2003) by and between Oak and Sunplus. In the transaction, Oak transferred its Optical Storage business and certain assets to Sunplus for approximately $30 million, comprised of $16 million in cash and the equivalent of $14 million in shares of Sunplus common stock to be issued by Sunplus. Sunplus shares are traded on the Taiwan Stock Exchange. Sunplus has established an escrow by contributing $14 million in cash in conjunction with its obligation to issue Sunplus common stock with a fair market value based on the average closing price for ten trading days ending two business days prior to the delivery of shares. The escrow account was established to (i) compensate Sunplus for any unknown liabilities incurred in conjunction with the transaction and (ii) serve as a guaranty for Sunplus' obligation to Oak to issue shares. If regulatory approval for the issuance of shares is not obtained by Sunplus within nine months of closing, Oak will receive the net cash held in escrow in lieu of Sunplus common stock. The agreement also calls for the Company to indemnify Sunplus for claims made against the assets sold for a period of two years limited by the purchase price.

     Under the asset purchase agreement, Oak has the right to make a minority investment in Sunext Technology Co., Ltd., a new company created by Sunplus. Oak and Sunplus also entered into a number of ancillary agreements, including a license agreement relating to the use by Sunplus of certain Oak patents and a license by Sunplus granting back to Oak certain rights to continue to use the Optical Storage technology sold to Sunplus under the Asset Purchase Agreement.

     An estimated summary of the transaction is as follows (in thousands):


Cash due from Sunplus.................................   $ 16,000
Stock due from Sunplus................................     14,000
Less: Net assets transferred..........................     (3,950)
Estimated transaction expenses........................       (325)
Allocated Optical Storage goodwill....................     (1,624)
                                                         --------
Estimated net gain on sale............................   $ 24,101
                                                         ========



     Net assets transferred represents the net book value of the Optical Storage inventory and fixed assets transferred to Sunplus as of March 31, 2003. These assets have been recorded as assets held for sale and included as prepaid expenses and other current assets as of March 31, 2003. Transaction expenses primarily include estimated costs of $325,000 related to legal and accounting costs. Allocated Optical Storage Group goodwill represents the pro rata portion of goodwill included in the Optical Storage Group operating segment associated with the sale to Sunplus. The amount of goodwill included in the disposition is based on the estimated relative fair values of the business sold to Sunplus and the remaining portion of the Optical Storage Group that has been retained. The fair value of the portion of the retained Optical Storage Group has been determined upon preliminary management estimates that may be subject to change based upon finalization of a fair value evaluation.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     The following table sets forth the net revenues and the directly attributable cost of revenues and operating expenses of the Optical Storage products for the three and nine month periods ended March 31, 2003 (in thousands):


                                         Three Months Ended   Nine Months Ended
                                           March 31, 2003      March 31, 2003
                                           --------------      --------------
Net revenues...............................   $   8,448            $ 37,778

Cost of revenues and operating expenses:
  Cost of revenues.........................        4,924             20,816
  Research and development expenses........        4,754             17,682
  Selling, general and administrative
   expenses................................        1,395              5,147
  Amortization of intangibles..............           --                229
  Restructuring charge.....................        3,855              5,845
                                               ---------          ---------
Net loss...................................    $  (6,480)         $ (11,941)
                                               =========          =========



Proposed Merger with Zoran Corporation
--------------------------------------

     On May 4, 2003, the Company entered into an Agreement and Plan of Reorganization with Zoran Corporation ("Zoran") and Zinc Acquisition Corporation, a wholly-owned subsidiary of Zoran ("Merger Sub"). Under the terms of the merger agreement, the Company will merge with and into Merger Sub with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of Zoran. As a result of the merger, each outstanding share of the Company's common stock will be exchanged for 0.2323 of a share of Zoran's common stock and $1.78 in cash. The merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the merger is subject to the approvals of the stockholders of the Company and Zoran, expiration of the waiting period under United States antitrust laws, SEC clearance and other customary closing conditions. A Form 8-K filed on May 7, 2003 disclosed this merger and also included as exhibits, the Agreement and Plan of Reorganization and a joint press release of the Company and Zoran dated May 5, 2003 describing the merger. In connection with the merger agreement, the Company entered into Amendment No. 2 to its Rights Agreement, which excluded the proposed merger.

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

General
-------

     Oak designs, develops and markets high performance integrated semiconductors, software and platform solutions to original equipment manufacturers ("OEMs") worldwide that serve the digital television, digital imaging equipment and consumer optical storage markets. Our digital imaging products consist of semiconductor hardware and software that enables users to print, scan, process and transmit documents to computer peripherals that perform printing functions. Our optical storage products consist primarily of integrated circuits and supporting software and firmware, all designed to store and distribute digital content, thereby enabling our customers to deliver cost effective, powerful systems to the end users for the home and enterprise. Our digital television products consists of integrated circuits, software and platforms for digital television that enable the delivery and display of digital video content through a set top box or television. Our mission is to be a leading solutions provider for the storage, distribution and display of digital content.

     Oak's operations were previously organized along its two market-focused groups: the Optical Storage Group and the Imaging Group. With the acquisition of TeraLogic, Inc., during the quarter ended December 31, 2002, Oak's operations are now organized along three market focused groups: Optical Storage Group, Imaging Group, and TeraLogic Group.

     For the results of operations for the three and nine months ended March 31, 2003, the Company reported a net loss of $18.0 million and $46.6 million, respectively compared to a net loss of $1.7 million and $14.3 million recorded for the three and nine month periods, respectively, of the prior fiscal year. The Company continues to experience the effects of decreased revenues caused by the slowdown in the PC industry as well as a decrease in overall global economic conditions.

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

     In addition, our operating results are subject to fluctuations in the markets for our customers' products, particularly the consumer electronics and personal computer markets, which have been severely impacted by the current slow down in the semiconductor industry and the overall weak macro-economic environment. Although Oak had devoted a substantial portion of its research and development efforts to developing chips used in DVD systems, CD-RW drives as well as inkjet and laser imaging devices, the Company expects to shift its focus to the development of chips and platforms used in digital television products while it continues the development of inkjet and laser imaging devices. Our optical storage, digital television, and digital imaging products are subject to the new product risks described in the preceding paragraph, including in particular our ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse effect on our operating results.


Recent Developments
-------------------

Sale of Development Group in Osaka, Japan
-----------------------------------------

     On April 1, 2003, Oak completed the sale of a development group in Osaka, Japan which focused on the development and design of computers and relevant equipment, such as CD-R/RW drives and DVD players. This group became a part of Oak as a consequence of the acquisition of Accel Technology, K.K. ("Accel") which was completed on July 5, 2001. The assets and liabilities of this group were sold for proceeds of approximately $300,000 resulting in a loss of approximately $700,000 which is included in the financial statements as part of restructuring expense as of March 31, 2003. The loss incurred as a result of the sale was less than the loss which would have been incurred had these employees been terminated in accordance with Japanese labor laws. The assets of Accel of approximately $1,063,000 net of unrealized loss of $700,000 is classified as assets held for sale and is included in prepaid expenses and other current assets as of March 31, 2003. The liabilities of Accel of approximately $63,000 is included in accrued expenses as of March 31, 2003 as they are considered to be liabilities held for sale.

Sale of Optical Storage Assets to Sunplus Technology Co., Ltd.
--------------------------------------------------------------

     On April 3, 2003, Oak completed the sale of certain optical storage assets to Sunplus Technology Co., Ltd. ("Sunplus"), a Taiwan-based publicly held, fabless integrated circuit design company focused on the consumer market. The sale was made pursuant to an Asset Purchase Agreement, dated as of February 5, 2003 (as amended on April 3, 2003) by and between Oak and Sunplus. In the transaction, Oak transferred its optical storage business and certain assets to Sunplus for approximately $30 million, comprised of $16 million in cash and the equivalent of $14 million in shares of Sunplus common stock to be issued by Sunplus. Sunplus shares are traded on the Taiwan Stock Exchange. Sunplus has established an escrow by contributing $14 million in cash in conjunction with its obligation to issue Sunplus common stock with a fair market value based on the average closing price for ten trading days ending two business days prior to the delivery of shares. The escrow account was established to (i) compensate Sunplus for any unknown liabilities incurred in conjunction with the transaction and (ii) serve as a guaranty for Sunplus' obligation to Oak to issue shares. If regulatory approval for the issuance of shares is not obtained by Sunplus within nine months of closing, Oak will receive the cash held in escrow in lieu of Sunplus common stock. Under the asset purchase agreement, Oak has the right to make a minority investment in Sunext Technology Co., Ltd., a new company created by Sunplus. In connection with the sale, Oak and Sunplus also entered into a number of ancillary agreements, including a license agreement relating to the use by Sunplus of certain Oak patents and a license by Sunplus granting back to Oak certain rights to continue to use the Optical Storage technology sold to Sunplus under the Asset Purchase Agreement.

Proposed Merger with Zoran Corporation
--------------------------------------

     On May 4, 2003, Oak entered into an Agreement and Plan of Reorganization with Zoran Corporation ("Zoran") and Zinc Acquisition Corporation, a wholly-owned subsidiary of Zoran ("Merger Sub"). Zoran develops and markets integrated circuits, integrated circuit cores and embedded software used by original equipment manufacturers in digital video and audio products for commercial and consumer markets. Under the terms of the merger agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of Zoran. As a result of the merger, each outstanding share of the Company's common stock will be exchanged for 0.2323 of a share of Zoran's common stock and $1.78 in cash. The merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the merger is subject to the approvals of the stockholders of the Company and Zoran, expiration of the waiting period under United States antitrust laws, SEC clearance and other customary closing conditions.

     There can be no assurance that the merger will close timely prior to December 4, 2003, that the companies will be integrated successfully, or without unanticipated costs or that anticipated synergies or other benefits will be realized.

     The Results of Operations presented below represent our historical results only. All of the projections, trends and forward-looking statements included herein are based on the Company as a stand-alone entity. In the event that the proposed merger is completed, these projections, trends and forward-looking statements will likely change, and the changes may be significant. Actual results following the merger could differ materially from those currently anticipated as a result of a number of factors, including risks and uncertainties discussed in both companies' filings with the Securities and Exchange Commission.

     We will incur significant costs associated with the merger, including legal, accounting, financial printing and financial advisory fees. Many of these fees must be paid regardless of whether the merger is completed. In addition, we could be required to pay a termination fee to Zoran upon the occurrence of certain events. Our relationships with customers may be disrupted because of the diversion of management attention while negotiating the merger and as a result of any perceived uncertainty regarding the outcome of the merger. If customers delay decisions to purchase our products due to this uncertainty, our results of operations would be adversely affected.


Results of Operations

     Net Revenues. Net revenues decreased 39% to $25.9 million for the three
     ------------
months ended March 31, 2003 from $42.1 million in the comparable period of fiscal 2002. The year over year decrease in quarterly revenues is a result of a decline in Optical Storage revenues due to a loss of market share stemming from the Company's inability to timely deliver new competitive innovative products that would garner design wins in the market. In addition, the Company continued to reorganize the Optical Storage group in preparation of transferring certain Optical Storage assets to Sunplus. The continued global slowdown and decline in PC related markets also contributed to the year over year decline in revenues. This decline was partially offset by $4.8 million in revenues for the TeraLogic business acquired on October 25, 2002.

     For the nine months ended March 31, 2003, net revenues decreased 24% to $84.5 million from $111.7 million in the same period of the prior year. The year over year decrease in revenues is generally attributable to the same reasons stated above. This decline was partially offset by revenues for the TeraLogic business acquired on October 25, 2002.

     Net revenues in the Optical Storage business segment were $8.4 million for the third quarter of fiscal 2003, representing a 72% decrease from the segment's net revenues of $30.6 million reported in the same period of fiscal 2002. Net revenues in the Optical Storage business segment decreased 51% to $37.8 million for the nine months ended March 31, 2003 compared to $76.4 million recorded in the same period of the prior year. The decrease in revenues is primarily attributable to a decline in volume of shipments of controller products and ASP erosion. This decline is the result of several factors including a loss of market share during transitions to newer generations of product, absence of a next generation companion AFE chip to go with the controller, a weaker economy and weaker PC Market coupled with intense competition between component suppliers, drive manufacturers and PC-OEM's which have driven in excess of 20% annualized ASP erosion. The Company also had a major customer in Philips formally announce their withdrawal from the PC-OEM Optical Storage supplier market during the December 2002 quarter. In addition, on April 3, 2003, Oak completed a transaction to sell certain Optical Storage assets based on the terms of a definitive agreement entered into with Sunplus on February 5, 2003, a publicly held fabless semiconductor company focused on the consumer market, based in Taiwan. Under the terms of the Agreement, Oak transferred certain Optical Storage assets to Sunplus in return for approximately $30 million, comprised of $16 million in cash and shares of Sunplus common stock having a value of $14 million. In anticipation of the transaction, Oak experienced a significant decline in Optical Storage revenues in the March quarter.

     Net revenues for the Imaging business segment were $12.6 million for the three months ended March 31, 2003, representing a 10% increase over the $11.5 million reported in the same quarter of fiscal 2002. Net revenues for the Imaging business segment increased to $37.6 million, or 7% for the nine months ended March 31, 2003 compared to $35.3 million recorded during the same period of the prior year. The slight increase is primarily the result of higher revenues related to Imaging hardware products during the three and nine month periods ended March 31, 2003 as compared to the same periods of the prior year. This increase was offset by a decline in software revenues for the nine-month period of approximately $1.4 million due to a decline in revenues associated with developing print drivers for a specific OEM manufacturer, a business which has been deemphasized by Oak.

     As a result of the acquisition of TeraLogic which was completed during the quarter ended December 31, 2002, Oak has added a third business segment, the TeraLogic group. Revenues for the TeraLogic group for the quarter ended March 31, 2003 was $4.8 million and from the date of acquisition of October 25, 2002 through March 31, 2003 were $9.1 million. The Company expects that revenues for the TeraLogic group will grow over time as digital television and HDTV become more widespread.

     Cost of Revenues.  Cost of revenues includes the cost of wafer
     ----------------
fabrication, assembly, and testing performed by third-party vendors, and direct and indirect costs associated with the procurement, scheduling and quality assurance functions performed by the Company. The Company's total gross margin increased to 59% for the quarter ended March 31, 2003, as compared to 50% during the comparable period in the prior year. For the nine months ended March 31, 2003, the Company's total gross margin increased to 58% compared to 50% in the same period of the prior year.

     Gross margin for the Optical Storage business segment was 42% for the third quarter of fiscal 2003 compared to 40% for the comparable quarter of the prior fiscal year and 43% for the nine months ended March 31, 2003 compared to 37% for the comparable period of the prior fiscal year. The increase in gross margins for the quarter and nine month periods ended March 31, 2003 compared to the same periods of the prior fiscal year was primarily a result of the product mix in which the Company stopped selling a low margin discrete AFE and at the same time sold an increased relative mix of high margin combo products. In addition, the margin improved as a result of a decline in optical storage products compared to optical storage software and support revenues which have higher margins.

     Gross margin for the Imaging business segment was 76% for the third quarter of fiscal year 2003, as compared to the 79% reported in the third quarter of fiscal 2002. Gross margin for the Imaging business for the nine months ended March 31, 2003 was 76% compared to 78% for the same period in the prior year. The slight decline in margins for the quarter and nine month period ended March 31, 2003 compared to the same periods of the prior fiscal year is due to certain non-recurring NRE projects which carried a lower relative margin than our typical product licensing sales. These projects are expected to be completed prior to June 30, 2003.

     Gross margin for the TeraLogic business segment was 46% for the quarter ended March 31, 2003 and 49% from the date of acquisition through March 31, 2003. Oak expects gross margins for the TeraLogic business segment to fluctuate based on changes in product mix each quarter. For instance, the TeraLogic group is currently working to bring the next generation of their HDTV technology, referred to as "Generation 9", into volume production with Customers in the later half of Calendar 2003. This technology is designed on
0.13 micron line widths and geometries for processing at Taiwan Semiconductor Manufacturing Corporation ("TSMC"). This is the Company's first design at 0.13 micron and this is also a relatively new manufacturing process at TSMC. As a result, the Company currently expects early manufacturing yields to be lower than the Company has experienced in previous geometries and manufacturing processes. While the Company expects these yields to improve over time, because of the variables and dependencies involved, it is currently difficult to predict either the initial yields or the rate of expected improvement. This may lead to margins which will temporarily fluctuate in future quarters until the new product is fully ramped into production and the manufacturing process becomes stable.

     During fiscal 2001 and 2002, the Company provided a full reserve for certain quantities of inventory primarily related to Optical Storage of $5.6 million and $4.1 million, respectively. Approximately $4.1 million in fully reserved gross inventory was physically scrapped during the quarter ended December 31, 2002 which had no impact to the Company's net loss. During the quarter ended March 31, 2003, the Company scrapped approximately $2.8 million in fully reserved gross inventory which had no impact to net loss for the period. In addition, fully reserved gross inventory with an original cost of approximately $1.0 million was sold during the March 2003 quarter resulting in $1.1 million of revenues with 100% gross profit primarily related to the Optical Storage group. These inventory items had been fully reserved in previous periods based on the Company's comparison of the quantity and cost of inventory on hand to management's forecast of customer demand at that time. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. At March 31, 2003 there was approximately $1.2 million of fully reserved inventory which if not sold would be scrapped at some future date.

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

     Research and Development Expenses.  Research and development costs are
     ---------------------------------
expensed as incurred. Research and development expenses of $15.8 million for the quarter ended March 31, 2003 increased $2.6 million, or 20%, from the $13.2 million recorded in the comparable period of the previous fiscal year.
Research and development expenses for the nine months ended March 31, 2003 increased 19% to $46.4 million from the $39.2 million recorded in the same period of the prior year. This increase in year over year R&D expense is attributable to the inclusion of TeraLogic from October 25, 2002 which accounted for $2.4 million of the increase for the quarter ended March 31, 2003 and $6.8 million of the increase for the nine month period ended March 31, 2003. The Company will continue to invest substantial resources in research and development of new products in the Company's target markets: the digital television, digital imaging and consumer optical storage markets.

     Selling, General and Administrative Expenses.  Selling, general and
     --------------------------------------------
administrative ("SG&A") expenses increased by 27% to $9.4 million for the three months ended March 31, 2003 from $7.4 million in the comparable period of the prior year. SG&A expenses increased 23% to $27.6 million for the nine months ended March 31, 2003 compared to $22.5 million in the same period of the prior year. The increase in SG&A expense for the quarter and nine month period ended March 31, 2003 compared to the same periods of the prior fiscal year was primarily attributable to the inclusion of TeraLogic starting October 25, 2002 which accounted for approximately $1.2 million for the quarter ended March 31, 2003 and $2.4 million for the nine month period ended March 31, 2003. Additional increases during the nine month period ended March 31, 2003 compared to the same period in the prior year is a result of an increase in legal expense of $2.5 million for the nine months ended March 31, 2003 compared to the same periods of the prior year which is related to an ongoing litigation which we expect to continue over the next several quarters.

     Amortization of Intangibles.  Amortization of intangible assets was $2.5
     ---------------------------
million for the three months ended March 31, 2003, a decrease of $0.6 million or 19% from the $3.0 million recorded in the same period of the prior fiscal year. For the nine months ended March 31, 2003, amortization of intangible assets decreased 27% to $7.0 million from the $9.5 million recorded in the same period of the prior year. The year over year decrease is a result of the completion of amortization of certain intangible assets as they became fully amortized offset by the acquisition of TeraLogic which resulted in the addition of approximately $30.3 million in intangible assets which will be amortized over one to five year lives.

     Acquisition related expenses.  For the three months ended March 31, 2003,
     ----------------------------
the Company recorded acquisition related expenses of $1.7 million. This amount represents certain acquisition related bonuses paid to former TeraLogic employees related to the acquisition of TeraLogic during the quarter ended December 31, 2003. For the nine-month period ended March 31, 2003, the Company recorded approximately $9.3 million related to acquisition related charges. This amount includes approximately $2.3 million of amortization of certain acquisition related bonuses. Some of these payments were obligations made by TeraLogic's shareholders during the acquisition and later assumed by Oak to ensure employee stability prior to and during the acquisition. In general, all of these commitments were made to ensure the proper transfer of employee knowledge and intellectual property during the integration of the two companies. As these charges are not part of Oak's normal operating compensation practices, they are shown separately in the Company's financial statements. In addition, approximately $7.0 million of in-process research and development charges related to the acquisition of TeraLogic were recorded during the quarter ended December 31, 2002. The in process research and development charge represents the estimated fair value of an acquired in-process research and development project that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. The Company expects that the technology will be successfully completed by the fourth quarter of fiscal 2003 with approximately $4 million in remaining costs. At the time of acquisition, TeraLogic had one material project in process, Generation 9, an integrated System on a Chip that integrates a previous generation of the technology with a new Audio DSP Core as well as a MIPS 64 bit processor and certain other video processing features. The value of in-process research and development was determined using the multi-period excess earnings method by estimating the expected net cash flows from the Generation 9 project once commercially viable, discounting the net cash flows back to their present value using a discount rate of 23%. This rate was based on the industry segment for the technology, nature of the products to be developed, length of time to complete the project and overall maturity and history of the development team. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes.
These estimates did not take into account any potential synergies that could be realized as a result of the acquisition. Revenues for Generation 9 and the incremental core technology developed are expected to commence in the fourth quarter of fiscal 2003 and extend through 2009. We based our revenue projections on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions.

     Deferred Stock Compensation. For the quarter and nine month period ended
     ---------------------------
March 31, 2003, the Company recorded deferred stock compensation charges of
approximately $124,000 and $206,000 respectively.   These charges are
attributable to non-qualified options to purchase approximately 2.3 million shares of Oak common stock with a term of ten years that were granted to TeraLogic employees as part of the acquisition. The fair value of stock options was determined using the Black-Scholes option pricing model, applying a weighted average expected life of 5.4 years, a weighted average risk-free rate of 4.37%, an expected dividend yield of zero percent, a volatility of 92% and a fair value of $2.04 per share. The intrinsic value of these unvested options, totaling approximately $2.1 million, has been recorded as deferred stock compensation and will be amortized over the vesting period of 50 months on a straight line basis.

     Restructuring Charge.  During the quarter ended March 31, 2003, the
     --------------------
Company recorded restructuring charges of $4.0 million for reduction in force of approximately 110 employees due to the continued reorganization of the Optical Storage group. This charge included approximately $700,000 of unrealized loss on the sale of the development group in Osaka, Japan which was completed on April 1, 2003. These activities are part of the continued reorganization of the Optical Storage group which originated during the quarter ended December 31, 2002. During the quarter ended December 31, 2002, Company recorded restructuring expenses of $3.2 million related to the reduction in force of approximately 20 employees, an adjustment of a loss on lease of a previously abandoned leased office space, and the impairment of two additional existing facilities owned and held for sale by the Company. The impairment charge of $1.4 million attributable to facilities owned and held for sale by the Company is a result of a decline in fair market value compared to the net book value. The adjustment of a loss on lease of a previously abandoned leased office space was updated during the quarter ended December 2002 due to a change in circumstances, specifically the continued slow down of the economy after a one year period which resulted in a more likely outcome of a significant reduction of potential sublease rental rates during the remaining lease term of
42 months.   This resulted in a charge of $1.2 million during the second quarter of fiscal 2003 which is expected to reduce the remaining loss on lease net of any expected sub-lease income.

     During fiscal 2002, the Company recorded total restructuring charges of $3.2 million related to the reduction in force of approximately 70 employees and the additional loss on leasehold as a result of a sub-tenant that experienced financial difficulties and abandoned the facility with
approximately 5 years remaining.   Of this amount, $2.4 million was recorded
during the nine month period ended March 31, 2002 attributable to the reduction in force of approximately 30 employees and the planned abandonment of an existing office space. The total reduction in headcount as a result of the fiscal 2002 restructuring charge resulted in cash savings and reduced R&D expense of approximately $1.0 million per quarter while the charge attributable to the loss on leasehold reduced lease expense by approximately $200,000 per quarter. We expect that the total charge related to the loss on leasehold including the adjustment made in the second quarter of fiscal 2003 will be sufficient to reduce the remaining lease expense net of any future sublease income.

     Other Non-operating Income.  During the third quarter of fiscal 2002, non-
     --------------------------
operating income decreased to $0.5 million from the $1.6 million recorded during the same quarter of fiscal 2002. Non-operating income decreased 34% to $3.4 million for the nine months ended March 31, 2003 from $5.2 million recorded in the same period of the prior year. The year over year decrease is a result of the decrease in interest income as a result of lower interest rates and a decline in cash and short-term investment balances. The decrease in interest income for the nine month period ended March 31, 2003 compared to the same period in the prior year was offset in the quarter ended December 31, 2002 by the sale of marketable securities which resulted in a gain of $0.7 million.

     Income Taxes.  For the third quarter of fiscal 2003 and for the nine
     ------------
months ended March 31, 2003, tax expense was based on actual taxes incurred. Management does not yet believe it is more likely than not that sufficient future taxable income will be generated to realize all of the Company's deferred tax assets. Accordingly, a valuation allowance existed against substantially all of the deferred tax assets as of June 30, 2002 and March 31,

2003. No income tax benefit was recognized with respect to operating losses incurred in the third quarter of fiscal 2003 and for the nine months ended March 31, 2003.


Liquidity and Capital Resources
-------------------------------

     Since its inception, Oak has financed its cash requirements from cash generated from operations, the sale of equity securities, bank lines of credit and long-term and short-term debt. Oak's principal sources of liquidity as of March 31, 2003 consisted of approximately $67.9 million in cash, cash equivalents and short-term investments.

     Oak's working capital decreased by $79.9 million to $49.3 million as of March 31, 2003 from $129.2 million as of June 30, 2002. The decrease was primarily attributable to the acquisition of TeraLogic which was completed during the second quarter of fiscal 2002. Approximately $45 million was used in the acquisition of TeraLogic along with an additional $24.4 million used in operating activities during the nine months ended March 31, 2003. Oak's short-term investments were principally invested in investment grade, interest-bearing securities.

     Oak's cash used in operating activities was $24.4 million for the nine months ended March 31, 2003 compared to proceeds of $14.2 million for the same period in the prior year. Cash used in operating activities for the nine months ended March 31, 2003 was primarily a result of a net loss of $46.6 million and a decrease in accounts payable and accrued expenses of $11.0 million offset by depreciation and amortization of $13.9 million, in-process research and development charge of $7.0 million in changes in other balance operating assets of $12.3 million.

     Oak's investing activities during the nine months ended March 31, 2003 used cash of $0.4 million compared to $15.4 million during the same period of the prior year. Cash used in investing activities during the current period resulted primarily from net proceeds from short-term investments of $49.8 million offset by purchases of property and equipment of $5.2 million as well as the purchase of TeraLogic, net of cash acquired, of $45.0 million.

Oak's financing activities during the nine months ended March 31, 2003 provided cash of $0.2 million compared to the $6.7 million during the same period of the prior year. The cash provided by financing activities during the nine months ended March 31, 2003 was a result of issuances of common stock through the exercise of employee stock options and the employee stock purchase plan of $1.8 million offset by repurchases of treasury stock of $1.6 million.

     The following table summarizes our contractual payment obligations and commitments as of June 30, 2002:

                  Payment Obligations by Year (in thousands)


                      2003    2004    2005    2006    2007    Beyond    Total
                      ----    ----    ----    ----    ----    ------    -----
Operating leases... $ 6,536  $6,308  $6,316  $6,602  $4,149   $  295   $30,206
Inventory purchase
  commitments......   5,292      --      --      --      --      --      5,292
                    -------  ------  ------  ------  ------   ------   -------
  Total............ $11,828  $6,308  $6,316  $6,602  $4,149   $  295   $35,498
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

     We recognize product revenues when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. The Company ships products based on either FOB shipping point or FOB customer site. Product revenue is recognized upon transfer of title and shipment of product to customers, net of accruals for estimated sales returns and allowance. The Company has not had a history of significant returns. The Company does not have post shipment obligation or other acceptance criteria to fulfill after shipment has been completed. During fiscal year 2002, approximately 6% of the Company's total revenues were sold through certain distributors that are subject to agreements allowing for limited rights of exchange of up to 7% of the total amounts sold in the previous six-month period. Accordingly, we do not recognize revenue for estimated returns from all amounts sold to these distributors until the right of exchange has expired.

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

     Restructuring Charges for Severance and Facility Abandonment have been accrued based on specific plans for cost reduction that are established by management prior to the end of the quarter. The severance accrual is tied to a plan that is generally specific by person or position that will be eliminated. The facility abandonment reserve is established by estimating how long a facility may be vacant and under what market based terms it might be released. Estimates for each given facility generally range from $200,000 to $800,000. As a result of the TeraLogic acquisition, we now have four facilities, leased by the Company, which we are attempting to sublease at this time with a resulting reserve of $4.8 million as of March 31, 2003. Some portion of these reserves may prove to be too little, or in excess, which could result in an adjustment to restructuring reserves in a future quarter. In general, we expect that these reserves will be relieved over time as payments are made for rent on these abandoned facilities. At this time we do not expect any additional adjustments to be material to the Company's operating results.

     In general, we are in a loss position for tax purposes, and have established a valuation allowance against deferred tax assets, as we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At March 31, 2003, all of our deferred tax assets were reserved. Accruals are made for specific tax exposures and are generally not material to our operating results or financial position, nor do we anticipate material changes to these reserves going forward.


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

     We May Not Be Successful In Completing Our Proposed Merger With Zoran
     ---------------------------------------------------------------------
Corporation.  Although we executed a definitive merger agreement with Zoran, it
-----------
is subject to various closing conditions including approval by the stockholders of both companies and it is possible that the merger may not be completed in the anticipated timeframe or at all. If the proposed merger is not completed or is delayed, our business may suffer for a number of reasons including, but not limited to:

     o legal, accounting and other costs that we have incurred in conjunction with the proposed merger;

     o a potential loss of key management, development or other personnel due to uncertainty surrounding the acquisition;

     o a decline in employee morale;

     o damage to customer relationships, including cancellations, reductions or delays in orders for our products or services;

     o a loss of key strategic relationships or key business partners; and

     o delays in product development or development of new service capabilities.

     Pursuant to terms of the merger agreement, we have not pursued other corporate opportunities, including raising additional funds and continuing our operations as a standalone company. In addition, our inability to complete the merger with Zoran may lower our value or reduce our ability to merge with other companies that may have been interested in acquiring our company. In addition, we could be required to pay a termination fee to Zoran upon the occurrence of certain events.

     Under the terms of the merger agreement, our stockholders will receive
0.2323 shares of Zoran common stock and $1.78 per share in cash at the closing of the merger for each outstanding share of our common stock that they hold. If we do not complete the merger for any reason, our stock price would decline to the extent that the price of our stock prior to an announcement that the merger is terminated reflects an assumption that the merger will be completed.

     Even if the proposed merger is completed, we may fail to realize the anticipated benefits of the merger.

     Our Recently Announced Merger With Zoran May Subject Our Stock Price To
     -----------------------------------------------------------------------
Downward Adjustments As A Result Of Adverse Developments In Zoran's Business.
----------------------------------------------------------------------------
Since we may terminate the merger agreement only in very limited circumstances and the exchange ratio is not subject to adjustment, our stock price may be affected by changes in Zoran's stock price. Accordingly, our stockholders are subject to the risk of downward adjustments in our stock price as a result of adverse developments in Zoran's business. Moreover, if for any reason we are unable to complete the merger with Zoran, the price of our common stock may be adversely affected.

     Our efforts to complete the proposed merger with Zoran are complex and time consuming, and may disrupt our business. The attention and effort devoted to the proposed merger may significantly divert management's attention from our other important business objectives. Completion of the proposed merger is not certain, and this uncertainty may harm our business by disrupting relationships with employees, customers, suppliers and other strategic relationships.

     As a result of these uncertainties and the efforts related to the proposed merger with Zoran, our business could be harmed as a result as a result of:

     o the inability to obtain alternative funding sources during the pendancy of the merger for purposes of ensuring liquidity;

     o potential loss of key management, development or other personnel;

     o decline in employee morale;

     o difficulties in hiring qualified development and other personnel to fill open positions;

     o cancellations, reductions or delays in orders for our products or services;

     o the reluctance of new or old customers and vendors to enter into or expand relationships or agreements with us; and

     o an inability to pursue or complete acquisitions of other companies that may be strategic to our business.

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

     Oak's revenues and operating results are affected by a wide variety of factors, including factors that generally affect everyone in its industry and factors that are more specific to its business and product lines. The principal risk we face in our business is our dependence on the digital television, digital imaging and consumer optical storage markets. Other factors specific to our business and product lines include the following:

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

     It is difficult for us to forecast the level or source of our revenues. Historically, our business has depended largely on the success of our Optical Storage products, including our CD-RW products as well as our Combo (combination DVD and CD-RW) and DVD RW products. Following the transfer of the Optical Storage business, our digital imaging and digital television businesses will serve as the primary source of revenue. We anticipate that Optical Storage revenues will continue to decline.

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

     Oak's Financial Performance Is Highly Dependent On The Timely And
     -----------------------------------------------------------------
Successful Introduction Of New Products.  Our financial performance depends in
---------------------------------------
large part on our ability to successfully develop and market next generation and new products in a rapidly changing technological environment. If we fail to successfully identify new product opportunities and timely develop and introduce new products that achieve market acceptance, we may lose our market share and our future revenue and earnings may suffer. Historically, our financial performance depended largely on the success of our optical storage products, such as CD-RW controller, Combo (combination DVD and CD-RW) and DVD RW controller products. As described earlier, we have transferred certain assets of our Optical Storage business to Sunplus. Accordingly, our future financial performance will increasingly depend on our ability to successfully develop and market next generation and new products in the digital television, HDTV and digital imaging markets.

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

     We must keep pace with rapid technological changes and evolving industry
     ------------------------------------------------------------------------
standards in the broadband communications and digital imaging markets to remain
-------------------------------------------------------------------------------
competitive.  Our future success will depend on our ability to anticipate and -
-----------
adapt to changes in technology and industry standards and our customers' changing demands. The consumer electronics market, in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial
unanticipated costs to comply with these new standards.   A significant
slowdown in the broadband communications market could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the broadband digital television and HDTV markets and to introduce and promote those products successfully. The digital television and HDTV markets may not continue to develop to the extent or in the time periods that we anticipate. If new markets do not develop as we anticipate, or if our products do not gain widespread acceptance in these markets, our business, financial condition and results of operations could be materially and adversely affected.

     If we do not anticipate and adapt to evolving industry standards in
     -------------------------------------------------------------------
broadband digital television and HDTV markets, our products could become
------------------------------------------------------------------------
obsolete and we could lose market share.  Consumer electronic products,
---------------------------------------
particularly in the digital television and HDTV markets, are generally based on industry standards that are continually evolving. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete. We may also have to incur substantial unanticipated costs to comply with these new standards. Our sales and profitability will depend, to a large extent, on our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. Our inability to anticipate the evolving standards in the broadband digital television and HDTV markets, or to develop and introduce new products successfully into this market could materially and adversely affect our business, financial condition and results of operations.

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


     Oak's Markets Are Intensely Competitive and Experience Rapid Technological
     --------------------------------------------------------------------------
Change.   We face intense competition in the markets in which we compete.  We
------
expect that the level of competition will increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions that may be less costly or provide higher performance or additional features. Our principal competitors in the broadband digital television market include Broadcom and ST Microelectronics. We expect competition to continue to increase as industry standards become well known and as other competitors enter our target market. Our principal competitors in the digital office market include Adobe Systems, Inc., Peerless Systems Corporation, Electronics for Imaging, Inc., Oasis Semiconductor, Agilent, TAK ASIC, and in-house, captive suppliers. We also expect increased competition from the merchant market in the future. Many of these existing competitors as well as those customers expected to compete in the future have substantially greater financial, manufacturing, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than we do. In addition, much of our success is dependent on the success of our OEM customers. Our OEM customers in both the optical storage and digital imaging markets compete fiercely with one another for market share in a market characterized by rapid development cycles, short product life cycles and ever-increasing consumer demand for greater performance and functionality at reduced prices.

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

Oak Derives a Large Portion of Its Revenues from International Sales, Depends
-----------------------------------------------------------------------------
on Foreign Subcontractors and is Subject to the Risks of Doing Business in
--------------------------------------------------------------------------
Foreign Countries.  A large portion of our revenues are derived from
-----------------
international sales. International sales, principally to Korea, Japan, and Europe, accounted for approximately 89%, 84% and 75% of our net revenues for fiscal 2002, 2001 and 2000, respectively. Oak also depends on foreign subcontractors for the manufacture of its products. Most of our foreign sales and purchases are negotiated in US dollars, although invoicing is occasionally done in local currency. As a result, we may be subject to the risks of currency fluctuations in the foreign countries in which we do business.

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

     Oak May Need to Continue to Invest Cash Flow in Operations as well as
     ---------------------------------------------------------------------
Capital Purchases for Tools and Equipment, and The Inability to Raise the
-------------------------------------------------------------------------
Additional Capital Necessary to Fund These Investments on Acceptable Terms
--------------------------------------------------------------------------
Could Seriously Harm Our Business.  In order to remain competitive, Oak must
---------------------------------
continue to make investments in research and development, development tools, new facilities and capital equipment. Significant amounts of capital additions could be required in subsequent years. Additionally, in order to obtain an adequate supply of wafers, especially wafers manufactured using advanced process techniques, we have entered into and will continue to consider various possible transactions, including various "take or pay" contracts that commit Oak to purchase specified quantities of wafers over extended periods. Manufacturing arrangements such as these may require substantial capital investment, which may require us to seek additional financing. We believe that existing liquid resources and funds generated from operations, if any, combined with the ability to borrow funds will be adequate to meet our operating and
capital requirements and obligations into the foreseeable future.   We may,
from time to time, seek additional equity or debt financing. However, those funds, when needed, might not be available on terms that we find acceptable. Any future equity financing will also lead to dilution to existing shareholders.

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

     In connection with the merger agreement with Zoran, the Company entered into Amendment No. 2 to its Rights Agreement, which excluded the proposed merger.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of Oak's foreign sales are negotiated in US dollars; however, invoicing is often done in local currency. As a result, Oak may be subject to the risks of currency fluctuations. Assets and liabilities which are denominated in non-functional currencies are re-measured into the functional currency on a monthly basis and the resulting gain or loss is recorded within non-operating income in the statement of operations. Many of Oak's non-functional currency receivables and payables are hedged through managing net asset positions, product pricing and other means. Our strategy is to minimize its non-functional currency net assets or net liabilities in our foreign subsidiaries. Our policy is not to speculate in financial instruments for profit on the exchange rate price fluctuations, trade in currencies for which there are not underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. As of March 31, 2003, Oak did not have any foreign currency forward exchange contracts outstanding. Oak uses financial instruments, including local currency debt arrangements, to offset the gains or losses of the financial instruments against gains or losses on the underlying operations cash flows or investments. If foreign currency rates fluctuate by 10% from rates at March 31, 2003, the effect on our consolidated financial statements would not be material. However, there could be a material effect on our financial statements in the future.

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

     Due to the short maturities of its investments, the carrying values generally approximate the fair value. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the decline in the fair value of the portfolio would not be material. Further, Oak has the ability to hold its fixed income investments until maturity and, therefore, we would not expect to recognize such an adverse impact in income or cash flows.


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

     On March 26, 2002, Teralogic, inc. received a letter from Mr. Alan R. Loudermilk, indicating that certain patents held by Hitachi America Limited may have claims that relate certain aspects of Teralogic's products. On November 24, 2002, Mr. Loudermilk sent a follow up communication to Oak, inviting oak to take a license under the patents. Oak is currently investigating the merits of the patents, and their relation to the Teralogic products. Oak's current opinion is the patents do not cover the Teralogic products; however, if Oak is forced to take a license under the Hitachi patents, or is forced to defend against assertions of patent infringement, it would likely have a material adverse affect on Oak's financial condition, cash flows and results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:



Exhibit
Number                            Exhibit Title
------  -----------------------------------------------------------------------
10.01   1994 Outside Directors' Stock Option Plan - As Amended and Restated
        November 21, 2002

10.02 Agreement and Plan of Reorganization, dated as of May 4, 2003, by and among Oak Technology, Inc., Zoran Corporation and Zinc Acquisition
        Corporation (incorporated by reference to the Form 8-K filed with the SEC on May 7, 2003)

10.03   The Second Amendment to Rights Agreement between the Company and
        EquiServe Trust Company, N.A., dated May 2, 2003

10.04 Indemnification Agreement between Oak Technology and the Directors of the Company dated January 15, 2003.



(b) Reports on Form 8-K
    -------------------

     On January 6, 2003, the Company filed a report on Form 8-K/A to report additional information regarding the completion of the acquisition of TeraLogic, Inc., a Delaware corporation ("TeraLogic").

     On February 13, 2003, the Company filed a report on Form 8-K/A to include additional financial information regarding the acquisition of TeraLogic, Inc.

     On February 20, 2003, the Company filed a report on Form 8-K to disclose that on February 5, 2003, Oak Technology, Inc. announced that it had signed a definitive agreement with Sunplus Technology Co., Ltd. ("Sunplus"), a publicly held fabless semiconductor company focused on the consumer market, based in Taiwan.

     On April 18, 2003, the Company filed a report on Form 8-K to report that on April 3, 2003, Oak Technology, Inc. completed the sale of certain optical storage assets to Sunplus Technology Co., Ltd.

     On April 22, 2003, the Company filed a report on Form 8-K to disclose the earnings release issued by the Company for the quarter ended March 31, 2003.

     On May 7, 2003, the Company filed a report on Form 8-K to report that on May 4, 2003, Oak Technology, Inc. had entered into an Agreement and Plan of Reorganization with Zoran Corporation and Zinc Acquisition Corporation.

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




Date: May 15, 2003


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


Date:   May 15, 2003

By:     /s/  Young K. Sohn
        ---------------------------

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


Date:   May 15, 2003

By:     /s/  John S. Edmunds
        --------------------------

Name:   John S. Edmunds

Title:  Senior Vice President of Finance and Chief Financial Officer

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Young K. Sohn, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Oak Technology, Inc. on Form 10-Q for the fiscal quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Oak Technology, Inc.


                                         By:   /s/  Young K. Sohn
                                               ------------------------------

                                         Name:  Young K. Sohn

                                         Title:  Chairman of the Board of
                                                 Directors, President and Chief
                                                 Executive Officer

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, John S. Edmunds, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Oak Technology, Inc. on Form 10-Q for the fiscal quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Oak Technology, Inc.




                                     By:    /s/  John S. Edmunds
                                            -------------------------------

                                     Name:  John S. Edmunds

                                     Title: Senior Vice President of Finance
                                            and Chief Financial Officer

                                Exhibit Index



Exhibit
Number                              Exhibit Title
------  -----------------------------------------------------------------------
10.01   1994 Outside Directors' Stock Option Plan - As Amended and Restated
        November 21, 2002

10.02 Agreement and Plan of Reorganization, dated as of May 4, 2003, by and among Oak Technology, Inc., Zoran Corporation and Zinc Acquisition
        Corporation (incorporated by reference to the Form 8-K filed with the SEC on May 7, 2003)

10.03   The Second Amendment to Rights Agreement between the Company and
        EquiServe Trust Company, N.A., dated May 2, 2003

10.04 Indemnification Agreement between Oak Technology and the Directors of the Company dated January 15, 2003.
