Form 10-Q/A
period 2003-03-31
OAK TECHNOLOGY INC
filed 2003-06-27
CIK 824225

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------


                                 FORM 10-Q/A

                               AMENDMENT NO. 1


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


                              EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Form 10-Q") of Oak Technology, Inc. and is being filed (1) to amend Part I Item 1, "Financial Statements (Unaudited): Notes to Condensed Consolidated Financial Statements" to add Note 12 "Related Party Transaction," and (2) to amend Part I Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" to provide additional disclosure regarding the impact of the sale of inventory by the Company during the quarter ended March 31, 2003 on gross profit margin. The Amendment contains no other changes to the Form 10-Q. In order to preserve the nature and character of the disclosures as of May 15, 2003, the date on which the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 was originally filed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as mentioned in the preceding sentence.


===============================================================================

                    OAK TECHNOLOGY, INC. AND SUBSIDIARIES

                                  FORM 10-Q/A
                                    INDEX

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

     Similarly, for the three and nine month periods ended March 31, 2002, there were approximately 238,000 and 2,331,000 weighted average options outstanding, respectively, which were excluded from the calculation of diluted weighted average shares outstanding as inclusion of these options would have had an anti-dilutive effect.

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


12. Related Party Transaction
    -------------------------

     Oak's Chief Executive Officer, Mr. Young Sohn, committed in writing on March 14, 2002 to contribute $1,000,000 of Oak stock, which he owned at the time, to an exchange fund (the "Fund") being privately offered by a brokerage firm. At the Fund's closing on April 17, 2002, 60,060 of Mr. Sohn's personal Oak shares valued at $16.65 per share were exchanged for shares of the Fund. Mr. Sohn filed a Form 4, on May 10, 2002, reporting this sale.

     In October 2002, Mr. Sohn determined to acquire Oak shares. On October 11, 2002, he purchased 80,000 shares of Oak in the open market valued at an average of approximately $1.20 per share, and filed a Form 4 covering these purchases on October 14, 2002.

     As the result of a press inquiry on October 17, 2002, the Board of Directors (excluding Mr. Sohn) commenced an investigation to determine whether or not Mr. Sohn had violated Section 16(b) of the Securities Exchange Act of 1934. The Board retained special independent legal counsel to represent it in the investigation.

     In December 2002, after conclusion of the investigation and after negotiation between Oak's special counsel and Mr. Sohn's counsel, the Board of Directors agreed to accept his reimbursement to Oak of $550,000 in full satisfaction of the Section 16(b) matter. The Board made this decision after reviewing disputed facts as to when Mr. Sohn was deemed to have sold Oak shares to the Fund; Mr. Sohn asserted that he had sold the shares on March 14, 2002, and therefore had not realized a short-swing profit, while Oak's counsel asserted that the applicable sale date was April 17, 2002.

     In making its decision to accept Mr. Sohn's offer, the Board also noted significant questions of law existed in proving Mr. Sohn's violation and in securing a disgorgement from him of the maximum amount of profit received plus interest from October 11 (approximately $925,000 plus interest at 3% equivalent to approximately $5,000) from the trades. In light of these factual and legal issues, the Board decided that the value of presently receiving a substantial disgorgement sum better served Oak's interests than the remote likelihood that protracted and expensive litigation would produce a more favorable result. Accordingly, the Board concluded that Mr. Sohn's payment of $550,000 was fair, reasonable and adequate. Mr. Sohn made payment to the Company on December 17, 2002, immediately following the execution of a settlement agreement with the Company.

                      OAK TECHNOLOGY, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 (Unaudited)

     Subsequently, two attorneys unaffiliated with Oak, who specialize in litigating Section 16(b) cases, conducted a review of the facts and applicable law of this matter. At the conclusion of their review, both attorneys notified Oak that they would not challenge the settlement.



13. Subsequent Events
    -----------------


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


Results of Operations
---------------------

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


     During fiscal 2001 and 2002, the Company provided a full reserve for certain quantities of inventory primarily related to Optical Storage of $5.6 million and $4.1 million, respectively. Approximately $4.1 million in fully reserved gross inventory was physically scrapped during the quarter ended December 31, 2002 which had no impact to the Company's net loss. During the quarter ended March 31, 2003, the Company scrapped approximately $2.8 million in fully reserved gross inventory which had no impact to net loss for the period. In addition, fully reserved gross inventory with an original cost of approximately $1.0 million was sold during the March 2003 quarter resulting in $1.1 million of revenues with 100% gross profit primarily related to the Optical Storage group. Excluding this revenue related to fully reserved products, total gross margin for the three month period ended March 31, 2003 would have decreased to 58% from the reported 59% and total gross margins for the nine month period ended March 31, 2003 would have remained constant at 58%.
 Optical Storage gross margins for the three month period ended March 31, 2003 would have decreased to 33% from the reported 42% and Optical Storage gross margins for the nine month period ended March 31, 2003 would have decreased to 41% from 43%. These inventory items had been fully reserved in previous periods based on the Company's comparison of the quantity and cost of inventory on hand to management's forecast of customer demand at that time. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. At March 31, 2003 there was approximately $1.2 million of fully reserved inventory which if not sold would be scrapped at some future date.

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

     The following table summarizes our contractual payment obligations and commitments as of June 30, 2002:

                  Payment Obligations by Year (in thousands)
                  -----------------------------------------

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




Date: June 26, 2003


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


Date:   June 26, 2003


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


Date:   June 26, 2003


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
